Form 10-Q
period 1996-03-31
MOVIE GALLERY INC
filed 1996-05-14
CIK 925178

- ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ________ TO _________

                  Commission file number     0-24548

                              MOVIE GALLERY, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                   63-1120122
(State or other jurisdiction of                    (I.R.S.Employer
 incorporation or organization)                  Identification No.)


    739 WEST MAIN STREET, DOTHAN, ALABAMA                   36301
  (Address of principal executive offices)                (Zip Code)

                                (334) 677-2108
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                  YES  X   NO
                                      ----    -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,379,308 shares of Common Stock as of May 8, 1996

- ------------------------------------------------------------------------------

   The exhibit index to this report appears at page 11 of 13 consecutively numbered pages.

                              Movie Gallery, Inc.

                                     Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 1996 and December
            31, 1995.................................................... 1

Consolidated Statements of Income - Three months
            ended March 31, 1996 and 1995............................... 2

Consolidated Statements of Cash Flows - Three months ended
            March 31, 1996 and 1995..................................... 3

Notes to Consolidated Financial Statements - March 31, 1996............. 4

Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition.......................... 7

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................11

                              Movie Gallery, Inc.

                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                March 31      December 31
                                                  1996           1995
                                               -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $  1,091       $  5,689
  Recoverable income tax                              924          1,278
  Merchandise inventory                             7,469          9,511
  Accounts receivable                               2,171          1,701
  Prepaid expenses and other                        1,636          1,958
                                                 --------       --------
Total current assets                               13,291         20,137

Videocasette rental inventory, net                 72,691         63,893
Property, furnishing and equipment, net            37,803         33,974
Deferred charges, net                              11,669         12,039
Excess of cost over net assets acquired            82,517         76,077
Deposits and other assets                           2,176          1,761
                                                 --------       --------
Total assets                                     $220,147       $207,881
                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 38,800       $ 31,000
  Accounts payable                                 10,674         15,575
  Accrued liabilities                               3,591          3,520
  Current portion of long-term debt                 5,449          4,988
                                                 --------       --------
Total current liabilities                          58,514         55,083

Long-term debt                                      1,407          5,793
Deferred income taxes                              13,309         10,634

Stockholders' equity
  Preferred stock, $.10 par value 2,000,000
    shares authorized, no shares issued and
    outstanding                                                       -
  Common stock, $.001 par value; 30,000,000
    shares authorized, 12,341,704 and
    12,108,863 shares issued and outstanding
    respectively                                       12             12
  Additional paid-in capital                      122,908        117,463
  Retained earnings                                23,997         18,896
                                                 --------       --------
Total stockholders' equity                        146,917        136,371
                                                 --------       --------
Total liabilities and stockholders' equity       $220,147       $207,881
                                                 ========       ========

See accompanying notes
- ----------------------

                              Movie Gallery, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)
                 (dollars in thousands, except per share data)


                                                      Three Months Ended
                                                            March 31
                                                       1996         1995
                                                   -----------   ----------
Revenues:
  Rentals                                          $    46,906   $   19,446
  Product sales                                          6,806        2,674
                                                   -----------   ----------
                                                        53,712       22,120

Operating costs and expenses:
  Store operating expenses                              24,836        9,414
  Amortization of videocassette rental inventory        10,388        3,843
  Amortization of intangibles                            1,522          453
  Costs of sales                                         3,960        1,858
  General and administrative                             3,971        1,832
                                                   -----------   ----------
Operating income                                         9,035        4,720
Interest expense, net                                     (808)        (139)
                                                   -----------   ----------
Income before income taxes                               8,227        4,581
Income taxes                                             3,126        1,718
                                                   -----------   ----------
Net income                                         $     5,101   $    2,863
                                                   ===========   ==========
Net income per share                               $       .41   $      .30
                                                   ===========   ==========
Shares used in computing net income per share       12,336,484    9,475,159
                                                   ===========   ==========
See accompanying notes
- ----------------------

                              Movie Gallery, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (dollars in thousands)

                                                       Three Months Ended
                                                            March 31
                                                       1996          1995
                                                     --------      --------
OPERATING ACTIVITIES
Net income                                           $  5,101      $  2,863
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation                                         11,887         4,346
  Amortization                                          1,522           453
  Deferred income taxes                                 2,675           525
Changes in operating assets and liabilities:
  Recoverable income tax                                  355         1,223
  Merchandise inventory                                 2,101          (389)
  Other current assets                                   (148)         (155)
  Deposits                                               (416)         (386)
  Accounts payable                                     (4,902)          688
  Accrued liabilities                                      71          (396)
                                                     --------      --------
Net cash provided by operating activities              18,246         8,772

INVESTING ACTIVITIES
Business acquisitions                                  (5,050)       (6,415)
Purchase of videocassette rental inventory, net       (17,045)       (8,563)
Purchase of property, furnishings and equipment        (4,648)       (2,964)
                                                     --------      --------
Net cash used in investing activities                 (26,743)      (17,942)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                     24           213
Proceeds from issuance of note payable                  7,800         8,700
Principal payments on long-term debt                   (3,925)         (375)
                                                     --------      --------
Net cash provided by financing activities               3,899         8,538
                                                     --------      --------
(Decrease) increase in cash and cash equivalents       (4,598)         (632)
Cash and cash equivalents at beginning of period        5,689         3,220
                                                     --------      --------
Cash and cash equivalents at end of period           $  1,091      $  2,588
                                                     ========      ========

See accompanying notes
- ----------------------

                              Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)



1.  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.


2.  VIDEOCASSETTE RENTAL INVENTORY


Videocassette rental inventory and related accumulated amortization are as follows:

                                     March 31    December 31
                                       1996         1995
                                     --------    -----------
                                         (in thousands)

Videocassette rental inventory       $112,400      $ 93,231
Accumulated amortization             (39,709)      (29,338)
                                     --------      --------
                                     $ 72,691      $ 63,893
                                     ========      ========

3.  PROPERTY, FURNISHINGS AND EQUIPMENT

Property, furnishings and equipment are stated at cost and include costs incurred in the development and construction of new stores. Depreciation is provided over the estimated lives of the related assets on a straight-line basis. Property, furnishings and equipment consists of the following:

                              Movie Gallery, Inc.

3.  PROPERTY, FURNISHINGS AND EQUIPMENT (CONTINUED)

                                     March 31    December 31
                                       1996         1995
                                     --------    -----------
                                         (in thousands)

Land and buildings                   $  1,879      $  1,879
Furniture and fixtures                 18,269        16,352
Equipment                              13,327        12,159
Leasehold improvements                 10,036         8,280
                                     --------      --------
                                       43,511        38,670
Accumulated depreciation               (5,708)       (4,696)
                                     --------      --------
                                     $ 37,803      $ 33,974
                                     ========      ========



4.  STOCKHOLDERS' EQUITY

In July 1994, the Board of Directors adopted and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan, as amended, provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. The Company has reserved 1,250,000 shares for issuance under the Plan. At March 31, 1996, options representing the right to purchase 1,205,950 shares had been issued at prices ranging from $14.00 to $42.63 per share, 1,400 of which were exercised during the three months ended March 31, 1996. Of the 1,075,550 options outstanding, options to purchase 431,850 shares were exercisable, and the remaining options become exercisable over one to five years.


5.  ACQUISITIONS

During the three months ended March 31, 1996, the Company acquired the assets and assumed certain liabilities, (principally store leases) of 31 video specialty stores from 11 unrelated sellers for approximately $10.2 million, including 228,080 shares of common stock. The purchase method of accounting was used to record the acquisitions. The excess of the cost over the estimated fair value of the assets acquired of $6.4 million will be amortized over 20 years on a straight-line basis. The results of operations of the acquired stores have been included in the operations of the Company since their respective dates of acquisition.

                              Movie Gallery, Inc.

5.  ACQUISITIONS (CONTINUED)

The following unaudited pro forma information presents the results of operations as though the aforementioned acquisitions and other acquisitions which have occurred since January 1, 1995 had occurred as of the beginning of the year in which the acquisition occurred and the beginning of the immediately preceding year.

                                            Pro forma
                                        Three Months Ended
                                             March 31
                                    1996                  1995
                               ------------------------------------
                               (in thousands, except per share data)

Revenues                           $55,364               $50,417
Net income                           5,304                 5,241
Net income per share               $   .43               $   .42

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of income data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period and number of stores open at the end of each period.


                                                 Three months ended
                                                     March 31
                                      ----------------------------------------
                                                                     Increase
                                         1996          1995         (Decrease)
                                      ----------    ----------      ----------
Revenues:
  Rentals                                 87.3%           87.9%          (0.6)%
  Product sales                           12.7            12.1            0.6
                                      --------        --------       --------
                                         100.0           100.0              -

Operating costs and expenses:
  Operating expenses                      46.2            42.6            3.6
  Amortization of rental inventory        19.4            17.4            2.0
  Amortization of intangibles              2.8             2.0            0.8
  Cost of sales                            7.4             8.4           (1.0)
  General and administrative               7.4             8.3           (0.9)
                                      --------        --------       --------
Total                                     83.2            78.7            4.5
                                      --------        --------       --------
Operating income                          16.8            21.3           (4.5)
                                      --------        --------       --------


Interest expense, net                     (1.5)           (0.6)          (0.9)
                                      --------        --------       --------
Income before income taxes                15.3            20.7           (5.4)
Income taxes                               5.8             7.8           (2.0)
                                      --------        --------       --------
Net income                                 9.5            12.9           (3.4)
                                      ========        ========       ========

Number of stores open at end
    of period                              707             335            372
                                      ========         ========       ========

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)


For the three months ended March 31, 1996, revenues were approximately $53.7 million, an increase of 143% over the same period in 1995. The increase was a result of an increase in the number of stores operated by the Company and an increase in same store sales of 2% at stores operated by the Company for at least 13 months. Product sales increased as a percentage of revenue from 12.1% for the three months ended March 31, 1995 to 12.7% for the three months ended March 31, 1996 as a result of (i) an emphasis on the sale of previously viewed rental inventory; and (ii) an increase in the variety of movie memorabilia and confectionery items sold in the stores.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll increased as a percentage of revenues from 42.6% for the three months ended March 31, 1995 to 46.2% for the three months ended March 31, 1996. The increase in store operating expenses is due primarily to an increase in rent and other expenses in connection with the integration of developed and acquired stores into the Company's store base.

Amortization of videocassette rental inventory increased as a percentage of revenue to 19.4% for the three months ended March 31, 1996 from 17.4% for the three months ended March 31, 1995 due to an increase in purchasing levels during 1995. The purchase of videocassette rental inventory represents the Company's single largest operating expenditure and the amortization of that inventory over its estimated useful life results in a substantial charge against income. The method of amortization has evolved over time in the video specialty store industry as the business has changed. The Company adopted its current method in April 1993 in preparation for its initial public offering which occurred in August 1994. The method adopted was similar to the amortization method employed by the established industry leader, Blockbuster Entertainment, and others in the industry.

During late 1994 and in March 1996, Blockbuster and another large public video specialty store chain announced that they had revised their methods to accelerate the rate of amortization. Due to these changes and the evolving nature of the video specialty retail industry, the Company began a comprehensive analysis of its amortization policy during the first quarter. This analysis is continuing and the Company anticipates adopting a change in its amortization method during the second quarter consistent with the Company's operations and industry trends. The Company believes that the change will be to a method which is similar to that used by other industry leaders. While the extent of this change has not been determined, the change will accelerate the rate of amortization of its videocassette inventory thereby increasing operating expenses and reducing net income. A change would have no impact on the Company's cash flow from operations.

Cost of sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 69.5% for the three months ended March 31, 1995 to 58.2% for the three months ended March 31, 1996. The increase in product sales gross margins resulted primarily from an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories, and from an increase in margins on sell-through products.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)


General and administrative expenses decreased for the three months ended March 31, 1996 versus comparable periods in 1995 primarily as a result of operating efficiencies attained through a larger revenue base.

Amortization of intangibles increased as a percentage of revenue to 2.8% for the three months ended March 31, 1996 from 2.0% for the three months ended March 31, 1995 due to cumulative effect of the substantial number of acquisitions which occurred subsequent to the Company's initial public offering in August 1994 and which were accounted for under the purchase method of accounting.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs are for acquiring and opening new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores and the continued upgrading and installation of the Company's point-of-sale and management information systems. Typically, the Company has funded its inventory purchases, its remodeling program and a majority of its new store opening costs from cash flow from operations. The Company has funded the balance of its capital needs, primarily for the acquisition of additional video stores, from the proceeds of two public offerings, loans under the Company's credit facility and seller financing.

Net cash provided by operating activities was $18.2 million during the first quarter of 1996 (the "96 Quarter") as compared to $8.8 million during the first quarter of 1995 (the "95 Quarter"). The increase was primarily due to higher net income before depreciation, amortization and deferred taxes, a decrease in merchandise inventory, offset by a reduction in payables.

Net cash used in investing activities was $26.7 million during the 96 Quarter as compared to $17.9 million during the 95 Quarter, primarily as a result of a net increase in the purchase of videocassette rental inventory resulting from the Company's growth.

Net cash provided by financing activities decreased from $8.5 million in the 95 Quarter to $3.9 million in the 96 Quarter. This decrease was primarily the result of a $3.9 million reduction in long-term debt during the 96 Quarter.

The Company currently has a $60 million credit facility with its bank, of which approximately $20 million was available at May 8, 1996.

It is anticipated that future acquisitions will be completed using funds available under its credit facility, financing provided by sellers, alternative financing arrangements such as capital raised in public or private debt or equity offerings and the use of the Company's Common Stock. The Company currently has registered and available for issuance in future acquisitions over $100 million of its Common Stock. Since the last quarter of 1995, the Company has issued an aggregate of 544,500 shares of its Common stock in connection with the acquisition of 92 additional stores.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)

At March 31, 1996, the Company had a working capital deficit of $45.2 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle.
Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)


                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

  a)   Exhibits -
            11  Computation of Earnings Per Share
            27  Financial Data Schedule

  b)   Reports on Form 8-K

       A Form 8-K dated February 28, 1996, in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, was filed outlining cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company.



                                   Signatures
                                        -----

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Movie Gallery, Inc.
                                        --------------------------------------
                                                      (Registrant)

Date:  May 14, 1996                     /s/ J. Steven Roy
                                        --------------------------------------
                                        J. Steven Roy, Senior Vice President
                                        and Chief Financial Officer