Form 10-Q
period 1996-06-30
MOVIE GALLERY INC
filed 1996-08-14
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ___________ TO __________



                         Commission file number 0-24548

                               Movie Gallery, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    63-1120122
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)



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


                 YES     X                             NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,422,534 shares of Common Stock as of August 12, 1996






The exhibit index to this report appears at page 11 of 14 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 1996 and December 31, 1995..............1

Consolidated  Statements  of Income - Three months ended June 30, 1996 and 1995;
Six months ended June 30, 1996 and 1995 ..................................... .2

Consolidated Statements of Cash Flows - Six months ended
June 30, 1996 and 1995.........................................................3

Notes to Consolidated Financial Statements - June 30, 1996.....................4

Item 2.  Management's Discussion and Analysis of Results of Operations
and Financial Condition................................................ .......7


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                               Movie Gallery, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                      June 30     December 31
                                                       1996          1995
                                                    -----------   -----------
                                                    (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                           $  6,405     $  5,689
  Recoverable income tax                                 1,340        1,278
  Merchandise inventory                                  9,171        9,511
  Accounts receivable                                    1,634        1,701
  Prepaid expenses and other                             2,586        1,958
                                                      --------     --------
Total current assets                                    21,136       20,137


Videocassette rental inventory, net                     71,285       63,893
Property, furnishing and equipment, net                 41,598       33,974
Deferred charges, net                                   11,691       12,039
Excess of cost over net assets acquired                 84,592       76,077
Deposits and other assets                                1,358        1,761
                                                      --------     --------
Total assets                                          $231,660     $207,881
                                                      ========     ========


Liabilities and stockholders' equity
Current liabilities:
  Note payable                                        $ 42,500     $ 31,000
  Accounts payable                                      16,554       15,575
  Accrued liabilities                                    4,526        3,520
  Current portion of long-term debt                      5,316        4,988
                                                      --------     --------
Total current liabilities                               68,896       55,083


Long-term debt                                           1,408        5,793
Deferred income taxes                                   12,623       10,634


Stockholders' equity
  Preferred stock, $.10 par value; 2,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, $.001 par value; 30,000,000 shares
   authorized, 12,654,161 and 12,108,863 shares
   issued and outstanding, respectively                     13           12
  Additional paid-in capital                           126,718      117,463
  Retained earnings                                     22,002       18,896
                                                      --------     --------
Total stockholders' equity                             148,733      136,371
                                                      --------     --------
Total liabilities and stockholders' equity            $231,660     $207,881
                                                      ========     ========

See accompanying notes

                               Movie Gallery, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)



                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1996          1995        1996        1995
                                 ---------    ---------   ---------    ---------

Revenues:
  Rentals                        $  45,433    $  20,855   $  92,339    $  40,300
  Product sales                      7,162        3,358      13,968        6,032
                                 ---------    ---------   ---------    ---------
                                 $  52,595    $  24,213   $ 106,307    $  46,332

Operating costs and expenses:
  Store operating expenses          25,730       10,417      50,566       19,831
  Amortization of videocassette
    rental inventory                19,400        4,583      29,788        8,425
  Amortization of intangibles        1,625          579       3,147        1,032
  Cost of sales                      4,419        2,200       8,379        4,058
  General and administrative         3,794        2,092       7,765        3,924
                                 ---------    ---------   ---------    ---------
Operating income (loss)             (2,373)       4,342       6,662        9,062
Interest income (expense), net        (839)         282      (1,647)         143
                                 ---------    ---------   ---------    ---------

Income (loss) before income
  taxes                             (3,212)       4,624       5,015        9,205
Income taxes                        (1,217)       1,654       1,909        3,372
                                 ---------    ---------   ---------    ---------
Net income (loss)                $  (1,995)   $   2,970   $   3,106    $   5,833
                                 ---------    ---------   ---------    ---------
Net income (loss) per share      $    (.16)   $     .26   $     .25    $     .56
                                 =========    =========   =========    =========

Shares used in computing net
  income (loss) per share           12,700       11,519      12,519       10,501
                                 =========    =========   =========    =========

See accompanying notes

                               Movie Gallery, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                               June 30
                                                           1996        1995
                                                         --------    --------

OPERATING ACTIVITIES
Net income                                               $  3,106    $  5,833
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                                           32,980       9,619
    Amortization                                            3,147       1,032
    Deferred income taxes                                   1,690       2,438
Changes in operating assets
  and liabilities:
    Recoverable income tax                                    156        (310)
    Merchandise inventory                                     490      (1,024)
    Other current assets                                     (562)       (473)
    Deposits and other                                        404        (705)
    Accounts payable                                          541         297
    Accrued liabilities                                     1,006         328
                                                         --------    --------
Net cash provided by operating
  activities                                               42,958      17,035


INVESTING ACTIVITIES
Business acquisitions                                      (7,514)    (36,103)
Purchases of videocassette rental
  inventory, net                                          (33,355)    (17,176)
Purchases of property, furnishings
  and equipment                                            (9,339)     (7,165)
                                                         --------    --------
Net cash used in investing activities                     (50,208)    (60,444)


FINANCING ACTIVITIES
Proceeds from issuance of common stock                        524      62,284
Proceeds from issuance of notes payable                    11,500          --
Principal payments on long-term debt                       (4,058)     (3,875)
Cash dividends                                                 --        (188)
                                                         --------    --------
Net cash provided by financing activities                   7,966      58,221
                                                         --------    --------
Increase in cash and cash equivalents                         716      14,812
Cash and cash equivalents at beginning of period            5,689       3,220
                                                         --------    --------
Cash and cash equivalents at end of period               $  6,405    $ 18,032
                                                         ========    ========

See accompanying notes

                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended January 5, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.


2.   Videocassette Rental Inventory

Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, videocassettes considered to be base stock are amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes are amortized as follows: (i) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5 which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales; and
(ii) copies one through three of each title per store are amortized as base stock. Management believes the new method will result in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by its primary competitors.

The new method of amortization has been applied to all inventory held at April 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense for the quarter ended June 30, 1996 by approximately $7.7 million and reduced net income and earnings per share by $4.7 million and $0.38, respectively.


3.  Acquisitions

During the three months ended June 30, 1996, the Company acquired the assets and assumed certain liabilities (principally store leases) of 44 video specialty stores from eight unrelated sellers for approximately $10.6 million, including 278,757 shares of common stock. The purchase method of accounting was used to record the acquisitions. The excess of the cost over the estimated fair value of the assets acquired of $3.2 million will be amortized over 20 years on a straight-line basis. The results of operations of the acquired stores have been included in the operations of the Company since their respective dates of acquisition.

                              Movie Gallery, Inc.

3.  Acquisitions (Continued)

The following unaudited pro forma information presents the results of operations as though the aforementioned acquisitions and other acquisitions which have occurred since January 1, 1996 had occurred as of the beginning of the year in which the acquisition occurred and the beginning of the immediately preceding year.

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1996        1995       1996       1995
                                 --------    --------   --------   --------
                                    (in thousands, except per share data)

Revenues                         $ 54,184    $ 51,861   $113,135   $107,928
Net income (loss)                  (1,785)      4,911      4,021     10,861
Net income (loss) per share      $   (.14)   $    .39   $    .32   $    .86



4.  Subsequent Events

On July 1, 1996, a subsidiary of the Company acquired Home Vision Entertainment, Inc. ("Home Vision") in a transaction which will be accounted for as a pooling of interests. Home Vision operates 55 video specialty stores in Maine, New Hampshire and Massachusetts. The Company issued approximately 731,000 shares of its common stock to Home Vision shareholders and assumed approximately $12.5 million in liabilities upon consummation of the merger. The actual shares issued are subject to adjustment within 60 days based on the actual amount of assumed liabilities and available cash at closing.

On July 1, 1996, a subsidiary of the Company acquired Hollywood Video, Inc. ("Hollywood Video") in a transaction which will be accounted for as a pooling of interests. Hollywood Video operates 43 video specialty stores in Iowa, Wisconsin and Illinois. The Company issued approximately 38,000 shares of its common stock to Hollywood Video shareholders and assumed approximately $11.5 million in liabilities upon consummation of the merger. The actual shares issued are subject to adjustment within 60 days based on the actual amount of assumed liabilities and available cash at closing.

The effects of conforming the accounting policies of the Company, Home Vision and Hollywood Video are not expected to be material.

The following table summarizes the unaudited consolidated pro forma results of operations, assuming the Home Vision and Hollywood Video acquisitions described above had occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect the results of operations as they would have been had the Company and the acquired entities constituted a single entity during such periods.

                              Movie Gallery, Inc.

       Notes to Consolidated Financial Statements (Unaudited)(Continued)


4.   Subsequent Events (Continued)

                                  Three Months Ended      Six Months Ended
                                        June 30               June 30
                                   1996        1995       1996       1995
                                 --------    --------   --------   --------
                                   (in thousands, except per share data)

Revenues                         $ 60,305    $ 30,494   $122,805   $ 58,764
Net income (loss)                  (2,435)      2,983      2,706      5,828
Net income (loss) per share      $   (.18)   $    .24   $    .20  $     .52


On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a Reducing Revolving Credit Facility (the "Facility"). The Facility is unsecured, provides borrowings for up to $125 million and replaces the Company's existing line of credit agreement. The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility require the Company to maintain certain cash flow levels. At August 12, 1996, $65 million was outstanding under the Facility with additional availability of approximately $6 million.

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

                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                               ------------------------ ------------------------
                                              Increase                 Increase
                               1996     1995 (Decrease)  1996     1995(Decrease)
                              -----    -----   -----    -----    -----   -----
Revenues:
   Rentals                     86.4%    86.1%    0.3%    86.9%    87.0%   (0.1)%
   Product sales               13.6     13.9    (0.3)    13.1     13.0     0.1
                              -----    -----   -----    -----    -----   -----
                              100.0    100.0      --    100.0    100.0      --
Operating costs and expenses:
   Store operating expenses    48.9     43.0     5.9     47.6     42.8     4.8
   Amortization of rental
     inventory                 36.9     18.9    18.0     28.0     18.2     9.8
   Amortization of
     intangibles                3.1      2.4     0.7      2.9      2.2     0.7
   Cost of sales                8.4      9.1    (0.7)     7.9      8.8    (0.9)
   General and
     administrative             7.2      8.6    (1.4)     7.3      8.4    (1.1)
                              -----    -----   -----    -----    -----   -----
Total                         104.5     82.0    22.5     93.7     80.4    13.3
                              -----    -----   -----    -----    -----   -----
Operating income               (4.5)    18.0   (22.5)     6.3     19.6   (13.3)

Interest income
  (expense), net               (1.6)     1.1    (2.7)    (1.6)     0.3    (1.9)
                              -----    -----   -----    -----    -----   -----
Income before income
  taxes                        (6.1)    19.1   (25.2)     4.7     19.9   (15.2)
Income taxes                   (2.3)     6.9    (9.2)     1.8      7.3    (5.5)
                              -----    -----   -----    -----    -----   -----
Net income                     (3.8)%   12.2%   16.0%     2.9%    12.6%   (9.7)%
                              =====    =====   =====    =====    =====   =====

Number of stores open
  at end of period              764      391     373      764      391     373
                              =====    =====   =====    =====    =====   =====

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

For the three months and six months ended June 30, 1996, revenues were $52.6 million and $106.3 million, increases of 117.2% and 129.4%, respectively over the same periods in 1995. The increases were a result of an increase in the number of stores operated by the Company. Same store sales decreased 2% for the quarter and were essentially flat for the six months ended June 30, 1996 at stores operated by the Company for at least 13 months. The same store sales decrease for the quarter is primarily the result of unusually dry weather in the south and southwest, where the majority of the Company's stores are located, and due to continued softness in the video game rental market.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues from 43.0% for the three months ended June 30, 1995 to 48.9% for the three months ended June 30, 1996. For the six months ended June 30, 1996, store operating expenses as a percentage of revenue were 47.6%, an increase from 42.8% for the comparable period in 1995. The increase in store operating expenses is primarily due to (i) the decrease in same store sales during the second quarter; (ii) an increase in rent and other expenses in connection with the integration of developed and acquired stores into the Company's store base; and (iii) incremental store-level costs incurred during the installation of the Company's new point-of-sale system in over 270 stores during the quarter.

Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, videocassettes considered to be base stock are amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes are amortized as follows: (i) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5 which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales; and
(ii) copies one through three of each title per store are amortized as base stock. Management believes the new method will result in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by its primary competitors.

The new method of amortization has been applied to all inventory held at April 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense for the quarter ended June 30, 1996 by approximately $7.7 million and reduced net income and earnings per share by $4.7 million and $0.38, respectively. Net of the approximately $7.7 million charge discussed above, videocassette amortization expense as a percentage of revenue under the new method was approximately 22.3% for the second quarter of 1996, and 20.8% for the six months ended June 30, 1996.

Cost of sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 67.3% for the six months ended June 30, 1995 to 60.0% for the six months ended June 30, 1996. For the three months ended June 30, 1996 and 1995, cost of sales as a percentage of revenues from product sales was 61.7% and 65.5%, respectively. The increase in product sales gross margins resulted primarily from an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories, and from an increase in margins on sell-through products.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


General and administrative expenses as a percentage of revenue decreased to 7.2% for the three months ended June 30, 1996 versus 8.6% for the comparable period in 1995. For the six month period ended June 30, 1996, general and administrative expenses as a percentage of revenue was 7.3% versus 8.4% for the same period in 1995. The decrease is primarily due to operating efficiencies attained through a larger revenue base.

Amortization of intangibles increased as a percentage of revenue to 3.1% for the three months ended June 30, 1996 from 2.4% for the three months ended June 30, 1995. For the six months ended June 30, 1995 and 1996, amortization of intangibles increased from 2.2% to 2.9%, respectively. These increases are due to the effect of the substantial number of acquisitions which occurred subsequent to the Company's initial public offering in August 1994 and throughout 1995 which were accounted for under the purchase method of accounting.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs are for acquiring and opening new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores and the continued upgrading and installation of the Company's point-of-sale and management information systems. Typically, the Company has funded its inventory purchases, its remodeling program and a majority of its new store opening costs from cash flow from operations. The Company has funded the balance of its capital needs, primarily for the acquisition of additional video stores, from the proceeds of two public offerings, loans under revolving credit facilities, the issuance of the Company's shares to sellers and seller financing.

Net cash provided by operating activities was $43.0 million for the six months ended June 30, 1996 as compared to $17.0 million for the comparable period of 1995. The increase was primarily due to; (i) higher net income before depreciation, amortization and deferred taxes; (ii) a decrease in merchandise inventory; and, (iii) an increase in both accounts payable and accrued liabilities.

Net cash used in investing activities was $50.2 million for the six months ended June 30, 1996 as compared to $60.4 million for the six months ended June 30, 1995, primarily as a result of a decrease in the total cash expended for stores acquired during the first six months of 1996 versus 1995, offset by a net increase in the purchase of videocassette rental inventory resulting from the Company's growth.

Net cash provided by financing activities decreased from $58.2 million in the first six months of 1995 to $8.0 million in the comparable period in 1996. This decrease was primarily the result of a secondary common stock offering in 1995, offset partially by an increase in notes payable in 1996.

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a Reducing Revolving Credit Facility (the "Facility"). The Facility is unsecured, provides borrowings for up to $125 million and replaces the Company's existing line of credit agreement. The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility require the Company to maintain certain cash flow levels. At August 12, 1996, $65 million was outstanding under the Facility with additional availability of approximately $6 million.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


It is anticipated that future acquisitions will be completed using funds available under its Facility, financing provided by sellers, alternative financing arrangements such as capital raised in public or private debt or equity offerings and the use of the Company's Common Stock. The Company currently has registered and available for issuance in future acquisitions over $100 million of its Common Stock. Since the last quarter of 1995, the Company has issued an aggregate of 1,278,571 shares of its Common stock in connection with the acquisition of 154 additional stores, which includes the acquisitions of Home Vision Entertainment, Inc. and Hollywood Video, Inc., which were consummated subsequent to June 30, 1996 but prior to the filing of this Form 10-Q.

At June 30, 1996, the Company had a working capital deficit of $47.8 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

       a)  Exhibits -
                11  Computation of Earnings Per Share
                18  Change in Accounting Principle
                27  Financial Data Schedule

       b)  Reports on Form 8-K
                A Form 8-K reporting on Items 2, 5, and 8 was filed on July 15, 1996.





                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Movie Gallery, Inc.
                                               (Registrant)



Date:  August 14, 1996                      /s/ J. Steven Roy
                                            -----------------
                                            J. Steven Roy, Senior Vice President
                                            and Chief Financial Officer