Form 10-Q
period 1996-09-29
MOVIE GALLERY INC
filed 1996-11-13
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 1996 OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ___________ TO __________
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

                YES     X                             NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,422,534 shares of Common Stock as of November 8, 1996.




The exhibit index to this report appears at page 12 of 14 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - September 29, 1996 and December 31, 1995....1

Consolidated Statement of Operations - Quarter ended September 29,
1996 and September 30, 1995; Three quarters ended September 29,
1996 and September 30, 1995 ..............................................2

Consolidated Statements of Cash Flows - Three quarters ended
September 29, 1996 and September 30, 1995.................................3

Notes to Consolidated Financial Statements - September 29, 1996...........4

Item 2.  Management's Discussion and Analysis of Results of Operations
and Financial Condition...................................................8


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K................................12

                              Movie Gallery, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                      September 29 December 31
                                                           1996        1995
                                                      ------------ -----------
Current assets:
Cash and cash equivalents .........................    $  4,013    $  6,255
Recoverable income tax ............................       1,447       1,278
Merchandise inventory .............................      10,995      10,989
Accounts receivable ...............................       1,036       1,933
Prepaid expenses and other ........................       2,913       2,113
                                                       --------     -------
Total current assets                                     20,404      22,568


Videocassette rental inventory, net ...............      83,245      72,979
Property, furnishings and equipment, net ..........      49,445      41,437
Deferred charges, net .............................      12,060      12,567
Excess of cost over net assets acquired ...........      88,261      81,963
Deposits and other assets .........................       2,742       1,965
                                                       --------    --------
Total assets ......................................    $256,157    $233,479
                                                       ========    ========


Liabilities and stockholders' equity
Current liabilities:
Notes payable .....................................    $   --      $ 32,052
Accounts payable ..................................      18,942      15,575
Accrued liabilities ...............................       8,737      13,508
Current portion of long-term financing obligations        4,633       6,390
                                                       --------    --------
Total current liabilities .........................      32,312      67,525


Long-term financing obligations ...................      69,274      19,622
Other accrued liabilities .........................       2,425        --
Deferred income taxes .............................       9,117      10,193


Stockholders' equity
Preferred stock, $.10 par value; 2,000,000 shares
   authorized, no shares issued and outstanding ...        --          --
Common stock, $.001 par value; 30,000,000 shares
   authorized, 13,422,534 and 12,877,240 shares
   issued and outstanding, respectively ...........          13          13
Additional paid-in capital ........................     131,686     122,582
Retained earnings .................................      11,330      13,544
                                                       --------    --------
Total stockholders' equity ........................     143,029     136,139
                                                       --------    --------
Total liabilities and stockholders' equity ........    $256,157    $233,479
                                                       ========    ========

See accompanying notes


                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                           Quarter Ended           Three Quarters Ended
                                                    September 29  September 30  September 29  September 30
                                                          1996        1995          1996         1995
                                                    ------------------------------------------------------

Revenues:
   Rentals ........................................   $  54,009    $  36,463    $ 160,639    $  87,242
   Product sales ..................................       7,719        3,910       23,894       11,895
                                                       ---------    ---------    ---------    ----------
                                                      $  61,728    $  40,373    $ 184,533    $  99,137

Operating costs and expenses:
   Store operating expenses .......................      31,371       18,798       91,540       44,466
   Amortization of videocassette
    rental inventory ..............................      14,836        8,081       47,838       19,723
   Amortization of intangibles ....................       1,781        1,032        5,132        2,129
   Cost of sales ..................................       4,520        2,542       14,336        7,810
   General and administrative .....................       5,429        3,667       15,521        9,277
   Restructuring and other charges ................       9,595         --          9,595         --
                                                       ---------    ---------    ---------    ----------
Operating income (loss) ...........................      (5,804)       6,253          571       15,732
Interest expense, net .............................      (1,440)        (405)      (3,941)        (692)
                                                       ---------    ---------    ---------    ----------

Income (loss) before income taxes .................      (7,244)       5,848       (3,370)      15,040
Income taxes ......................................      (3,007)       2,318       (1,156)       6,335
                                                       ---------    ---------    ---------    ----------
Net income (loss) .................................   $  (4,237)   $   3,530    $  (2,214)   $   8,705
                                                       =========    =========    =========    ==========
Net income (loss) per share .......................   $    (.32)   $     .27    $    (.17)   $     .73
                                                       =========    =========    =========    ==========

Supplemental pro forma net income (loss) per share:
Historical income (loss) before
  income taxes ....................................   $  (7,244)   $   5,848    $  (3,370)   $  15,040
Pro forma income taxes ............................      (2,757)       2,167       (1,281)       5,537
                                                       ---------    ---------    ---------    ----------
Pro forma net income (loss) .......................      (4,487)       3,681       (2,089)       9,503
                                                       =========    =========    =========    ==========
Supplemental pro forma net
  income (loss) per share .........................   $    (.33)   $     .28    $    (.16)   $     .80
                                                       =========    =========    =========    ==========


Weighted average shares
   outstanding ....................................      13,423       13,013       13,350       11,857
                                                       =========    =========    =========    ==========
See accompanying notes


                              Movie Gallery, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                              Three Quarters Ended
                                                           September 29  September 30
                                                               1996         1995
                                                           --------------------------
OPERATING ACTIVITIES
Net income (loss) .......................................   $  (2,214)   $   8,705
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation .........................................      54,235       22,004
   Amortization .........................................       5,132        2,129
   Deferred income taxes ................................      (1,375)       5,078
   Restructuring charge .................................       9,595         --
Changes in operating assets and liabilities:
   Recoverable income tax ...............................          49           (5)
   Merchandise inventory ................................         143         (933)
   Other current assets .................................         131         (710)
   Deposits and other ...................................        (733)      (1,121)
   Accounts payable .....................................       2,928        1,225
   Accrued liabilities ..................................      (7,741)       2,697
                                                             ---------    ---------
Net cash provided by operating activities ...............      60,150       39,069


INVESTING ACTIVITIES
Business acquisitions ...................................      (8,537)     (68,835)
Purchases of videocassette rental inventory, net ........     (55,690)     (33,797)
Purchases of property, furnishings and equipment ........     (14,508)     (14,490)
                                                             ---------    ---------
Net cash used in investing activities ...................     (78,735)    (117,122)


FINANCING ACTIVITIES
Proceeds from issuance of common stock ..................         524       64,323
Net (payments on) proceeds from notes payable ...........     (31,000)      10,500
Proceeds from issuance of long-term financing obligations      72,938        8,341
Principal payments on long-term financing obligations ...     (26,119)      (4,371)
Cash dividends and other ................................        --           (996)
                                                             ---------    ---------
Net cash provided by financing activities ...............      16,343       77,797
                                                             ---------    ---------
Decrease in cash and cash equivalents ...................      (2,242)        (256)
Cash and cash equivalents at beginning of period ........       6,255        3,723
                                                             ---------    ---------
Cash and cash equivalents at end of period ..............   $   4,013    $   3,467
                                                             =========    =========

See accompanying notes


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week and thirty-nine week periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended January 5, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

The Company's historical financial statements for all periods presented have been restated to include the results of operations of Home Vision Entertainment, Inc, and Hollywood Video, Inc. (see note 5).

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

The new method of amortization has been applied to all inventory held at April 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense and cost of sales for the quarter ended June 30, 1996 by approximately $7.7 million and reduced net income by $4.7 million. Earnings per share for the thirty-nine weeks ended September 29, 1996 was reduced by $0.36 as a result of this charge.

3.  Provision  for Business  Restructuring

During the third quarter of 1996 the Company began and completed an extensive analysis of both the store base performance and its organizational structure and adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15 percent. Management concluded that certain stores were under performing and that it was not prudent to continue to operate these locations. The expected closings are not concentrated in a particular geographic area. The principal factors considered in identifying stores for closure included: (i) whether a store generated sufficient cash flow at the store level to provide an acceptable return on current investment; (ii) whether the latest sales trends indicated a likely improvement in the historical store results; (iii) whether the current or future competitive climate would make sales improvements less likely; and (iv) whether a store's performance warrants lease renewal where the lease was scheduled to expire within the next year.

                              Movie Gallery, Inc.

This restructuring plan has resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge include approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs (see below). In some situations, the timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. The lease commitments associated with the closing stores will be retired entirely or materially diminished by one of three methods: (i) through the normal expiration of the lease within the next year; (ii) through the subletting of the property to another entity; or (iii) through a negotiated lease buyout with the individual landlord. The store closures are expected to be completed by the end of fiscal year 1997. The stores identified for closure had revenues and store operating expenses of approximately $6.2 million and $5.3 million, respectively, for the first three quarters of fiscal year 1996.

During the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," issued in March 1995. In conjunction with the business restructuring, an estimated $4.2 million impairment loss was incurred for those stores identified to close where projected operating performance indicated an impairment. This impairment loss related primarily to the write-off of leasehold improvements, fixtures and intangibles and a valuation allowance for videocassette rental inventory associated with the stores to be closed.

Included within the "Restructuring and other charges" line item in the consolidated statement of operations is $325,000 of estimated employee termination benefits related to the elimination of approximately 50 positions within the corporate organizational staff of the Company. The positions terminated encompassed all aspects of the corporate staff of the Company.

4. Financing  Obligations

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured, provides borrowings for up to $125 million and replaced the Company's previously existing line of credit agreement.

The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At November 8, 1996, $67 million was outstanding and approximately $5.5 million of the $125 million commitment was available for borrowing under the Facility.

5.  Acquisitions

On July 1, 1996, the Company acquired Home Vision Entertainment, Inc. ("Home Vision") in a merger transaction accounted for as a pooling-of-interests, pursuant to which the Company issued approximately 731,000 shares of its common stock to Home Vision shareholders and assumed approximately $12.5 million in liabilities. At the time of the merger, Home Vision operated 55 video specialty stores in Maine, New Hampshire and Massachusetts.

                              Movie Gallery, Inc.

       Notes to Consolidated Financial Statements (Unaudited)(Continued)

On July 1, 1996, the Company acquired Hollywood Video, Inc. ("Hollywood Video") in a merger transaction accounted for as a pooling-of-interests, pursuant to which the Company issued approximately 38,000 shares of its common stock to Hollywood Video shareholders and assumed approximately $11.5 million in liabilities. At the time of the merger, Hollywood Video operated 43 video specialty stores in Iowa, Wisconsin and Illinois.

The Company's historical financial statements for all periods presented have been restated to include the results of operations of Home Vision and Hollywood Video. The effects of conforming the accounting policies of the Company, Home Vision and Hollywood Video were not material.

Prior to the merger, Home Vision reported on a fiscal year ending on September 30 and Hollywood Video reported on a calendar year basis. The Home Vision statement of operations for the year ended September 30, 1995 is combined with the statement of operations for the Company and Hollywood Video for the year ended December 31, 1995. The combined balance sheet includes the December 31, 1995 balance sheet for the Company, Home Vision and Hollywood Video. In order to conform with the Company's fiscal year end, Home Vision's net loss of $2,082,000 for the quarter ended December 31, 1995 is reflected in the Company's retained earnings balance at December 31, 1995.

Separate results of operations of the merged entities for the periods prior to the merger date are as follows (dollars in thousands) (unaudited):

                          Six Months  Three Months  Nine Months
                            Ended        Ended         Ended
                           June 30    September 30  September 30
                            1996          1995         1995
                          -------------------------------------
Revenues
   Movie Gallery ......   $ 106,307    $  34,595    $  80,927
   Home Vision ........      11,191        3,732       12,530
   Hollywood Video ....       5,307        2,046        5,680
                          ---------    ---------    ---------
Combined ..............   $ 122,805    $  40,373    $  99,137
                          =========    =========    =========

Net income (loss)
   Movie Gallery ......   $   3,106    $   4,289    $  10,122
   Home Vision ........         (97)        (345)        (328)
   Hollywood Video ....        (986)        (414)      (1,089)
                          ---------    ---------    ---------
Combined ..............   $   2,023    $   3,530    $   8,705
                          =========    =========    =========

Other changes in
stockholders' equity
   Movie Gallery ......   $   9,256    $   2,079    $  64,170
   Home Vision ........         (24)       3,049        4,638
   Hollywood Video ....        --           --           --
                          ---------    ---------    ---------
Combined ..............   $   9,232    $   5,128    $  68,808
                          =========    =========    =========

Costs of approximately $757,000 incurred by the Company in connection with the Home Vision and Hollywood Video mergers have been included in general and administrative expenses in the consolidated statement of operations for the thirteen weeks ended September 29, 1996.

                              Movie Gallery, Inc.

The following unaudited pro forma information presents the results of operations as though other acquisitions accounted for as purchases, which have occurred since January 1, 1995, had occurred as of the beginning of the year in which the acquisition occurred and the beginning of the immediately preceding year.

                                        Quarter Ended            Three Quarters Ended
                                 September 29   September 30  September 29   September 30
                                     1966            1995          1996           1995
                                 --------------------------------------------------------
                                            (in thousands, except per share data)

Revenues ..................     $   61,728      $  58,144     $ 191,361     $ 176,492
Net income (loss) .........         (4,487)         5,135        (1,174)       16,227
Net income (loss) per share     $     (.33)     $     .38     $    (.09)    $    1.21



6.  Supplemental Pro Forma Earnings Per Share

Pro forma income taxes reflect income tax expense which would have been recognized by the Company as a C Corporation if the acquisitions of Home Vision and Hollywood Video had been consummated prior to January 1, 1995. Home Vision's historical operating results for the 1995 fiscal year include a $400,000 charge to recognize deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," upon Home Vision's conversion from an S Corporation to a C Corporation for federal and state income tax purposes. Hollywood Video's historical operating results do not include any provision for income taxes as Hollywood Video was taxed as an S Corporation for all periods prior to the merger. Historical operating results for the thirteen weeks ended September 29, 1996 include a $250,000 income tax benefit for the conversion of Hollywood Video from an S Corporation to a C Corporation.

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period and the number of stores open at the end of each period.

                                             Quarter Ended                   Three Quarters Ended
                                        September 29 September 30         September 29   September 30
                                      -------------------------------------------------------------------------
                                                                  Increase                            Increase
                                            1996       1995      (Decrease)    1996        1995      (Decrease)
                                      -------------------------------------------------------------------------
Revenues:
   Rentals ...........................     87.5%       90.3%       (2.8)%      87.1%       88.0%       (0.9)%
   Product sales .....................     12.5         9.7         2.8        12.9        12.0         0.9
                                          ------      ------       ------     ------      ------       ------
                                          100.0       100.0          --       100.0       100.0          --
Operating costs and expenses:
   Store operating expenses ..........     50.9        46.5         4.4        49.6        44.8         4.8
   Amortization of rental inventory ..     24.0        20.0         4.0        25.9        19.9         6.0
   Amortization of intangibles .......      2.9         2.6         0.3         2.8         2.1         0.7
   Cost of sales .....................      7.3         6.3         1.0         7.8         7.9        (0.1)
   General and administrative ........      8.8         9.1        (0.3)        8.4         9.4        (1.0)
   Restructuring and other charges....     15.5          --        15.5         5.2          --         5.2
                                          ------      ------       ------     ------      ------       ------
Total ................................    109.4        84.5        24.9        99.7        84.1        15.6
                                          ------      ------       ------     ------      ------       ------
Operating income (loss) ..............     (9.4)       15.5       (24.9)        0.3        15.9       (15.6)

Interest expense, net ................     (2.3)       (1.0)       (1.3)       (2.1)       (0.7)       (1.4)
                                          ------      ------       ------     ------      ------       ------
Income (loss) before income taxes ....    (11.7)       14.5       (26.2)       (1.8)       15.2       (17.0)
Income taxes .........................     (4.9)        5.8       (10.7)       (0.6)        6.4        (7.0)
                                          ------      ------       ------     ------      ------       ------
Net income (loss) ....................     (6.8)%       8.7%      (15.5)%      (1.2)%       8.8%      (10.0)%
                                          ======      ======       ======     ======      ======       ======

Number of stores open at end of period      870         629         241         870         629         241
                                          ======      =======     ======       ======      ======      ======


The results of operations for all periods presented include the combined results of the Company, Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"). The acquisitions of Home Vision and Hollywood Video were both consummated on July 1, 1996 and accounted for as poolings-of-interests. For the thirteen weeks and thirty-nine weeks ended September 29, 1996, revenues were $61.7 million and $184.5 million, increases of 52.9% and 86.1%, respectively, over the same periods in 1995. The increases were a result of an increase in the number of stores operated by the Company. Same store sales decreased 2.4% for the third quarter and were down 1.2% for the thirty-nine weeks ended September 29, 1996, at stores operated by the Company for at least 13 months. The same store sales decrease for the third quarter is primarily the result of the Summer Olympics, one of the most heavily watched events in television history, which took place during what is traditionally one of the busiest periods of the year for the Company. Same store sales were also negatively impacted by a reduction of approximately 15% in the Company's budget for new release videocassette rental inventory over prior year levels. Although efficiencies were achieved from the implementation of a new buying program in January 1996, certain stores' revenue production did not meet management's expectations.

Product sales as a percentage of total revenue for the thirteen weeks ended September 29, 1996 was 12.5%, an increase from 9.7% for the comparable period in 1996. This increase is primarily the result of an increased effort by the Company to sell previously viewed videocassettes. For the thirty-nine week period ended September 29, 1996 product sales as a percentage of revenue was 12.9%, a slight increase from 12.0% for the comparable 1995 period.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll increased as a percentage of revenues to 50.9% for the thirteen weeks ended September 29, 1996 from 46.5% for the comparable fiscal period in 1995. The increase in store operating expenses as a percentage of revenues is primarily due to (i) the shortfall in revenue as a result of the above-mentioned items; (ii) an increase in rent and other expenses in connection with the integration of developed and acquired stores into the Company's store base; and (iii) marketing expenditures equal to approximately 1% of revenue during the quarter which were not incurred in the prior year.

For the third quarter of 1996, amortization of videocassette rental inventory increased as a percentage of revenue to 24.0% from 20.0% for the same period in 1995. During the second quarter of 1996, the Company adopted a new policy for amortizing videocassette rental inventory which has the effect of accelerating the Company's rate of amortization of its inventory.

Amortization of intangibles increased as a percentage of revenue to 2.9% for the quarter ended September 29, 1996 from 2.6% for the quarter ended September 30, 1995 due to the effect of acquisitions which occurred subsequent to the second quarter of 1995 and which were accounted for under the purchase method of accounting.

Cost of sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 65.7% for the nine months ended September 30, 1995 to 60.0% for the thirty-nine weeks ended September 29, 1996. The increase in product sales gross margins resulted primarily from (i) an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories, and, (ii) higher margins on sell-through products.

General and administrative expenses as a percentage of revenue decreased to 8.8% for the thirteen weeks ended September 29, 1996 versus 9.1% for the comparable period in 1995. Excluding $757,000 in merger related expenses associated with the acquisitions of Home Vision and Hollywood, general and administrative expenses were 7.6% of revenues for the third quarter of 1996. The decrease is primarily due to operating efficiencies attained through a larger revenue base.

Net interest expense as a percentage of revenues increased to 2.3% for the third quarter of 1996 from 1.0% for the three months ended September 30, 1995. For the thirty-nine week period ended September 29, 1996, net interest expense as a percentage of revenues increased to 2.1% from 0.7% for the nine months ended September 30, 1995. The increase for these periods is due to the increased use of debt financing to fund the Company's growth in 1996 versus 1995, a year in which the Company completed a secondary offering of its common stock.

During the third quarter of 1996, the Company began and completed an extensive analysis of both the store base performance and its organizational structure and adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15%. Management concluded that certain stores were under performing and that it was not prudent to continue to operate these locations. The expected closings are not concentrated in a particular geographic area.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)

This restructuring plan has resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge include approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. In some situations, the timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. These stores had year-to-date revenues and store operating expenses of approximately $6.2 million and $5.3 million, respectively, for the first three quarters of fiscal year 1996. If these stores had been closed on January 1, 1996, store operating expenses as a percentage of total revenue would have decreased from 49.6% to 48.4% for the thirty-nine week period ended September 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, relocation of existing stores, and the continued upgrading and installation of the Company's point-of-sale and management information systems. Typically, the Company has funded its inventory purchases, its remodeling and relocation program, and a majority of its new store opening costs from cash flow from operations. The Company has funded the balance of its capital needs, primarily for the acquisition of additional video stores, from the proceeds of two public offerings, loans under revolving credit facilities and seller financing.

Net cash provided by operating activities was $60.2 million for the thirty-nine weeks ended September 29, 1996 as compared to $39.1 million for the comparable period of 1995. The increase was primarily due to higher net income before depreciation, amortization, deferred taxes and the restructuring charge discussed above.

Net cash used in investing activities was $78.7 million for the thirty-nine weeks ended September 29, 1996 as compared to $117.1 million for the nine months ended September 30, 1995, primarily as a result of a decrease in the total cash expended for stores acquired during the first nine months of 1996 versus 1995, offset by a net increase in the purchase of videocassette rental inventory resulting from the Company's growth.

Net cash provided by financing activities decreased from $77.8 million in the first nine months of 1995 to $16.3 million in the comparable period in 1996. This decrease was primarily the result of a secondary common stock offering in 1995, offset partially by a net increase in debt balances of $15.8 million in 1996.

On July 10, 1996, the Company replaced its existing $60 million revolving credit facility with a new, $125 million reducing revolving credit facility (the "Facility"). The Facility has a maturity date of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At November 8, 1996, $67 million was outstanding under the Facility with additional availability of approximately $5.5 million.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)

The Company plans to focus on internal store growth, customer service and sales through mid-1997 at which time it will determine whether to recommence an aggressive acquisition strategy, and it anticipates that funds generated from operations and available under its credit facility will be sufficient to meet operational requirements during 1997. However, if the Company determines to recommence an aggressive acquisitions strategy, additional capital may be required. To the extent available, future acquisitions would be completed using funds available under its credit facility, financing provided by sellers, alternative financing arrangements such as capital raised in public or private debt or equity offerings and the use of the Company's common stock. The Company currently has registered and available for issuance over $100 million of its common stock which could be used in future acquisitions. Since the fourth quarter of 1995, the Company has issued an aggregate of 1,278,571 shares of its common stock in connection with the acquisition of 154 additional stores, which includes the acquisitions of Home Vision and Hollywood Video.

At September 29, 1996, the Company had a working capital deficit of $11.9 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

       a)  Exhibits -
                11  Computation of Earnings Per Share
                27  Financial Data Schedule

       b)  Reports on Form 8-K
               A Form 8-K reporting on Items 2, 5, and 8 was filed on July 15, 1996.
               A Form 8-K/A reporting on Items 5 and 7 was filed on September 16, 1996.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Movie Gallery, Inc.
                                                   (Registrant)



Date:    November 13, 1996                  /S/ J. Steven Roy
                                            ___________________________________
                                            J. Steven Roy, Senior Vice President
                                            and Chief Financial Officer