Form 10-K
period 1997-01-05
MOVIE GALLERY INC
filed 1997-04-07
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended January 5, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _______________.

                         Commission File Number: 0-24548


                               MOVIE GALLERY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        63-1120122
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 739 W. Main Street, Dothan, Alabama                     36301
(Address of principal executive offices)               (Zip Code)

                                 (334) 677-2108
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 1997, was approximately $60,078,322.50. The number of shares of Common Stock outstanding on April 1, 1997 was 13,420,791 shares.

     Documents incorporated by reference:

     1. Notice of 1997  Annual  Meeting  and Proxy  Statement  (Part III of Form
10-K).

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

ITEM 1.  BUSINESS

General

         As of March 14, 1997, Movie Gallery, Inc. (the "Company") owned and operated 855 video specialty stores and had 106 franchisees and licensees located in 22 states, primarily in the eastern half of the United States, that rent and sell videocassettes and video games. Since the Company's initial public offering in August 1994, the Company has grown from 97 stores to its present size through acquisitions and the development of new stores. The Company believes it is the second largest video retailer in the United States in terms of locations and is among the three largest in terms of revenue.


         The Company was incorporated in Delaware in June 1994 under the name Movie Gallery, Inc. From March 1985 until the present time, substantially all of the Company's operations have been conducted through its wholly-owned subsidiary, M.G.A., Inc. The Company's executive offices are located at 739 W. Main Street, Dothan, Alabama 36301, and its telephone number is (334) 677-2108.


Video Industry Overview


         Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the videocassette rental and sales industry has grown from $0.7 billion in revenue in 1982 to a projected $15.8 billion in 1996 and is projected to reach $20.5 billion by 2005. Paul Kagan estimates that in 1996 consumers made more than 3.3 billion visits to video stores, rented approximately 3 billion videos and purchased more than 580 million videos. In fact, Adams Media Research estimates that 85.0% of America's 96 million television households have videocassette recorders, a percentage which is expected to exceed 90% by 2002.

          Reports from industry analysts, including Paul Kagan, demonstrate that the video retail industry is highly fragmented with approximately 27,000 video specialty stores, nearly 70% of which operate independently or as part of a small chain of 10 or fewer stores. According to these sources, recent trends toward consolidation have been fueled by the impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale. The Company believes that the video specialty store industry is continuing to consolidate into regional and national chains.

         Although the domestic video retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $75, are purchased by video specialty stores and are promoted primarily as rental titles.
Videocassettes  released  at  a  relatively  low  price,  typically  $5  to  $25
("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sales titles. In general, movie studios attempt to maximize total revenue from videocassette releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Video specialty stores will purchase sell-through titles for both the rental market and for retail sale.

         Movie Studio Dependence on Video Rental Industry. The videocassette rental and sales industry is the largest single source of domestic revenue to movie studios and, according to Paul Kagan, represented approximately $4.3 billion, or 47%, of the $9.3 billion of studio revenue in 1996. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores provide the movie studios with a reliable source of revenue for a large number of their movies by purchasing movies on videocassette that were not successful at the box office. The Company believes the consumer is more likely to view movies which were not box office hits on a rented videocassette than on any other medium because video specialty stores provide an inviting opportunity to browse and make impulse choices among a very broad selection of movie titles. In addition, the Company believes the relatively low cost of video rentals encourages consumers to rent films they might not pay to view at a theater.

         Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in the customary order of release date, movie theaters, airlines and hotels, video specialty stores, pay-per-view satellite and cable television systems ("Pay-Per-View"), premium cable television, basic cable television and, finally, network and syndicated television. See "Business -- Competition and Technological Obsolescence." The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. According to Paul Kagan, most movie studios release hit movie videocassettes to the home video market from 30 days to 80 days (extending up to 120 days for certain titles priced for sale rather than rental) prior to the Pay-Per-View release date.

Growth Strategy

          During the fiscal years 1994 through 1996, approximately 78% of the Company's growth in the total number of stores has occurred through the acquisition of stores and the balance has occurred through the development of new stores. It is expected that, in the future, development of new stores will account for at least half of the Company's growth. The Company's ability to continue this growth strategy will be dependent upon its ability to raise additional funds. The key elements of the Company's development and acquisition strategy include the following:

         Development. From January 1, 1994 through March 14, 1997, the Company has developed 166 stores and intends to develop approximately 30 additional stores during the first half of fiscal 1997. The Company utilizes store development to complement its existing base of stores in markets where it finds attractive locations and a sufficient population to support additional video specialty stores. Although developed stores generally require approximately one year for revenue to reach the level of a mature store, they typically become profitable within the first six months of operations and produce greater returns on investment than acquired stores.

         The Company's real estate and construction departments are responsible for new store development, including site selection, market evaluation, lease negotiation and construction. The Company usually acts as the general contractor with respect to the construction of its new stores and, in that regard, employs full-time construction managers who have significant video specialty store construction experience.

         Set forth below is a historical summary showing store openings, acquisitions and store closings by the Company since inception.


                                                 Nine Months      Year Ended
                          Year Ended March 31      Ended          December 31  Year Ended    January 5
                          -------------------    December 31    --------------  January 5   to March 14
                            1985-1992   1993         1993        1994     1995    1997         1997
                            ---------   ----    -------------   -----   ------  ----------  -----------
New Store Openings              13       11            10          25       66       75            5
Stores Acquired                 26       15             1         196      327      174(1)         0
Stores Closed                    2        0             1           2       23       48           13
Total Stores at End
   of Period                    37       63            73         292      662      863          855

     (1) Includes 98 stores acquired on July 1, 1996 and accounted for as poolings-of-interests. Store counts, prior to the fiscal year ended January 5, 1997, have not been restated for purposes of this table. For total store counts at the end of the fiscal years 1993 through 1996, see "Overview" in Item 7.

         Acquisitions. From January 1, 1994 through March 14, 1997, the Company has acquired 697 stores. Acquisitions have permitted the Company to quickly gain market share and experienced management in markets that the Company believes have potential for growth. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and lower average labor costs, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, typically single store or small chain operators. During the last six months of 1996, the Company suspended its acquisition program, primarily in order to concentrate on improving operations at the stores it had acquired and developed from August 1994 through July 1996. Subject to the availability of funds, the Company expects to resume an acquisition program in the second half of 1997.

         Future store acquisitions will be selected based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy. In connection with future acquisitions, the Company anticipates that some of the owners and most of the key personnel will be employed by the Company. Historically, the owners of the stores acquired by the Company have entered into noncompetition agreements with the Company which are generally for a five to ten-year term.

         The Company continues to have preliminary discussions with the owners of video retail businesses. While the Company has no present understandings, commitments or agreements with respect to any future acquisition, it anticipates that acquisition opportunities will arise in the future. However, there can be no assurance that future acquisition opportunities will be available and that the integration of future acquisitions will not materially and adversely affect the Company.


Operating Strategy

         Focus on Smaller Markets. Generally, the Company's stores are located in small towns or suburban areas surrounding mid-sized cities. In these areas, the Company's principal competition usually consists of single store or small chain operators, who have less buying power, smaller advertising budgets and generally offer fewer copies of new videocassette releases. The Company attempts to become the leading video retailer in its markets and believes that it can achieve a higher return on invested capital in these smaller markets than it could in the larger urban areas because of the reduced level of competition and lower operating costs.


         Market Concentration. By concentrating its new store development in existing markets, the Company is able to achieve operating efficiencies, primarily consisting of cost savings relating to advertising, training and store supervision.


          New  Release   Purchases.   The  Company   actively  manages  its  new
videocassette purchases in order to balance customer demand with the maximization of profitability. Buying decisions are made centrally with input from store, district and regional managers. Centralized purchasing allows the Company to obtain volume discounts, market development funds and cooperative advertising credits that are generally not available to single store or small chain operators.

         Centralized Operations. In order to increase operating efficiency, the Company centrally manages labor costs, real estate costs, accounting and cash management and utilizes centralized purchasing, advertising and information systems. A Company-wide quality assurance program insures a high degree of customer service and a visually appealing store. The Company believes this program increases customer satisfaction and loyalty.

         Store Location and Format. The Company maintains a flexible store format, tailoring the size, inventory and look of each store to local demographics. The Company's stores generally range from approximately 2,000 to 9,000 square feet (averaging 4,750 square feet), with inventories ranging from approximately 3,000 to 15,000 videocassettes. Substantially all of the Company's stores are located in strip centers, anchored by major grocery or discount drug store chains, which provide easy access, good visibility, and high traffic.

Movie Gallery Stores

         At March 14, 1997, the Company owned and operated 855 stores, all but one of which were located in leased premises. The following table provides information at March 14, 1997 regarding the number of Company stores located in each state.
                                                       Number
                                                         of
                                                       Stores
                                                       ------
Alabama.....................................             147
Florida.....................................             112
Texas.......................................              91
Georgia.....................................              67
Virginia....................................              54
Ohio........................................              50
Tennessee...................................              46
Maine.......................................              41
South Carolina..............................              33
Wisconsin...................................              32
Indiana.....................................              31
Mississippi.................................              29
North Carolina..............................              22
Missouri....................................              21
Kentucky....................................              19
Kansas......................................              16
Louisiana...................................              15
New Hampshire...............................              11
Illinois....................................              10
Iowa........................................               4
Massachusetts...............................               3
Michigan....................................               1
                                                         ---

         TOTAL..............................             855
                                                         ===


        The Company's stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays. The store fixtures, equipment and layout are designed by the Company to create a visually-appealing, up-beat ambiance, which is augmented by a background of popular music, television monitors displaying movies and promotions of coming attractions, and posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers.

          The Company has implemented a quality assurance program to ensure compliance with the Company's customer service and store operating policies. A team of seven employees located in different store regions make periodic visits to monitor compliance and report results to the Company's Vice President - Administration. District managers and regional managers are expected to quickly address and resolve any compliance problems.

         It is the Company's policy to constantly evaluate its existing store base to determine where improvements may benefit the Company's competitive position. In negotiating its leases and renewals, the Company attempts to obtain short lease terms to allow for the mobility necessary to react to changing demographics and other market conditions. The Company actively pursues relocation opportunities to adapt to market shifts. Similarly, the Company may elect to expand and/or remodel certain of its stores in order to improve facilities, meet customer demand and maintain the visual appeal of each store. During the fiscal year ended January 5, 1997, the Company relocated, expanded or fully remodeled 53 stores.

         In order to maximize profits, the Company varies the quantity of its new release inventory, the rental and sales prices for videocassettes and video games, and the rental period for catalog titles from location to location to meet competition and demographic demand in the area. The Company generally has a one-day rental term for most recent new releases (two days for catalog titles), which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a two-day rental policy.

         Stores generally offer multiple checkout counters, each with a computer terminal. Rental payment is required upon checkout in substantially all of the Company's stores, with the remainder requiring payment on return. To generate goodwill with its customers, the Company's stores will, upon customer request, temporarily reserve in-stock titles.

Franchises and Licenses

         In connection with certain of its acquisitions, the Company assumed obligations under franchise agreements and license agreements. The Company has entered into additional license agreements with certain former owners of acquired stores and with existing licensees. As of March 14, 1997, the Company had 106 franchisees and licensees operating under such agreements pursuant to which the Company receives various royalty and license payments and has certain non-monetary obligations to the franchisees and licensees. The Company does not presently intend to offer franchises or licenses for sale and, whenever possible, will purchase stores operated by franchisees or licensees if they become available at reasonable prices. For the fiscal year ended January 5, 1997, revenues from franchisees and licensees were not material to the Company.


Products

         For the fiscal year ended January 5, 1997, substantially all of the Company's rental revenue was derived from the rental of videocassettes, with the remainder being derived from the rental of video games. Substantially all of the Company's revenue from product sales during these periods was derived from the sale of new and previously viewed videocassettes and video games. The balance of product sale revenue was derived from video accessories, such as blank cassettes and cleaning equipment, confectionery items and movie memorabilia. The Company also sells audio products in a few of its stores.

          The Company's stores generally offer from 3,000 to 15,000 videocassettes (from 2,500 to 8,000 titles) and from 200 to 1,000 video games (from 150 to 750 titles) for rental and sale, depending upon location. New release movies are displayed alphabetically and catalog titles are displayed alphabetically by category, such as "Action," "Comedy," "Children" and "Classics." A typical store's inventory consists of 4,000 catalog selections (chosen from a core selection of about 6,000 titles), plus new release titles and older titles which continue to be in strong demand. Each store has a few special interest titles, covering such subjects as hunting, golf and education, selected by management to appeal to the customer base in the store's market area. Buying decisions are made centrally with input from store, district and regional managers and are based on box office results, industry newsletters and management's knowledge of the popularity of certain types of movies in its markets.

         Management believes that internal factors which most affect a typical store's revenues are its new release title selection and the number of copies of each new release available for rental as compared to the competition. The Company is committed to offering as many copies of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. New videocassettes offered for sale are primarily "hit" titles promoted by the studios for sell through, as well as special interest and children's titles and seasonal titles connected to particular holidays.

         The Company rents and sells video games, which are licensed primarily by "Nintendo," "Sega Genesis" and "Sony." Game rentals as a percentage of the Company's total revenues have decreased since 1994 due to the decrease in consumer demand pending the release and consumer acceptance of the new 32-bit and 64-bit game platforms. Sega Genesis and Sony released new platforms in late 1995, while Nintendo released its N64 platform in the fall of 1996. The Company anticipates that one or more of the platforms will become dominant as more households in its markets acquire video game hardware. At that time, the Company expects that the video game rental and sales portion of its business may grow.

Videocassette and Video Game Suppliers

     During the fiscal year ended Janaury 5, 1997, the Company purchased over 80% of its videocassettes and video games from Sight & Sound Distributors, Inc. ("Sight & Sound") pursuant to a contract with Sight & Sound which has been renewed through March 30, 1998. Two other distributors were the primary suppliers of the balance.

     The Company's contract with Sight & Sound provides for the direct purchase of videocassettes and video games at varying prices. These prices are a function of the wholesale prices set by the movie studios, which depend upon whether a videocassette is initially priced to encourage rental or sale. The Company currently receives marketing funds and an advertising allowance from Sight & Sound based upon a percentage of videocassette and video game purchases.

         If the relationship with Sight & Sound were terminated, the Company believes that it could readily obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those available from Sight & Sound. However, the number of alternative suppliers has diminished in recent years and the termination of the Company's present relationship with Sight & Sound could adversely affect the Company's results of operations until a suitable replacement was found. There can be no assurance that the replacement would provide service, support or payment terms as favorable as those provided by Sight & Sound.

         Several companies acquired by the Company had pre-existing long-term contracts with Rentrak Corporation ("Rentrak") whereby product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, the Company consolidated existing contracts with Rentrak into one national agreement. Under this ten-year agreement, the Company has a minimum annual purchase commitment in revenue share, handling fees, sell-through fees and end-of-term buyout fees. The Company intends to utilize Rentrak in specific marketing campaigns or in very competitive markets.

Marketing and Advertising

         With advertising credits and market development funds that it receives from its video suppliers and the movie studios, the Company uses radio and television advertising, direct mail, newspaper advertising, discount coupons and promotional materials to promote new releases, its video specialty stores and its trade name. Using copy prepared by the Company and the studios, advertising is placed by an advertising subsidiary of Sight & Sound as well as by in-house media buyers. Expenditures for marketing and advertising above the amount of the Company's advertising credits from its suppliers and movie studios have been minimal. The Company anticipates that it will continue to make substantial marketing and advertising expenditures, but that its primary supplier and movie studios will continue to pay most of such cost. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenue. The Company prepares a monthly marketing magazine and videotape, which it sends to all of its stores, featuring promotions and new releases.

Inventory

         The videocassette and video game inventory in each store consists of its catalog titles (those in release for more than one year) and new release titles. New releases of videocassettes and video games purchased from suppliers for existing stores are prepackaged by suppliers, rental-ready (except for the bar codes, which are applied at the store) to the Company's specifications and drop-shipped to the stores to avoid time delays in making videocassettes and video games available for rental.

         Videocassettes and video games utilized as initial inventory in the Company's developed stores consist of excess copies of catalog titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for developed stores is packaged at the Company's processing and distribution facility located in Dothan, Alabama. Each videocassette and video game is removed from its original packaging, and an optical bar code label, used in the Company's computerized inventory system, is applied to both the packaging and the plastic rental case. The cassette, along with a brief description of the movie or game, is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packing and shrink-wrapping the carton. The repackaged videocassettes, video games and display cartons are then shipped to the developed store ready for use.

Management Information System

          In November 1995, the Company began development of its proprietary Point of Sale ("POS") system. On January 10, 1996, the first Beta test store was installed with the new system. Additional Beta test sites were rolled out until March 31, 1996, at which time the Company had 17 Beta test stores. On April 1, 1996, the Company began the rapid deployment of the POS system in its stores. As of March 14, 1997, there were 609 Company stores operating on the POS system. By July 1997, the Company expects to have all of its stores on the new POS system. The new system provides detailed information with respect to store operations (including the rental history of titles and daily operations for each store) which is telecommunicated to the corporate office on a daily basis. The POS system is installed in all developed stores prior to opening, and the Company installs the system in all acquired stores as soon after the closing of the acquisition as practicable.


         The Company's POS system records all rental and sale information upon customer checkout using scanned bar code information, and updates the information when the videocassettes and video games are returned. This POS system is linked to a management information system ("MIS") at the corporate offices. Each night the POS system transmits store data into the MIS where all data is processed, generating reports which allow management to effectively monitor store operations and inventory, as well as to review rental history by title and location to assist in making purchasing decisions with respect to new releases. The POS system also enables the Company to perform its monthly physical inventory using bar code recognition, which is more efficient, more accurate and less costly than a manual count.

         In addition, during the last two years, the Company has installed a financial reporting system relating to the general ledger, revenue, accounts payable and payroll functions capable of handling the Company's anticipated growth.

Competition and Technological Obsolescence

         The video retail industry is highly competitive, and the Company competes with other video specialty stores, including stores operated by other regional chains and national chains such as Blockbuster, and with other businesses offering videocassettes and video games such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Approximately 35% of the Company's stores compete with stores operated by Blockbuster. In addition, the Company competes with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, Internet-related activities, live theater, sporting events and family entertainment centers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition than the Company.

         The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of each new release available, customer service and, to a lesser extent, pricing. The Company believes it generally offers superior service, more titles and more copies of new releases than most of its competitors.

         The Company also competes with Pay-Per-View, in which subscribers pay a fee to view a movie selected by the subscriber. Recently developed technologies permit certain cable companies, direct broadcast satellite companies (such as Direct TV), telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at more frequent intervals (often as frequently as every five minutes) throughout the day, referred to as NVOD. NVOD does not offer full interactivity or VCR functionality, such as allowing consumers to control the playing of the movie (starting, stopping and rewinding). Ultimately, further improvements in these technologies could lead to the availability of a broad selection of movies to the consumer on demand, referred to as VOD, at a price which may be competitive with the price of videocassette rentals and with the functionality of VCRs. Certain cable and other telecommunications companies have tested and are continuing to test limited versions of NVOD and VOD in various markets throughout the United States and Europe.

       The Company anticipates that movies recorded on digital video discs ("DVD"), the same size as audio discs, will be introduced during 1997. At that time, playback machines which play both audio discs and DVD will be introduced. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD may begin to replace videocassettes. During the transition period, the Company's cost to maintain its inventory may increase. The Company expects to offer DVD for rental and sale once they are introduced commercially. In addition, the advent of DVD may result in consumers purchasing more films than in the past, which could have a material adverse effect on the Company's rental volume and, as a result, on its profit margins.

     The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores currently represents the studios' largest source of domestic revenue. As a result, the Company anticipates that movie studios will continue to make movie titles available to Pay-Per-View, cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores. In addition, the Company believes that for Pay-Per-View television to match the low price, viewing convenience and selection available through video rental, substantial capital expenditures and further technological advances will be necessary. Although the Company does not believe NVOD or VOD represent a near-term competitive threat to its business, technological advances and broad consumer availability of NVOD and VOD or changes in the manner in which movies are marketed, including the earlier release of movie titles to Pay-Per-View, cable television or other distribution channels, could have a material adverse effect on the Company's business.

Employees

         As of March 14, 1997, the Company employed approximately 6,300 persons, referred to by the Company as "associates," including approximately 6,000 in retail stores and the remainder in the Company's corporate offices and distribution facility. Of the retail associates, approximately 1,400 were full-time and 4,600 were part-time. None of the Company's associates is represented by a labor union, and the Company believes that its relations with its associates are good.

         Each of the Company's stores typically employs four to fifteen persons, including one manager and one assistant manager. Store managers report to district managers who supervise the operations of 12 to 15 stores. The district managers report to one of eight regional managers, who report directly to the Company's Senior Vice President - Store Operations. As the Company has grown, it has increased the number of district managers and regional managers, often by employing owners or key employees of acquired stores. The corporate support staff has periodic meetings with the regional managers, district managers and store managers to review operations. Compliance with the Company's policies, procedures and regulations is regularly monitored on a store-to-store basis by members of the Company's quality assurance department.

          The Company has an incentive bonus program pursuant to which retail management personnel receive quarterly bonuses when store results equal or exceed established goals and quality assurance standards are met. Management believes that its program rewards excellence in management, gives retail management an incentive to improve operations and results in an overall reduction in the cost of operations. In addition, store managers, district managers, regional managers and other corporate personnel are eligible to receive discretionary bonuses and options to purchase shares of the Company's Common Stock (exercisable at the fair market value on the date of grant), subject to service requirements.

Cautionary Statements

         The "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" sections of this Report contain certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this Report that the following important factors, among others, could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

          Growth Strategy. The Company's strategy is to grow through a combination of new store openings and acquisitions of existing stores. Successful implementation of the strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's business plan can be executed. The acquisition of existing stores and the opening of new stores requires significant amounts of capital. In the past, the Company's growth strategy has been funded primarily through proceeds from public offerings, bank debt, seller financing, internally generated cash flow and use of the Company's common stock as acquisition consideration. These and other sources of capital, including public or private sales of debt or equity securities, may not be available in the future to the Company.

         New Store Openings. The Company's ability to open new stores may be adversely affected by the following factors, among others: (i) its availability of capital; (ii) its ability to identify new sites where the Company can successfully compete; (iii) its ability to negotiate acceptable leases and implement cost-effective development plans for new stores; (iv) its ability to hire, train, and assimilate new store managers and other personnel; and, (v) its ability to compete effectively against competitors for prime real estate locations.

          Acquisitions. The Company's ability to consummate acquisitions and operate acquired stores at the desired levels of sales and profitability may be adversely affected by: (i) the inability to consummate identified acquisitions, which may result from a lack of available capital; (ii) the inability to identify acquisition candidates that fit the Company's criteria (such as size, location and profitability) and who are willing to sell at prices the Company considers reasonable; (iii) more intensive competition to acquire the same video specialty stores the Company seeks to acquire; (iv) an increase in price for acquisitions; (v) misrepresentations and breaches of contracts by sellers; (vi) the Company's limited knowledge of and operating history of the acquired stores;
(vii) the replacement of purchasing and marketing systems of acquired stores; and (viii) the integration of acquired stores' systems into the Company's systems and procedures.

         Same-Store Revenue Increases. The Company's ability to maintain or increase same-store revenues during any period will be directly impacted by the following factors, among others, which are often beyond the control of the
Company: (i) the timing of the release of new hit movies by the studios for the video rental market; (ii) competition from special events such as the Olympics or a televised trial of significant public interest; (iii) the weather conditions in the selling area; (iv) competition from other forms of entertainment such as movie theaters, cable television, Internet-related activities and Pay-Per-View television, including direct satellite television;
(v) increased competition from other video stores, including large national or regional chains, supermarkets, convenience stores, pharmacies, mass merchants and other retailers, which might include significant reductions in pricing to gain market share; and (vi) a reduction in, or elimination of, the period of time (the "release window") between the release of hit movie videocassettes to the home video market and the release of these hit movies to the Pay-Per-View markets (currently 30 days to 80 days).

         Income Estimates. The Company's ability to meet its income projections for any period are dependent upon many factors, including the following, among others: (i) reductions in revenues caused by factors such as those listed under "Growth Strategy" above; (ii) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may tend to reduce levels of rental activity which carry higher profit margins than product sales; (iii) changes in the prices for the Company's products or a reduction in, or elimination of, the videocassette release window as compared to Pay-Per-View, as determined by the movie studios, could result in a competitive disadvantage for the Company relative to other forms of distribution; (iv) the Company's ability to implement its new point-of-sale management information system and financial management systems; (v) the Company's ability to control costs and expenses, primarily rent, store payroll and general and administrative expenses; (vi) the Company's ability to react and obtain other distribution sources for its products in the event that Sight & Sound Distributors, Inc., which supplies over 80% of the Company's product, is unable to meet the terms of its contract with the Company; and (vii) advancements and cost reductions in various new technological delivery systems such as (A) pay-per-view cable television systems and digital satellite systems offering NVOD or VOD; (B) DVD technology and its anticipated introduction during 1997, which might result in lower profit margins and increased costs associated with higher inventory requirements; and, (C) other forms of new technology, which could affect the Company's profit margins.

Directors  and  Executive Officers of the Company


       Name                 Age     Position(s) Held

  Joe Thomas Malugen(1)      45     Chairman of the Board and Chief Executive
                                     Officer
  H. Harrison Parrish(1)     49     President and Director
  William B. Snow(1)         65     Vice Chairman of the Board
  J. Steven Roy              36     Senior Vice President and Chief Financial
                                      Officer
  S. Page Todd               35     Senior Vice President, Secretary and
                                      General Counsel
  Richard R. Langford        40     Senior Vice President-Management Information
                                      Systems
  Mark S. Loyd               41     Senior Vice President-Purchasing and
                                      Product Management
  Craig D. Steeves           38     Senior Vice President-Store Operations
  Curry M. Herring           52     Senior Vice President
  Steven M. Hamil            28     Vice President-Chief Accounting Officer
                                      and Controller
  Sanford C. Sigoloff(2)(3)  66     Director
  Philip B. Smith(2)(3)      61     Director
  Joseph F. Troy (1)(2)(3)   58     Director

  -----------------------
  (1)  Member of Executive Committee.
  (2)  Member of Compensation Committee.
  (3)  Member of Audit Committee.

     Mr. Malugen co-founded the Company in 1985 and has been its Chairman of the Board and Chief Executive Officer since that time. Prior to the Company's initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the States of Alabama and Missouri since 1978, but spent a majority of his time managing the operations of the Company beginning in early 1992. Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his LL.M. (in Taxation) from New York University School of Law.

     Mr. Parrish co-founded the Company in 1985 and has been its President and a Director of the Company since that time. From December 1988 until January 1992, Mr. Parrish was Vice President of Deltacom, Inc., a regional long distance telephone provider. Mr. Parrish received a B.A. degree from the University of Alabama in Business Administration.

     Mr. Snow was elected Vice Chairman of the Board in July 1994, and he served as Chief Financial Officer from July 1994 until May 1996. Mr. Snow entered into a two-year consulting agreement with the Company commencing January 1, 1997. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly-held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a member of the Board of Directors of Action Industries, Inc., a publicly-held company. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters of Taxation from DePaul University.

     Mr. Roy was elected Senior Vice President-Finance and Principal Accounting Officer in June 1995 and was elected Chief Financial Officer in May 1996. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining the Company, most recently as a Senior Manager in the Audit Department. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994. For more than the previous five years, he had been an attorney practicing tax and corporate law in Dothan, Alabama. Mr. Todd received a B.S. degree in Business Administration from the University of Alabama, his J.D. from the University of Alabama School of Law and his L.L.M. (in Taxation) from New York University School of Law.

     Mr. Langford joined the Company in August 1995 as Vice President and was elected Senior Vice President - Management Information Systems in October 1996. From August 1993 until he joined the Company, Mr. Langford served as a Manager for Payroll, Fixed Assets and Accounts Payable for Rocky Mountain Healthcare. From February 1990 to August 1993, he was Director of Support Operations for U.
I. Video Stores, Inc. ("UIV") of Denver Colorado. UIV was one of the largest Blockbuster franchisees, operating 110 stores in seven states in July 1993, when UIV was acquired by Blockbuster.

     Mr. Loyd joined the Company in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management. In October 1996, he was elected Senior Vice President - Purchasing and Product Management. Mr. Loyd attended Southeast Missouri State University.

     Mr. Steeves joined the Company in March 1995, became Senior Vice President-Support Services in June 1995 and became Senior Vice President - Store Operations in October 1995. From August 1993 until he joined the Company, Mr. Steeves was a consultant specializing in lease review and leasehold expense reduction. From September 1989 until July 1993, Mr. Steeves was a regional manager, director-support operations and then Vice President-Support Services for UIV.

     Mr. Herring joined the Company in August 1986 and served as Controller until May 1994 when he was elected Vice President - Administration. In December 1996, he was elected Senior Vice President. Prior to his employment with the Company, Mr. Herring was a major in the United States Army, where he completed numerous command and staff-level courses for military officers. Mr. Herring received a B.S. degree from Troy State University in Accounting and Business Administration.

     Mr. Hamil was elected Vice President and Controller in June 1996. In October 1996, he was elected Chief Accounting Officer. From July 1994, after receiving a Masters in Business Administration from Duke University's Fuqua School of Business, until he joined the Company, Mr. Hamil was an Investment Banking Associate with NationsBanc Capital Markets, Inc. He has also served as a Staff Auditor with Ernst & Young LLP. Mr. Hamil is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Sigoloff became a director of the Company in September 1994. Mr. Sigoloff has been Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc., a management consulting company since 1989. In August 1989, LJ Hooker Corporation, a client of Sigoloff & Associates, Inc., appointed Mr. Sigoloff to act as its Chief Executive Officer during its reorganization under Chapter 11 of the United States Bankruptcy Code. From March 1982 until 1988, Mr. Sigoloff was Chairman of the Board, President, and Chief Executive Officer of Wickes Companies, Inc., one of the largest retailers in the United States. Mr. Sigoloff is a director of the following publicly-held corporations: ChatCom, Inc.; Digital Video Systems, Inc.; Kaufman and Broad Home Corporation; SunAmerica, Inc. and Wickes plc-London, England. In addition, Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

     Mr. Smith became a director of the Company in September 1994. Mr. Smith has been Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in its merchant bank. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988 he has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of DenAmerica Corp.; Digital Video Systems, Inc.; ChatCom, Inc. and KLS EnviroResources, Inc., publicly-held companies.

     Mr. Troy became a director of the Company in September 1994. Mr. Troy is the founder and has been a member of the law firm of Troy & Gould Professional Corporation since May 1970. He is a director of Digital Video Systems, Inc., a publicly-held company.

         Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $12,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase 85,000 shares of Common Stock to each of Messrs. Sigoloff and Smith and options to purchase 110,000 shares to Mr. Troy in each case at or above the fair market value of the Common Stock on the date of grant.

ITEM 2.  PROPERTIES

          At March 14, 1997, all but one of the Company's 855 stores were located on premises leased from unaffiliated persons pursuant to leases with remaining terms which vary from month-to-month to ten years. The Company is generally responsible for taxes, insurance and utilities under its leases. Rental rates often increase upon exercise of any renewal option, and some leases have percentage rental arrangements pursuant to which the Company is obligated to pay a base rent plus a percentage of the store's revenues in excess of a stated minimum. In general, the stated minimums are set at such a high level of revenues that the Company is not obligated to pay additional rents based on reaching the stated revenue levels, and it anticipates that any future payments would be rare and would be minimal amounts not material to the Company's business or results of operations. The Company anticipates that future stores will also be located in leased premises. The Company owns a family entertainment center, including a video specialty store, in Meridian, Mississippi.


         The Company's corporate campus is located in four buildings at 739 W. Main Street, Dothan, Alabama, consisting of an aggregate of approximately 13,000 square feet of space, and a portion of an office building located at 2323 W. Main Street, Dothan Alabama, consisting of approximately 10,000 square feet of space. Two of these buildings with an aggregate of approximately 6,500 square feet of space are owned by the Company and are used for general corporate offices. Two of these buildings which are used primarily for executive and general corporate offices have an aggregate of approximately 6,500 square feet of space and are leased from Messrs. Malugen and Parrish pursuant to a three-year lease with two, two-year options at an initial annual rental rate of $32,700, subject to increases based upon increases in the consumer price index. The office building space is used for general corporate offices and is leased from an unaffiliated third party for a one-year term. The Company is consolidating its videocassette processing, distribution and warehouse facilities into a 26,730 square foot facility in Dothan, Alabama, pursuant to a three-year lease with three, three-year options. The consolidation is expected to be completed in May 1997. The primary processing and distribution facility being vacated is subleased by the Company from Mr. Parrish pursuant to a $1,120 a month sublease, which expires on November 8, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in legal proceedings that management believes could have a material adverse effect on the Company's financial condition or results of operations. The legal proceeding disclosed in the Form 10-K for the fiscal year ended December 31, 1995, was settled in May 1996 for a nominal amount which was not material to the Company's business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the Nasdaq National Market on August 2, 1994 under the symbol "MOVI." The following table sets forth for the periods indicated the high and low last sale prices of the Company's Common Stock as reported on the Nasdaq National Market.

                                           High            Low
1995
First Quarter ........................     $ 27 1/2        $ 21
Second Quarter........................       36              26
Third Quarter.........................       50              34 7/8
Fourth Quarter........................       42              23

1996
First Quarter.........................       30 1/2          19 1/4
Second Quarter........................       36 1/8          19 5/8
Third Quarter.........................       24 1/2          10 3/4
Fourth Quarter........................       15 1/2          12 1/2

1997
First Quarter (through April 1, 1997).       13 3/4           7 1/2

         The last sale price of the Company's Common Stock on April 1, 1997 as reported on the Nasdaq National Market was $7.50 per share. As of April 1, 1997, there were 109 holders of record of the Company's Common Stock.

         In March 1993, December 1993, August 1994 and April 1995, the Company paid cash dividends (in the form of S corporation distributions) of $239,864, $186,561, $2.5 million and $188,000, respectively, to the existing stockholders prior to the Company's initial public offering (Messrs. Malugen and Parrish). The Company presently expects to retain its earnings to finance the expansion and further development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. There can be no assurance that the Company will ever pay a dividend in the future.


Item 6.  Selected Financial Data
                                                                                             Nine Months
                                                    Year Ended    Year Ended    Year Ended      Ended     Year Ended
                                                    January 5     December 31   December 31  December 31   March 31
                                                    1997(5)(6)        1995        1994(3)     1993(3)(4)    1993(3)
                                                    ----------    -----------   -----------  -----------   ---------

Statement of Income Data (1):
Revenues:
  Rentals                                            $ 219,002    $ 130,353     $ 47,782       $ 21,133    $ 19,509
  Product sales                                         35,393       18,848        5,441          1,908       1,582
                                                     ---------    ---------     --------       --------    --------
                                                       254,395      149,201       53,223         23,041      21,091
Operating costs and expenses:
  Store operating expenses                             124,456       67,758       24,119         11,891      11,376
  Amortization of videocassette rental inventory        63,544(7)    29,102       10,263          4,541       4,900
  Amortization of intangibles                            7,160        3,380          606            133          --
  Cost of sales                                         21,143       12,600        4,018          1,462       1,120
  Special management bonus                                  --           --           --            560         200
  General and administrative                            20,266       13,525        5,647          2,024       2,437
  Restructuring and other charges                        9,595           --           --             --          --
                                                     ---------    ---------     --------       --------    --------
Operating income                                         8,231       22,836        8,570          2,430       1,058
Non-operating income (expense):
  Interest expense, net                                 (5,619)      (1,528)        (486)          (458)       (427)
  Other, net                                                --           --           58             49          66
                                                     ---------    ---------     --------       --------    --------
Income before income taxes                               2,612       21,308        8,142          2,021         697
Income taxes (2)                                         1,006        7,871        2,991            757         263
                                                     ---------    ---------     --------       --------    --------
Net income                                           $   1,606    $  13,437     $  5,151       $  1,264    $    434
                                                     =========    =========     ========       ========    ========
Net income per share                                 $     .12    $    1.11     $    .63       $    .19    $    .06
                                                     =========    =========     ========       ========    ========
Cash dividends declared per share                    $     0.0    $     0.0     $    .39       $    .04    $    .04
                                                     =========    =========     ========       ========    ========
Shares used in computing net income
  per share                                             13,368       12,153        8,152          6,716       6,716
                                                     =========    =========     ========       ========    ========
Operating Data:
Number of stores at end of period(1)                       863          750          352            108          93
Adjusted EBITDA(8)                                   $  20,542    $   8,766     $  3,902       $    757    $  1,298
Increase (decrease) in same-store revenues (9)            (1.0%)        0.0%        14.3%          13.7%       22.3%





                                                                               December 31
                                                       January 5      --------------------------------     March 31
                                                         1997         1995         1994          1993      1993(3)
                                                     ---------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                            $   3,982    $   6,255    $   3,723       $    408    $    586
Videocassette rental inventory, net                     89,929       72,979       27,138          7,455       5,054
Total assets                                           261,577      233,479       76,647         13,446       9,552
Long-term debt, less current maturities                 67,883       19,622        6,681          4,104       4,581
Total liabilities                                      114,853       97,340       29,652         10,988       8,655
Stockholders' equity                                   146,724      136,139       46,995          2,458         897

----------------------------
          (1) Statement of income data for all periods presented has been restated to include the results of Home Vision Entertainment, Inc., ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), which were acquired in two separate pooling-of-interests transactions on July 1, 1996. Home Vision reported on a fiscal year ending September 30 and Hollywood Video reported on a calendar year basis. The Company's results for the fiscal year ended January 5, 1997 are combined with results of Home Vision and Hollywood Video for the period January 1, 1996 to the date of the acquisitions. The results of the Company and Hollywood Video for the years ending December 31, 1995 and 1994 are combined with Home Vision's results for the years ending September 30, 1995 and 1994, respectively. The Company's results for the nine months ended December 31, 1993 are combined with Home Vision's results for the year ended September 30, 1993 and Hollywood Video's results for the year ended December 31, 1993. Results of the Company for the year ended March 31, 1993 are combined with Home Vision's results for the year ended September 30, 1992 (the effects of recasting financial results within 93 days of the fiscal year end of the Company are not material) and Hollywood Video's results for the year ended December 31, 1992. Balance sheet data has also been restated consistent with the statement of income data except the December 31, 1995 balance sheet data includes that of Home Vision at December 31, 1995 instead of September 30, 1995. In order to conform with the fiscal year end of the Company, Home Vision's net loss of $2,082,000 for the quarter ended December 31, 1995 is not reflected in the statement of income data but is reflected in stockholders' equity at December 31, 1995. The ending number of stores for each period presented has been restated to include the store counts of Home Vision and Hollywood Video.
(2) The provision for income tax includes pro forma adjustments to reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been taxed as C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994, and July 1, 1996, respectively, due to their S corporation status prior to those dates.
(3) General and administrative expenses and income taxes include pro forma adjustments for the change in compensation levels arising from employment contracts with two stockholders who are executive officers of the Company.
(4) Effective April 1, 1993, the Company changed its fiscal year end from March 31 to December 31 and adopted a change in accounting relating to the amortization of new release inventory. The change in accounting relating to amortization increased operating income by $1.4 million for the nine months ended December 31, 1993.
(5) On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. The 1996 fiscal year, ended on January 5, 1997, reflects a 53 week year.
(6) Includes a non-recurring charge of approximately $10.4 million for store closures, corporate restructuring and merger-related expenses.
(7) Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory resulting in a one-time, non-cash charge of approximately $7.7 million.
(8) "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for the fiscal year ended January 5, 1997 is $5.7 million associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund all cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions. To evaluate Adjusted EBITDA and the trends it depicts, the components of Adjusted EBITDA, such as net revenues, cost of services, and sales, general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(9) For periods prior to 1994, same-store revenue was defined as the aggregate revenues from stores operated by the Company for the entirety of the periods being compared. Beginning in 1994, stores were included in the calculation once they had been operated by the Company for at least 13 months. Same-store revenues for the Company have not been restated to include the same-store revenues of Home Vision and Hollywood Video.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


The Company has experienced rapid growth in revenue and operating income primarily as a result of acquiring stores and opening new stores. The number of stores operated by the Company at the end of each of the following periods increased as follows:


                        December 31, 1993               108
                        December 31, 1994               352
                        December 31, 1995               750
                        January 5, 1997                 863

The results of operations for all periods presented include the combined results of the Company, Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"). The combined 98-store acquisitions of Home Vision and Hollywood Video were consummated on July 1, 1996 and accounted for as poolings-of-interests. The above store count totals reflect the combined totals of Movie Gallery, Inc., Home Vision and Hollywood Video for all periods presented.


During the fiscal year ended January 5, 1997 ("Fiscal 1996"), 174 stores were acquired (including the 98 stores acquired in the Home Vision and Hollywood Video transactions), 85 stores were developed by the Company (75 of which were developed by Movie Gallery, Inc.) and 48 stores were closed.

As a result of the 697 store acquisitions during the periods January 1, 1994 through July 1, 1996, the Company recorded $95.6 million in goodwill and acquisition-related costs, which are being amortized over twenty years from the effective date of each acquisition. The Company also recorded an additional $15.4 million in deferred charges related to noncompetition agreements, which are being amortized over periods varying from two to ten years.

On July 1, 1996, the Company adopted a fiscal year which will end on the first Sunday following December 30. This change will result in the Company having a 52 or 53-week year. Fiscal 1996 was a 53-week year.


Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, new release videocassettes are amortized as follows: (i) copies one through three of each title per store are considered base stock and are amortized over thirty-six months on a straight-line basis to a $5 salvage value; and (ii) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5, which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Management believes that the new method results in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by other companies in the industry.

During Fiscal 1996, the Company adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15%. The restructuring plan resulted in a $9.6 million pretax restructuring charge recorded in the third quarter of Fiscal 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. Approximately $807,000 of costs were paid and charged against the liability during Fiscal 1996. Additionally, during the third quarter the Company incurred merger-related costs of approximately $757,000 related to the acquisition of Home Vision and Hollywood Video.

The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been taxed as C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994, and July 1, 1996, respectively, due to their S corporation status prior to those dates.

With respect to forward-looking statements contained in this Item 7, please review the disclosures set forth under "Cautionary Statements" in Item 1 above.

Results of Operations

The following table sets forth, for the periods indicated, statement of income data, expressed as a percentage of total revenue, and the number of stores open at the end of each period. The store count and the operating results reflect the combined operations of Movie Gallery, Inc., Home Vision and Hollywood Video for all periods.

6.  Statement of Income Data

                                                                        Year Ended
                                                            ------------------------------------
                                                            January 5   December 31  December 31
                                                              1997         1995         1994(1)
                                                            ------------------------------------
Revenues:
  Rentals                                                      86.1%       87.4%        89.8%
  Product sales                                                13.9        12.6         10.2
                                                             ------      ------       ------
Total                                                         100.0       100.0        100.0

Operating Costs and Expenses:
  Store operating expenses                                     48.9        45.4         45.3
  Amortization of videocassette rental inventory(2)            25.0        19.5         19.3
  Amortization of intangibles                                   2.8         2.3          1.1
  Cost of sales                                                 8.3         8.4          7.6
  General and administrative                                    8.0         9.1         10.6
  Restructuring and other charges                               3.8          --           --
                                                             ------      ------       ------
Total                                                          96.8        84.7         83.9
                                                             ------      ------       ------
Operating income                                                3.2        15.3         16.1
Non-operating expense, net                                     (2.2)       (1.0)        (0.8)
                                                             ------      ------       ------
Income before income taxes                                      1.0        14.3         15.3
Income taxes(3)                                                 0.4         5.3          5.6
                                                             ------      ------       ------
Net income                                                      0.6%        9.0%         9.7%
                                                             ======      ======       ======
Number of stores at end of period                               863         750          352
                                                             ======      ======       ======

---------------------------
(1) General and administrative expenses and income taxes include pro forma adjustments for the change in compensation levels arising from employment contracts with two stockholders who are executive officers of the Company.
(2) Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory resulting in a one-time, non-cash charge of approximately $7.7 million.
(3) The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been taxed as C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994, and July 1, 1996, respectively, due to their S corporation status prior to those dates.

Year ended January 5, 1997 compared to the year ended December 31, 1995 ("Fiscal 1995")

Revenue. Total revenue increased 70.5% to $254.4 million for Fiscal 1996 from $149.2 million for Fiscal 1995. The increase was due to an increase in the number of stores in operation from 352 at January 1, 1995 to 863 at January 5, 1997, and the maturation of the developed store base throughout Fiscal 1996, partially offset by a decrease in same-store revenues of 1%. The decrease in same-store revenues was primarily a result of unusually dry weather during the second quarter, the negative impact of the Summer Olympics and the negative impact of a reduction in rental inventory purchases as a percentage of revenues during the first three quarters of Fiscal 1996 versus Fiscal 1995. Product sales increased as a percentage of total revenues to 13.9% for Fiscal 1996 from 12.6% for Fiscal 1995, as a result of (i) an increase in the availability and number of major hits (e.g., "Independence Day", "Mission Impossible" and "The Nutty Professor") and other new release titles priced by the movie studios for "sell-through" merchandising, (ii) the Company's continued and increased emphasis on the sale of previously viewed rental inventory, and (iii) an increase in the variety of other products sold in stores, such as video accessories and confectionery items.

Operating Costs and Expenses. Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased to 48.9% of total revenue for Fiscal 1996 from 45.4% for Fiscal 1995. The increase in store operating expenses was primarily due to (i) higher rental payments and other expenses in many of the recently acquired stores, (ii) higher operating expenses as a percentage of revenues in the Company's immature, internally developed stores, and (iii) the decrease in same-store revenues for the year.

Amortization of videocassette rental inventory increased as a percentage of revenue to 25.0% for Fiscal 1996 from 19.5% for Fiscal 1995 due primarily to the change in amortization policy as of April 1, 1996 (described in "Overview" above). The application of the new method of amortizing videocassette rental inventory also resulted in a one-time, non-recurring increase in amortization of $7.7 million during Fiscal 1996. Had the new amortization policy been in effect prior to January 1, 1995, amortization of videocassette rental inventory as a percentage of revenue would have been 23.2% for Fiscal 1995.

Amortization of intangibles as a percentage of revenue increased to 2.8% for Fiscal 1996 from 2.3% for Fiscal 1995 due to an increase in goodwill recorded as a result of the acquisition activity of the Company accounted for under the purchase method of accounting during 1995 and 1996.

Cost of sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of sales increased with the increased revenue from product sales and decreased as percentage of revenues from product sales from 66.9% for Fiscal 1995 to 59.7% for Fiscal 1996. The increase in product sales gross margins resulted primarily from (i) an increase in the sale of previously viewed rental inventory, which generally generates higher margins than other product categories, and (ii) an increase in margins on sell-through products.

General and administrative expenses decreased as a percentage of revenues from 9.1% for Fiscal 1995 to 8.0% for Fiscal 1996. Excluding $757,000 in merger related expenses associated with the acquisitions of Home Vision and Hollywood Video, general and administrative expenses would have been 7.7% of revenues for Fiscal 1996. The decrease is primarily due to operating efficiencies attained through a larger revenue base.

As a result of the above, operating income decreased to $8.2 million in Fiscal 1996 from $22.8 million in Fiscal 1995. Excluding the effects of the business restructuring plan, the one-time non-recurring increase in amortization of videocassette rental inventory due to the change in amortization policy and the merger-related expenses from the Home Vision and Hollywood Video acquisitions, operating income would have been $26.2 million.

Year ended December 31, 1995 compared to the year ended December 31, 1994 ("Fiscal 1994")

Revenue. Revenue increased 180.3% to $149.2 million for Fiscal 1995 from $53.2 million for Fiscal 1994. The increase was due to an increase in the number of stores in operation from 108 at January 1, 1994 to 750 at December 31, 1995. Product sales increased as a percentage of total revenues to 12.6% for Fiscal 1995 from 10.2% for Fiscal 1994 as a result of (i) an increased emphasis on the sale of previously viewed rental inventory, (ii) increased availability of "sell-through" titles, primarily due to an increase of available major hit titles (including "The Lion King") priced by the movie studios for "sell-through" merchandising, and (iii) an increase in the variety of products sold in stores, such as movie memorabilia and confectionery items.

Operating Costs and Expenses. Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased slightly as a percentage of revenue from 45.3% for Fiscal 1994 to 45.4% for Fiscal 1995. The net percentage change in these expenses was primarily the result of the positive impact of reduced in-store payroll costs resulting from more efficient scheduling of store employees, counterbalanced by the negative impact of increased rent expense due to the integration of developed and acquired stores into the Company's base.

Amortization of videocassette rental inventory increased as a percentage of revenue to 19.5% for Fiscal 1995 from 19.3% for Fiscal 1994 due to an increase in purchasing levels as a percentage of revenues.

Amortization of intangibles increased as a percentage of revenues to 2.3% for Fiscal 1995 from 1.1% for Fiscal 1994 due to the substantial number of acquisitions which occurred subsequent to August 1994 and which were accounted for by the purchase method of accounting.

Cost of sales decreased as a percentage of product sales from 73.8% for Fiscal 1994 to 66.9% for Fiscal 1995. The increase in gross margins from product sales resulted from an increase in margins on hit titles priced for sell-through and from an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories.

General and administrative expenses decreased as a percentage of revenues from 10.6% for Fiscal 1994 to 9.1% for Fiscal 1995 due to operating efficiencies attained through a larger revenue base.

Liquidity and Capital Resources


Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, the relocation of existing stores and the continued upgrading and installation of the Company's POS system and management information systems. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During Fiscal 1996, the Company generated $20.5 million in Adjusted EBITDA versus $8.8 million for Fiscal 1995. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges and less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for Fiscal 1996 is $5.7 million associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions.

Net cash provided by operating activities was $91.8 million for Fiscal 1996 as compared to $61.3 million for Fiscal 1995. The increase was primarily due to higher net income before depreciation and amortization and the non-cash restructuring charge discussed above.

Net cash used in investing activities was $104.8 million for Fiscal 1996 as compared to $154.8 million for Fiscal 1995. This decrease in funds used for investing activities is primarily the result of a decrease in the total cash expended for stores acquired during Fiscal 1996 versus Fiscal 1995, partially offset by a net increase in the purchase of videocassette rental inventory resulting from the Company's growth.

Net cash provided by financing activities decreased from $96.3 million for Fiscal 1995 to $10.7 million for Fiscal 1996. This decrease was primarily the result of a common stock public offering during Fiscal 1995, as well as a net increase in total debt of $33.8 million in Fiscal 1995 versus a $10.2 million net increase in debt for Fiscal 1996.

During Fiscal 1996, the Company replaced its existing $60 million revolving credit facility with a $125 million reducing revolving credit facility (the "Facility"). The Facility has a maturity date of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The Facility has covenants that restrict borrowing based upon cash flow levels. At January 5, 1997, $67 million was outstanding under the Facility with additional availability of approximately $11.3 million.

The Company grows its store base through internally developed and acquired stores and requires capital in excess of internally generated cash flow to achieve its desired growth. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all. During Fiscal 1996, the Company issued an aggregate of 1,273,467 shares of its common stock in connection with the acquisition of 154 additional stores, which includes the acquisitions of Home Vision and Hollywood Video.

At January 5, 1997, the Company had a working capital deficit of $12.6 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1997, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The  information  required  by  this  Item  will  be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1997  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  required  by  this  Item  will  be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1997  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by  this  Item  will  be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1997  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements:

             Report of Independent Auditors

             Consolidated Balance Sheets as of Janaury 5, 1997 and December 31, 1995.
             Consolidated Statements of Income for the Fiscal Years Ended January 5, 1997 and December 31, 1995 and 1994.

             Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended Janaury 5, 1997 and December 31, 1995 and 1994.

             Consolidated Statements of Cash Flows for the Fiscal Years Ended January 5, 1997 and December 31, 1995 and 1994.

             Notes to Consolidated Financial Statements

         (a)(2) Schedules:

             None.

         (a)(3) Exhibits

         The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit              Exhibit Description
  No.

 3.1 - Certificate  of  Incorporation  of the  Company.(1)
 3.2 - Bylaws  of the Company.(1)
 4.1 - Specimen Common Stock Certificate.(2)
10.1 - 1994 Stock Option Plan, as amended and form of Stock Option Agreement. (filed herewith)
10.2 - Form of Indemnity Agreement.(1)
10.3 - Stock Purchase Agreement dated June 30, 1995 between The Movie Shop and M.G.A., Inc.(3)
10.4 - Asset Purchase Agreement dated August 3, 1995 between Indiana Video Limited Liability Company and FGS Enterprises, Inc. d/b/a Box Office Video and M.G.A., Inc.(4)
10.5 - Asset Purchase Agreement dated August 15, 1995 between John Day and Jane Day, d/b/a The Video Connection, J & J Enterprises and The Video Connection, Inc. and M.G.A., Inc.(4)
10.6 - Agreement of Merger dated November 29, 1995 between TSC, Inc. of Virginia and Video World of Virginia, Inc., a subsidiary of Movie Gallery, Inc.(5)
10.7 - Agreement of Merger dated November 29, 1995 between TSC, Inc. of Richmond and Video World of Virginia, Inc., a subsidiary of Movie Gallery, Inc.(5)
10.8 - Agreement of Merger dated June 5, 1996 between Home Vision Entertainment, Inc. and Movie Gallery, Inc. and Amendment to Agreement of Merger dated June 28, 1996. (6)

10.9 - Agreement dated March 13, 1997 between Sight & Sound Distributors, Inc. and Movie Gallery, Inc.(filed herewith)(portions have been omitted pursuant to a request for confidential treatment)
10.10- Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen.(1) 10.11- Employment Agreement between M.G.A., Inc. and H. Harrison Parrish. (1) 10.12- Consulting Agreement between William B. Snow and M.G.A., Inc. dated
       December 12, 1996. (filed herewith)
10.13- Real estate lease dated June 1, 1994 between J.T.  Malugen,  H. Harrison
       Parrish and M.G.A., Inc.(1)
10.14- Real estate  lease dated June 1, 1994  between H.  Harrison  Parrish and
       M.G.A., Inc.(1)
10.15- Tax  Agreement  between  M.G.A.,  Inc.  and Joe T.  Malugen and Harrison
       Parrish.(1)
10.16- Certificate  of Title dated October 6, 1992 and United States Patent and
       Trademark Office Notice of Recordation of Assignment Document dated January 27, 1993 (relating to the Company's acquisition of the "Movie Gallery" service mark, trade name and goodwill associated therewith).(7)
10.17- Credit Agreement between First Union National Bank of North Carolina and
       Movie Gallery, Inc. dated July 10, 1996. (6)
11   - Computation of Earnings Per Share. (filed herewith)
18   - Change in Accounting Principle. (8)
21   - List of Subsidiaries. (filed herewith)
23   - Consent of Ernst & Young LLP. (filed herewith)
27   - Financial Data Schedule. (filed herewith)
---------------
(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1
    (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on July 14, 1995, as an exhibit to the Company's Current Report on Form 8-K.
(4) Previously filed with the Securities and Exchange Commission on August 18, 1995, as an exhibit to the Company's Current Report on Form 8-K.
(5) Previously filed with the Securities and Exchange Commission on December 13, 1995, as an exhibit to the Company's Current Report on Form 8-K.
(6) Previously filed with the Securities and Exchange Commission on July 15, 1996, as an exhibit to the Company's Current Report on Form 8-K.
(7) Previously filed with the Securities and Exchange Commission on July 14, 1994, as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(8) Previously filed with the Securities and Exchange Commission on August 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended September 29, 1996.

         (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended Janaury 5, 1997.

         (c)      Exhibits:

         See (a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MOVIE GALLERY, INC.



                                                By /s/ JOE THOMAS MALUGEN
                                                   Joe Thomas Malugen,
                                                   Chairman of the Board
                                                   and Chief Executive Officer

Date:  April 7, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                      Title                                     Date
                  ---------                      -----                                     ----


/s/ JOE THOMAS MALUGEN                  Chairman of the Board and Chief                April 7, 1997
-----------------------------------------Executive Officer
Joe Thomas Malugen

 /s/ WILLIAM B. SNOW
-----------------------------------------Vice Chairman of the Board                    April 7, 1997
William B. Snow

 /s/ J. STEVEN ROY                       Senior Vice President and Chief               April 7, 1997
-----------------------------------------Financial Officer
J. Steven Roy

 /s/ STEVEN M. HAMIL                     Vice President and Chief Accounting           April 7, 1997
-----------------------------------------Officer
Steven M. Hamil

 /s/ H. HARRISON PARRISH
-----------------------------------------Director and President                        April 7, 1997
H. Harrison Parrish

 /s/ JOSEPH F. TROY
-----------------------------------------Director                                      April 7, 1997
Joseph F. Troy


                               Movie Gallery, Inc.

                          Index to Financial Statements

                                                                    Page

Report of Independent Auditors.........................              F-1
Consolidated Balance Sheets............................              F-2
Consolidated Statements of Income......................              F-3
Consolidated Statements of Stockholders' Equity........              F-4
Consolidated Statements of Cash Flows..................              F-5
Notes to Consolidated Financial Statements.............              F-6

                         Report of Independent Auditors

Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc., as of January 5, 1997 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended January 5, 1997, December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Home Vision Entertainment, Inc., an entity acquired and accounted for as a pooling-of-interest on July 1, 1996, which statements reflect total assets constituting 8.6% in 1995 and total revenues constituting 12% in 1995 and 17% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Home Vision Entertainment, Inc. for 1995 and 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1995 and 1994, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at Janaury 5, 1997 and December 31, 1995, and the consolidated results of its operations and its cash flows for the fiscal years ended January 5, 1997, December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1996 the Company changed its method of accounting for amortization of videocassette rental inventory.


                                            /s/Ernst & Young LLP

Birmingham, Alabama
February 12, 1997


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                         January 5  December 31
                                                            1997       1995
                                                         ----------------------

Assets
Current assets:
   Cash and cash equivalents                              $  3,982   $  6,255
   Recoverable income tax                                      224      1,278
   Merchandise inventory                                    11,181     10,989
   Accounts receivable                                         494      1,933
   Store supplies and other                                  2,947      2,113
   Deferred income taxes                                       913         --
                                                          --------   --------
Total current assets                                        19,741     22,568
Videocassette rental inventory, net                         89,929     72,979
Property, furnishings and equipment, net                    50,196     41,437
Deferred charges, net                                       11,151     11,567
Excess of cost over net assets acquired, net                87,822     82,963
Deposits and other assets                                    2,738      1,965
                                                          --------   --------
Total assets                                              $261,577   $233,479
                                                          ========   ========

Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                          $     --   $ 32,052
   Accounts payable                                         24,321     24,332
   Accrued liabilities                                       7,622      4,751
   Current portion of long-term debt                           374      6,390
                                                          --------   --------
Total current liabilities                                   32,317     67,525
Long-term debt                                              67,883     19,622
Other accrued liabilities                                    2,425         --
Deferred income taxes                                       12,228     10,193
Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
     authorized, no shares issued and outstanding               --         --
   Common stock, $.001 par value; 30,000,000
     shares authorized, 13,420,791 and 12,877,236
     shares issued and outstanding                              13         13
   Additional paid-in capital                              131,686    122,582
   Retained earnings                                        15,025     13,544
                                                          --------   --------
Total stockholders' equity                                 146,724    136,139
                                                          --------   --------
Total liabilities and stockholders' equity                $261,577   $233,479
                                                          ========   ========

See accompanying notes.

                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                      (in thousands, except per share data)


                                                                  Year Ended
                                                    -------------------------------------
                                                     January 5   December 31  December 31
                                                       1997         1995         1994
                                                    ------------------------------------
Revenues:
   Rentals                                          $ 219,002    $ 130,353       $ 47,782
   Product sales                                       35,393       18,848          5,441
                                                    ---------    ---------       --------
                                                      254,395      149,201         53,223

Operating costs and expenses:
   Store operating expenses                           124,456       67,758         24,119
   Amortization of videocassette rental inventory      63,544       29,102         10,263
   Amortization of intangibles                          7,160        3,380            606
   Cost of sales                                       21,143       12,600          4,018
   General and administrative                          20,266       13,525          5,420
   Restructuring and other charges                      9,595           --             --
                                                    ---------    ---------       --------
Operating income                                        8,231       22,836          8,797

Non-operating income (expense):
   Interest income                                         99          539            211
   Interest expense                                    (5,718)      (2,067)          (697)
   Other, net                                              --           --             58
                                                    ---------    ---------       --------
Income before income taxes                              2,612       21,308          8,369
Income taxes                                            1,131        8,893          3,348
                                                    ---------    ---------       --------
Net income                                          $   1,481    $  12,415       $  5,021
                                                    =========    =========       ========

Pro forma net income per share (unaudited):
Income before income taxes                          $   2,612    $  21,308       $  8,369
Pro forma increase in compensation expense                 --           --           (227)
                                                    ---------    ---------       --------
Pro forma income before income taxes                    2,612       21,308          8,142
Pro forma income taxes                                  1,006        7,871          2,991
                                                    ---------    ---------       --------
Pro forma net income                                $   1,606    $  13,437       $  5,151
                                                    =========    =========       ========
Pro forma net income per share                      $     .12    $    1.11       $    .63
                                                    =========    =========       ========

Shares used in computing pro forma
  net income per share (in thousands)                  13,368       12,153          8,152
                                                    =========    =========       ========

See accompanying notes.



                               Movie Gallery, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                  Additional                 Total
                                                       Common      Paid-in     Retained   Stockholders'
                                                        Stock      Capital     Earnings     Equity
                                                     --------------------------------------------------
Balance at December 31, 1993                           $  7         $  191      $ 2,308      $  2,506
    Net income                                           --             --        5,021         5,021
    Dividends                                            --             --       (2,688)       (2,688)
    Sale of 3,450,000 shares of common stock,
       net of issuance costs of $1,567                    3         43,348           --        43,351
    Transactions by pooled companies:
      Issuance of 115,513 shares of common stock
         as compensation expense                         --            235           --           235
      Stock repurchase                                   --             --         (930)         (930)
      Dividends                                          --             --         (500)         (500)
                                                       ----       --------       ------      --------
Balance at December 31, 1994                             10         43,774        3,211        46,995
    Net income                                           --             --       12,415        12,415
    Sale of 2,500,000 shares of common stock,
       net of issuance costs of $936                      3         61,389           --        61,392
    Issuance of 279,863 shares of common stock
      for acquisitions, net of issuance costs of $62     --          9,688           --         9,688
    Exercise of stock options for 129,000 shares         --          1,833           --         1,833
    Tax benefit of stock options exercised               --          1,120           --         1,120
    Transactions by pooled companies:
      Issuance of 301,442 shares of common stock
        for acquisitions                                 --          3,921           --         3,921
      Issuance of warrants                               --            857           --           857
    Adjustment for change in fiscal year end of
       pooled company                                    --             --       (2,082)       (2,082)
                                                       ----       --------      -------      --------
Balance at December 31, 1995                             13        122,582       13,544       136,139
    Net income                                           --             --        1,481         1,481
    Issuance of 508,455 shares of common stock for
      acquisitions, net of issuance costs of $322        --          8,386           --         8,386
    Exercise of stock options for 35,100 shares          --            524           --           524
    Tax benefit of stock options exercised               --            218           --           218
    Transactions by pooled companies:
       Other                                             --            (24)          --           (24)
                                                       ----       --------      -------      --------
Balance at January 5, 1997                             $ 13       $131,686      $15,025      $146,724
                                                       ====       ========      =======      ========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Year Ended
                                                            --------------------------------------
                                                             January 5   December 31   December 31
                                                               1997          1995         1994
                                                            --------------------------------------
Operating activities
Net income                                                  $   1,481    $  12,415       $  5,021
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              79,625       36,991         12,391
    Deferred income taxes                                         822        7,428          3,034
    Restructuring and other charges                             9,595           --             --
    Other  adjustments                                             --           --            255
 Changes in operating assets and liabilities:
    Recoverable income tax                                      1,272          654           (811)
    Merchandise inventory                                         (43)      (5,185)        (3,270)
    Other current assets                                          339       (2,077)          (562)
    Deposits and other assets                                    (978)      (1,567)           (50)
    Accounts payable                                           (1,649)       9,609          6,815
    Accrued liabilities                                         1,336        3,003            622
                                                             --------     --------       --------
Net cash provided by operating activities                      91,800       61,271         23,445

Investing activities
Business acquisitions                                          (8,662)     (83,403)       (36,627)
Purchases of videocassette rental inventory                   (77,666)     (51,061)       (17,117)
Purchases of property, furnishings and equipment              (18,438)     (20,355)        (7,627)
                                                             --------     --------       --------
Net cash used in investing activities                        (104,766)    (154,819)       (61,371)

Financing activities
Net proceeds from issuance of common stock                        524       63,482         43,431
Net proceeds from (payments on) notes payable                 (32,052)      28,293          3,310
Proceeds from issuance of long-term debt                       72,938       10,070          2,964
Principal payments on long-term debt                          (30,717)      (4,584)        (6,000)
Dividends paid                                                   --           (996)        (2,464)
                                                             --------     --------       --------
Net cash provided by financing activities                      10,693       96,265         41,241
                                                             --------     --------       --------


(Decrease) increase in cash and cash equivalents               (2,273)       2,717          3,315
Decrease in cash and cash equivalents to conform
   fiscal year end of pooled companies                             --         (185)            --
Cash and cash equivalents at beginning of period                6,255        3,723            408
                                                             --------     --------       --------
Cash and cash equivalents at end of period                   $  3,982     $  6,255       $  3,723
                                                             ========     ========       ========


Supplemental disclosures of cash flow
   information
Cash paid during the period for interest                    $   5,377    $   1,834       $    649
Cash paid during the period for income taxes                      203          764          1,156
Noncash investing and financing information:
   Assets acquired by issuance of notes payable                    --       10,012          5,375
   Assets acquired by issuance of common stock                  8,708       13,671             --
   Tax benefit of stock options exercised                         218        1,120             --

See accompanying notes.

                               Movie Gallery, Inc.

                   Notes to Consolidated Financial Statements

                                 January 5, 1997

1.  Accounting Policies

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

The Company's historical financial statements for all periods presented have been restated to include the financial position, results of operations and cash flows of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), merger transactions accounted for as poolings-of-interests (see note 2).

The Company owns and operates video specialty stores in 23 states, generally located in the eastern half of the United States.

Fiscal Year

On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for 1996 reflect a 53 week year ended on January 5, 1997. The Company's fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis through January 5, 1997. All other expenses, primarily depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

Merchandise inventory consists primarily of videocassette tapes and video games purchased for resale and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Long-Lived Assets

During the first quarter of 1996, the Company adopted the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations and deferred charges and goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'

                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (continued)



1.  Accounting Policies (continued)

carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption of Statement 121 was not material.

Videocassette Rental Inventory

Videocassette rental inventory is recorded at cost and amortized over its economic useful life. Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, videocassettes considered to be base stock are amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes are amortized as follows: (i) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5 which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales; and
(ii) copies one through three of each title per store are amortized as base stock. Management believes the new method will result in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by its primary competitors.

The new method of amortization has been applied to all inventory held at April 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense and cost of sales for the quarter ended June 30, 1996 by approximately $7.7 million. For the fiscal year ended January 5, 1997, the adoption of the new method of amortization had the effect of decreasing net income by approximately $4.9 million or $0.37 per share.

Videocassette rental inventory consists of the following (in thousands):

                                               January 5   December 31
                                                  1997         1995
                                               ---------    ---------

Videocassette rental inventory                 $ 183,264    $ 113,016
Less accumulated amortization                    (93,335)     (40,037)
                                               ---------    ---------
                                               $  89,929    $  72,979
                                               =========    =========


Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the development and construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

                             Movie Gallery, Inc.

1.  Accounting Policies (continued)

Deferred Charges

Deferred charges consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which range from two to ten years. Accumulated amortization of deferred charges at January 5, 1997 and December 31, 1995 was $4,128,000 and $1,868,000, respectively.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired at January 5, 1997 and December 31, 1995 is net of accumulated amortization of $7,111,000 and $2,544,000, respectively, and is being amortized on a straight-line basis over twenty years.

Videocassette Rental Revenue

Rental revenue is recognized when the videocassette or video game is rented or when returned by the customer, depending upon the market in which a store operates.

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred.

Store Opening Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

Pro Forma Earnings Per Share

Pro forma net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include the effects of shares to be issued upon the exercise of dilutive common stock options.

Fair Value of Financial Instruments

At January 5, 1997 and December 31, 1995, the carrying value of financial instruments such as cash and cash equivalents, accounts payable, notes payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the provision for business restructuring (see note 3) and the amortization methods

                             Movie Gallery, Inc.

1.  Accounting Policies (continued)

and useful lives of videocassette rental inventory, deferred charges and excess of cost over net assets acquired. These estimates and assumptions could change and actual results could differ from these estimates.

Unaudited Pro Forma Information

Income before income taxes for the year ended December 31, 1994 reflects an adjustment for the change in compensation levels arising from the employment agreements with certain stockholders which became effective as of the completion of the Company's initial public offering of common stock on August 2, 1994.

Pro forma income taxes reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994, and July 1, 1996, respectively, due to their S corporation status prior to those dates.

Weighted average shares through August 1, 1994 include the assumed issuance of 196,603 shares at the initial public offering price of $14 to fund the distribution of undistributed S corporation earnings subsequent to the public offering.

2.  Acquisitions

During 1996, the Company acquired 76 video specialty stores in 20 transactions with unrelated sellers for $21,447,000, including the issuance of 505,094 shares of common stock. The excess of the cost over estimated fair value of the assets acquired was $9,726,000.

During 1995, the Company acquired 327 video specialty stores in 55 transactions with unrelated sellers for $99,383,000, including the issuance of $9,323,000 in notes payable and 279,863 shares of common stock. The excess of the cost over estimated fair value of the assets acquired was $60,380,000.

During 1994, the Company acquired 196 video specialty stores in 27 transactions with unrelated sellers for $42,004,000, including the issuance of $5,375,000 in notes payable and options to purchase 210,000 shares of common stock under the 1994 Stock Option Plan (see note 7) at a price equal to the fair market value at the date of issuance. The excess of the cost over the estimated fair value of the assets acquired was $19,361,000.

Businesses acquired during the periods discussed above were accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from the dates of acquisition.

On July 1, 1996, the Company acquired Home Vision in a merger transaction accounted for as a pooling-of-interests, pursuant to which the Company issued approximately 731,000 shares of its common stock to Home Vision shareholders and assumed approximately $12.5 million in liabilities. At the time of the merger, Home Vision operated 55 video specialty stores in Maine, New Hampshire and Massachusetts. During 1994 and 1995, Home Vision acquired various video specialty store chains with an aggregate net purchase price of $7,234,000,

                             Movie Gallery, Inc.

2.  Acquisitions (continued)

including the issuance of $689,000 in notes payable and 301,442 shares of common stock. The excess of the cost over estimated fair value of the assets acquired was $6,120,000.

On July 1, 1996, the Company acquired Hollywood Video in a merger transaction accounted for as a pooling-of-interests, pursuant to which the Company issued approximately 38,000 shares of its common stock to Hollywood Video shareholders and assumed approximately $11.5 million in liabilities. At the time of the merger, Hollywood Video operated 43 video specialty stores in Iowa, Wisconsin and Illinois.

Prior to the merger, Home Vision reported on a fiscal year ending on September 30 and Hollywood Video reported on a calendar year basis. The Home Vision statements of operations for the years ended September 30, 1995 and 1994 are combined with the statements of operations for the Company and Hollywood Video for the years ended December 31, 1995 and 1994. The combined balance sheet includes the December 31, 1995 balance sheet for the Company, Home Vision and Hollywood Video. In order to conform with the Company's fiscal year end, Home Vision's results of operations for the quarter ended December 31, 1995 which reflected revenues of $6,506,000, operating expenses of $9,374,000 (including $1,974,000 of costs associated with a failed initial public offering) and net loss of $2,082,000, are included in the Company's retained earnings balance at December 31, 1995.

Separate results of operations of the merged entities for the periods prior to the merger date are as follows (in thousands) (unaudited):

                          Six Months Ended             Year Ended
                               June 30         December 31     December 31
                                1996              1995             1994
                         ----------------    ------------      -----------
Revenues:
  Movie Gallery               $ 106,307         $ 123,143         $ 38,643
  Home Vision                    11,191            18,024            9,298
  Hollywood Video                 5,307             8,034            5,282
                              ---------         ---------         --------
Combined                      $ 122,805         $ 149,201         $ 53,223
                              =========         =========         ========

Net income (loss):
  Movie Gallery               $   3,106         $  14,486         $  4,965
  Home Vision                       (97)             (366)             545
  Hollywood Video                  (986)           (1,705)            (489)
                              ---------         ---------         --------
Combined                      $   2,023         $  12,415         $  5,021
                              =========         =========         ========


                              Movie Gallery, Inc.

2.  Acquisitions (continued)

Costs of approximately $757,000 incurred by the Company in connection with the Home Vision and Hollywood Video mergers have been included in general and administrative expenses in the consolidated statement of income for the fiscal year ended January 5, 1997.

The following unaudited pro forma information presents the consolidated results of operations of the Company as though the aforementioned acquisitions, which were accounted for as purchases and have occurred since January 1, 1995, had occurred as of the beginning of the year in which the acquisition occurred and the beginning of the immediately preceding year (in thousands, except per share data):

                                             Year Ended
                                 -----------------------------------
                                 January 5   December 31 December 31
                                   1997         1995         1994
                                 -----------------------------------

Revenues                         $ 261,223   $ 241,815   $ 205,351
Net income                           2,521      20,796      16,454
Net income per share                  0.19        1.61        1.65

3.  Provision for Business Restructuring

During the third quarter of 1996 the Company began and completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15 percent. Management concluded that certain stores were underperforming and it was not prudent to continue to operate these locations. These store closings are not concentrated in a particular geographic area. The principal factors considered in identifying stores for closure included: (i) whether a store generated sufficient cash flow at the store level to provide an acceptable return on current investment; (ii) whether the latest sales trends indicated a likely improvement in the historical store results; (iii) whether the current or future competitive climate had made sales improvements less likely; and (iv) whether a store's performance warranted lease renewal where the lease was scheduled to expire within the next year.

This analysis has resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge include approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs (see below). In some situations, the timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. The lease commitments associated with the closing stores will be retired entirely or materially diminished by one of three methods: (i) through the normal expiration of the lease within the next year; (ii) through the subletting of the property to another entity; or (iii) through a negotiated lease buyout with the individual landlord. The store closures are expected to be completed by the end of fiscal year 1997. Approximately $807,000 of lease termination costs, miscellaneous closing costs and legal costs were paid and charged against the liability for the fiscal year ended January 5, 1997. The stores identified for closure had revenues and operating losses of approximately $4.5 million and $0.2 million, respectively, for the year ended December 31, 1995 and $6.2 million and $1.6 million, respectively, for the fiscal year ended January 5, 1997. Operating

                              Movie Gallery, Inc.

3.  Provision for Business Restructuring (continued)

results for the year ended December 31, 1994 are not comparable as most stores identified for closure were opened or acquired in late 1994 or 1995.

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

4.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                       January 5   December 31
                                          1997        1995
                                       -----------------------

Land and buildings                      $  1,879    $  1,879
Furniture and fixtures                    26,932      20,592
Equipment                                 18,963      14,747
Leasehold improvements and signs          18,766      12,386
                                        --------    --------
                                          66,540      49,604
Accumulated depreciation                 (16,344)     (8,167)
                                        --------    --------
                                        $ 50,196    $ 41,437
                                        ========    ========

5.  Long-Term Debt

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured, provides borrowings for up to $125 million and replaced the Company's previously existing line of credit agreement.

The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based (7.5% at January 5, 1997) and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At January 5, 1997, $67 million was outstanding and approximately $11.3 million of the $125 million commitment was available for borrowing under the Facility. Based on the amount currently outstanding, scheduled maturities of the facility are $35,750,000 in fiscal year 1999 and $31,250,000 in fiscal year 2000.

In connection with certain acquisitions, the Company issued or assumed notes payable which had outstanding balances of $1,257,000 and $10,781,000 at January 5, 1997 and December 31, 1995, respectively. Generally, these notes are unsecured, require monthly or annual payments and have fixed or variable interest rates ranging from 6% to 9%. At December 31, 1995, long-term debt also included balances totaling $15,231,000 related to Home Vision and Hollywood

                              Movie Gallery, Inc.

5.  Long-Term Debt (continued)

Video. Substantially all of these notes were paid subsequent to consummation of the merger transactions with proceeds from the Facility. Scheduled maturities of long-term debt are as follows: $374,000 in 1997, $395,000 in 1998, $253,000 in
1999, and $235,000 in 2000.

6.  Income Taxes

The Company's earnings for the period April 1, 1992 through August 1, 1994 were taxed directly to the Company's stockholders due to the Company's election to be taxed as an S corporation under the Internal Revenue Code. The Company's S corporation status terminated immediately prior to its initial public offering of common stock on August 2, 1994. Accordingly, the Company was required to provide for deferred taxes, arising from cumulative temporary differences between financial and tax reporting, by recognizing a provision for income taxes of $1,300,000 in the third quarter of fiscal 1994. Additionally, during portions of the periods presented, Home Vision and Hollywood Video were taxed as S corporations rather than C corporations (see note 1).

The following reflects unaudited pro forma income tax expense that the Company would have incurred had it, Home Vision and Hollywood Video (see note 1) been subject to federal and state income taxes for the entire fiscal years ended as follows (in thousands):

                                             Year Ended
                                -------------------------------------
                                January 5    December 31   December 31
                                   1997          1995        1994
                                -------------------------------------
                                  (unaudited pro forma information)
Current payable:
    Federal                      $   90         $1,328      $  444
    State                            --            136          47
                                 ------         ------      ------
Total current                        90          1,464         491

Deferred:
    Federal                         831          5,692       2,260
    State                            85            715         240
                                 ------         ------      ------
Total deferred                      916          6,407       2,500
                                 ------         ------      ------
                                 $1,006         $7,871      $2,991
                                 ======         ======      ======


                              Movie Gallery, Inc.

6.  Income Taxes (continued)

A reconciliation of income tax at the federal income tax rate to the Company's pro forma effective income tax provision is as follows (in thousands):

                                                         Year Ended
                                           -------------------------------------------
                                           Janaury 5     December 31       December 31
                                              1997          1995               1994
                                           -------------------------------------------
                                                  (unaudited pro forma information)

Income tax at statutory rate                $  888           $7,245            $2,845
State income taxes, net of federal
   income tax benefit                           85              615               146
Other, net                                      33               11                --
                                            --------         ------            ------
                                            $1,006           $7,871            $2,991
                                            ========         ======            ======


At January 5, 1997, the Company had net operating loss carryforwards of $9,531,000 for income taxes that expire in years 2010 through 2011. $5,564,000 of these carryforwards resulted from the Company's acquisition of Home Vision (see note 2). Utilization of the net operating loss carryforwards related to the Home Vision acquisition may be subject to a substantial annual limitation due to the statutory provisions of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       January 5    December 31
                                                         1997          1995
                                                       ------------------------
Deferred tax liabilities:
  Videocassette rental inventory                       $ 14,847      $  12,993
  Furnishings and equipment                               4,286          2,236
  Excess of cost over fair value of assets acquired       1,519            710
  Other                                                     694            142
                                                        -------        -------
     Total deferred tax liabilities                      21,346         16,081
Deferred tax assets:
  Non-compete agreements                                  4,318          3,559
  Net operating loss carryforwards                        3,527          2,225
  Alternative minimum tax credit carryforward               275             --
  Accrued liabilities                                     1,911            104
                                                        -------        -------
     Total deferred tax assets                           10,031          5,888
                                                        -------        -------
Net deferred tax liabilities                            $11,315        $10,193
                                                        =======        =======

                              Movie Gallery, Inc.

7.  Stockholders' Equity

Common Stock

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of January 5, 1997, common stock of approximately $83,000,000 was available to be issued from this registration.

As of January 5, 1997, the Company had warrants outstanding to purchase approximately 100,000 shares of the Company's common stock, exercisable through June 30, 2000 at an exercise price of $30.11.

Stock Repurchase

On September 30, 1994, Home Vision reacquired 153,494 shares of its no par common stock from its stockholders for an estimated fair value of $930,000, which included Home Vision forgiving $80,000 outstanding on a note receivable, paying $450,000 in cash subsequent to year end, and issuing a five year, 8%, related party note payable for $400,000.

Stock Option Plan

On July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. During 1996 the Company increased the shares reserved for issuance under the Plan from 1,250,000 to 1,750,000. Options granted under the Plan have a 10-year term and generally vest over 5 years.

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans and, accordingly, has not recognized compensation cost in connection with such plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                                                  Year Ended
                                        ------------------------------
                                        January 5          December 31
                                            1997               1995
                                        ------------------------------
                                    (in thousands, except per share data)

Pro forma net income                     $   218            $  11,220
Pro forma net income per share               .02                  .92


                              Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                         Year Ended
                                                ---------------------------
                                                January 5       December 31
                                                   1997            1995
                                                ---------------------------

Expected volatility                               0.607            0.607
Risk-free interest rate                           6.34%            6.50%
Expected life of options in years                 6.0              6.0
Expected dividend yield                           0.0%             0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity, and related information is as follows:

                                                                             Year Ended
                                        -----------------------------------------------------------------------------------
                                             January 5, 1997              December 31, 1995           December 31, 1994
                                        ---------------------------    ------------------------   -------------------------
                                                   Weighted Average            Weighted-Average            Weighted-Average
                                          Options   Exercise Price     Options  Exercise Price    Options   Exercise Price
                                          -------  ----------------    ------- ----------------   -------- -----------------
Outstanding-beginning
  of year                               1,107,450   $   24.63          699,000   $  14.88              --     $    --
Granted                                   379,500       14.15          578,000      34.19         716,000       14.87
Exercised                                  35,100       14.92          129,000      14.21              --          --
Forfeited                                 133,200       23.58           40,550      25.94          17,000       14.39

Outstanding-end of year                 1,318,650       21.98        1,107,450      24.63         699,000       14.88

Exercisable at end of year                622,125       21.28          424,150      20.41         210,500       14.49

Weighted-average fair value
  of options granted during
  the year                                $  8.84                    $   21.39


                              Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

Options outstanding as of January 5, 1997 had a weighted-average remaining contractual life of 8.6 years and exercise prices ranging from $14.00 to $42.63 as follows:

                                                             Exercise price of
                                                  $14.00 to $21.25       $21.26 to $42.63
                                                  ---------------------------------------
Options outstanding                                    833,950               484,700
Weighted-average exercise price                         $14.65                $34.58
Weighted-average remaining contractual life          8.6 years             8.5 years
Options exercisable                                    401,475               220,650
Weighted-average exercise price of
   exercisable options                                  $15.00                $32.71

8.  Commitments and Contingencies

Rent expense for the fiscal years ended January 5, 1997 and December 31, 1995 and 1994 totaled $37,266,000, $19,960,000 and $6,425,000, respectively. Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses (primarily for videocassette rental stores) with remaining terms in excess of one year consisted of the following at January 5, 1997 (in thousands):


                  1997                $  28,547
                  1998                   25,924
                  1999                   19,420
                  2000                   11,710
                  2001                    6,126
                  Thereafter             11,989
                                      ---------
                                      $ 103,716
                                      =========


The Company has entered into a ten year agreement with Rentrak Corporation which requires the Company to order videocassette rental inventory under lease sufficient to require an aggregate minimum payment of $3,000,000 per year (beginning in 1997) in revenue share, handling fees, sell through fees and end-of-term buyout fees.

The Company is occasionally involved in litigation in the ordinary course of its business, none of which, individually or in the aggregate, is material to the Company's business or results of operations.

9.  Related Party Transactions

During the years ended December 31, 1995 and 1994, the Company purchased signs totaling $1,683,000 and $491,000, respectively, from a company in which two officers who are also stockholders of the Company held a majority interest prior to January 1, 1996.

The Company paid $260,000, $650,000 and$598,000 in legal fees for the fiscal years ended January 5, 1997 and December 31, 1995 and 1994, respectively, to a law firm of which one of the Company's directors is a member.

                              Movie Gallery, Inc.

10.  Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                          Fourteen Weeks
                                                Thirteen Weeks Ended           Ended
                                         -----------------------------------------------
                                          March 31    June 30  September 29  January 5
                                            1996       1996       1996         1997
                                         -----------------------------------------------

Revenue                                  $ 62,500    $ 60,305    $ 61,728     $ 69,862
Operating income (loss)                     9,475      (3,100)     (5,804)       7,660
Pro forma net income (loss)                 5,160      (2,762)     (4,487)       3,695
Pro forma net income per share                .39        (.21)       (.33)         .28

                                                           Quarter Ended
                                         ------------------------------------------------
                                          March 31   June 30    September 30  December 31
                                            1995       1995        1995          1995
                                         ------------------------------------------------

Revenue                                  $ 28,270    $ 30,494     $ 40,373    $  50,064
Operating income                            4,883       4,596        6,253        7,104
Pro forma net income                        2,842       2,980        3,681        3,934
Pro forma net income per share                .28         .24          .28          .30



                                               Index to Exhibits


Exhibit No.  Description

    10.1     1994 Stock Option Plan, as amended and
             forms of Stock Option Agreement

    10.9     Agreement dated March 13, 1997 between
             Sight & Sound Distributors, Inc. and Movie Gallery, Inc. (portions have been omitted purusant to a request for confidential treatment)

    10.12 Consulting Agreement between William B. Snow and M.G.A., Inc. dated December 12, 1996

    11       Computation of Earnings Per Share

    21       List of Subsidiaries

    23       Consent of Ernst & Young LLP

    27       Financial Data Schedule