Form 10-Q
period 1997-04-06
MOVIE GALLERY INC
filed 1997-05-21
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 6, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ___________ TO _________


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


           YES     X                             NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,420,791 shares of Common Stock as of May 14, 1997.



The exhibit index to this report appears at page 11 of 13 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - April 6, 1997 and January 5, 1997................1

Consolidated Statements of Income - Thirteen weeks ended
April 6, 1997 and March 31, 1996...............................................2

Consolidated Statements of Cash Flows - Thirteen weeks ended
April 6, 1997 and March 31, 1996...............................................3

Notes to Consolidated Financial Statements - April 6, 1997.....................4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition..........................................7


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                April 6    January 5
                                                                 1997        1997
                                                               --------    ---------
                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                   $  4,972    $  3,982
   Recoverable income tax                                           393         224
   Merchandise inventory                                         11,078      10,737
   Store supplies and other                                       3,746       3,885
   Deferred income taxes                                            785         913
                                                               --------    --------
Total current assets                                             20,974      19,741

Videocassette rental inventory, net                              92,182      89,929
Property, furnishings and equipment, net                         51,941      50,196
Deferred charges, net                                            10,560      11,151
Excess of cost over net assets acquired, net                     86,637      87,822
Deposits and other assets                                         2,529       2,738
                                                               --------    --------
Total assets                                                   $264,823    $261,577
                                                               ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $ 22,525    $ 24,321
   Accrued liabilities                                            7,651       7,622
   Current portion of long-term debt                                376         374
                                                               --------    --------
Total current liabilities                                        30,552      32,317

Long-term debt                                                   69,802      67,883
Other accrued liabilities                                         2,425       2,425
Deferred income taxes                                            13,324      12,228

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
    authorized, no shares issued and outstanding                   --          --
   Common stock, $.001 par value; 30,000,000
    shares authorized, 13,420,791 shares issued
    and outstanding                                                  13          13
   Additional paid-in capital                                   131,686     131,686
   Retained earnings                                             17,021      15,025
                                                               --------    --------
Total stockholders' equity                                      148,720     146,724
                                                               --------    --------
Total liabilities and stockholders' equity                     $264,823    $261,577
                                                               ========    ========

See accompanying notes.


                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                         Thirteen weeks ended
                                                        April 6       March 31
                                                          1997          1996
                                                      ----------    -----------

Revenues:
   Rentals                                           $    55,583    $    54,376
   Product sales                                          10,095          8,124
                                                     -----------    -----------
                                                          65,678         62,500

Operating costs and expenses:
   Store operating expenses                               33,154         29,379
   Amortization of videocassette rental inventory         16,283         12,098
   Amortization of intangibles                             1,774          1,626
   Cost of sales                                           5,705          4,821
   General and administrative                              4,046          5,101
                                                     -----------    -----------
Operating income                                           4,716          9,475
Interest expense, net                                     (1,496)        (1,176)
                                                     -----------    -----------
Income before income taxes                                 3,220          8,299
Income taxes                                               1,224          3,218
                                                     -----------    -----------
Net income                                           $     1,996    $     5,081
                                                     ===========    ===========
Net income per share                                 $       .15    $       .39
                                                     ===========    ===========

Pro forma net income per share:
Income before income taxes                                          $     8,299
Pro forma income taxes                                                    3,139
                                                                    -----------
Pro forma net income                                                $     5,160
                                                                    ===========
Pro forma net income per share                                      $       .39
                                                                    ===========
Weighted average shares outstanding                   13,420,791     13,104,857
                                                     ===========    ===========

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                          Thirteen Weeks Ended
                                                          April 6     March 31
                                                            1997         1996
                                                         ----------------------
Operating activities
Net income                                                $  1,996    $  5,081
Adjustments to reconcile net income to  net cash
  provided by operating activities:
   Depreciation and amortization                            20,605      15,669
   Deferred income taxes                                     1,224       2,675
Changes in operating assets and liabilities:
   Recoverable income tax                                     (169)        355
   Merchandise inventory                                      (341)      2,453
   Other current assets                                        139         107
   Deposits and other assets                                   209        (548)
   Accounts payable                                         (1,796)     (5,560)
   Accrued liabilities                                          29         193
                                                          --------    --------
Net cash provided by operating activities                   21,896      20,425

Investing activities
Business acquisitions                                         --        (5,166)
Purchases of videocassette rental inventory, net           (18,536)    (19,040)
Purchases of property, furnishings and equipment            (4,291)     (5,193)
                                                          --------    --------
Net cash used in investing activities                      (22,827)    (29,399)

Financing activities
Net proceeds from issuance of common stock                    --            24
Net proceeds from issuance of notes payable                   --         6,848
Proceeds from issuance of  long-term debt                    2,000       2,986
Principal payments on long-term debt                           (79)     (5,688)
                                                          --------    --------
Net cash provided by financing activities                    1,921       4,170
                                                          --------    --------
Increase (decrease) in cash and cash equivalents               990      (4,804)
Cash and cash equivalents at beginning of period             3,982       6,255
                                                          --------    --------
Cash and cash equivalents at end of period                $  4,972    $  1,451
                                                          ========    ========

See accompanying notes.


                               Movie Gallery, Inc.


             Notes to Consolidated Financial Statements (Unaudited)

                                  April 6, 1997


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 6, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended January 4, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 5, 1997.

The Company's historical financial statements for all periods presented have been restated to include the results of operations of Home Vision Entertainment, Inc. and Hollywood Video, Inc. (see note 5).


2.  Videocassette Rental Inventory

Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, videocassettes considered to be base stock are amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes are amortized as follows: (i) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5 which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales; and
(ii) copies one through three of each title per store are amortized as base stock. Management believes the new method results in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by its primary competitors.

The new method of amortization was applied to all inventory held at April 1, 1996. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle.


3.  Provision for Business Restructuring

During the third quarter of 1996 the Company began and completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15 percent. Management concluded that certain stores were under-performing and it was not prudent to continue to operate these locations. These store closings are not concentrated in a particular geographic area. The principal factors considered in identifying stores for closure included: (i) whether a store generated sufficient cash flow at the store level to provide an acceptable return on current investment; (ii) whether the latest sales trends indicated a likely improvement in the historical store results; (iii) whether the current or future

                               Movie Gallery, Inc.

3.  Provision for Business Restructuring (continued)

competitive climate had made sales improvements less likely; and (iv) whether a store's performance warranted lease renewal where the lease was scheduled to expire within the next year.

This  analysis   resulted  in  the  Company  recording  a  $9.6  million  pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge include approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs (see below). In some situations, the timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. The lease commitments associated with the closing stores will be retired entirely or materially diminished by one of three methods: (i) through the normal expiration of the lease within the next year; (ii) through the subletting of the property to another entity; or (iii) through a negotiated lease buyout with the individual landlord. The store closures are expected to be completed by the end of fiscal year 1997. Approximately $1.2 million of restructuring costs were paid and charged against the liability as of April 6, 1997. The stores identified for closure had revenues and operating losses of approximately $628,000 and $175,000, respectively, for the thirteen weeks ended April 6, 1997, and $1,819,000 and $246,000, respectively, for the thirteen weeks ended March 31, 1996. Results for the first quarter of 1996 include all stores identified for closure under the restructuring plan while results for the first quarter of 1997 include only those stores under the plan which had not been closed as of the beginning of the quarter.

In conjunction with the business restructuring, an estimated $4.2 million impairment loss was incurred for those stores identified to close where projected operating performance indicated an impairment. This impairment loss related primarily to the write-off of leasehold improvements, fixtures and intangible assets and a valuation allowance for videocassette rental inventory.


4.  Financing Obligations

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured, provides borrowings for up to $125 million and replaced the Company's previously existing line of credit agreement.

The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At April 6, 1997, $69 million was outstanding and approximately $9.6 million of the $125 million commitment was available for borrowing under the Facility.

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

5.  Acquisitions (continued)

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

6.  Pro Forma Earnings Per Share

Pro forma income taxes reflect income tax expense which would have been recognized by the Company as a C corporation if the acquisition of Hollywood Video had been consummated prior to January 1, 1996. Hollywood Video's historical operating results do not include any provision for income taxes as Hollywood Video was taxed as an S corporation for all periods prior to the merger.

7.    Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement, effective for the final quarter of the fiscal year ending January 4, 1998, will require the Company to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting the pronouncement has not been determined, however, the Company believes it will not have a material impact on its primary or fully diluted earnings per share.

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


                                                  Thirteen weeks ended
                                         ------------------------------------------
                                          April 6         March 31        Increase
                                           1997             1996         (Decrease)
                                         --------         --------       ----------
Revenues:
   Rentals                                84.6%             87.0%            (2.4)%
   Product sales                          15.4              13.0              2.4
                                         -----             -----           ------
                                         100.0             100.0               --
Operating costs and expenses:
   Store operating expenses               50.5              47.0              3.5
   Amortization of rental inventory       24.8              19.4              5.4
   Amortization of intangibles             2.7               2.6              0.1
   Cost of sales                           8.7               7.7              1.0
   General and administrative              6.1               8.1             (2.0)
                                         -----             -----           ------
Total                                     92.8              84.8              8.0
                                         -----             -----           ------
Operating income                           7.2              15.2             (8.0)
Interest expense, net                     (2.3)             (1.9)            (0.4)
                                         -----             -----           ------
Income before income taxes                 4.9              13.3             (8.4)
Income taxes                               1.9               5.0             (3.1)
                                         -----             -----           ------
Net income                                 3.0%              8.3%            (5.3)%
                                         =====             =====           ======

Number of stores open at end of period     861               801               60
                                         =====             =====           ======


The results of operations for the periods presented include the combined results of the Company, Home Vision Entertainment, Inc. and Hollywood Video, Inc., acquisitions consummated on July 1, 1996 and accounted for as poolings-of-interests. For the thirteen weeks ended April 6, 1997, revenues were $65.7 million, an increase of 5.1% over the comparable period in 1996. The increase was a result primarily of an increase in the number of stores operated by the Company, partially offset by a decrease in same-store revenues of 5.7% for the first quarter at stores operated by the Company for at least 13 months. The same-store revenue decrease for the first quarter was primarily the result of: (i) a significant level of competitive openings over the past year in the Company's urban locations; (ii) unseasonably warm weather within most of the Company's store base; and (iii) a higher-than-expected level of product sales relative to rental revenue.

Product sales as a percentage of total revenue for the thirteen weeks ended April 6, 1997 were 15.4%, an increase from 13.0% for the comparable period in 1996. This increase was primarily the result of both a general effort by the Company to increase the sale of previously viewed videocassettes and multiple promotional programs during the quarter that targeted the sale of hit sell-thru titles.

                              Movie Gallery, Inc.


          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues to 50.5% for the thirteen weeks ended April 6, 1997 from 47.0% for the comparable period in 1996. The increase in store operating expenses as a percentage of revenues was primarily due to the shortfall in same-store revenues described above. Store operating expenses were also negatively impacted by an increase in rent and other expenses in connection with the integration of developed stores into the Company's store base.

For the first quarter of 1997, amortization of videocassette rental inventory increased as a percentage of revenue to 24.8% from 19.4% for the comparable period in 1996. During the second quarter of 1996, the Company adopted a new policy for amortizing videocassette rental inventory which has the effect of accelerating the Company's rate of amortization of its inventory.

Cost of sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 59.3% for the thirteen weeks ended March 31, 1996 to 56.5% for the thirteen weeks ended April 6, 1997. The increase in product sales gross margins resulted primarily from an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories.

General and administrative expenses as a percentage of revenue decreased to 6.1% for the thirteen weeks ended April 6, 1997 versus 8.1% for the comparable period in 1996. The decrease was primarily due to operating efficiencies attained through a larger revenue base as well as the third quarter 1996 restructuring plan, which included the reduction of the corporate staff by approximately 15%.

Net interest expense as a percentage of revenues increased to 2.3% for the first quarter of 1997 from 1.9% for the first quarter of 1996. The increase was due to the increased amount of debt financing that has been used to fund the Company's growth in the past year.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, relocation of existing stores, and the continued upgrading and installation of the Company's point-of-sale and management information systems. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public offerings, loans under revolving credit facilities and seller financing.

During the first quarter of 1997, the Company generated $6.8 million in Adjusted EBITDA versus $6.1 million for the first quarter of 1996. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges and less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for the first quarter of 1997 is $424,000 associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of

                               Movie Gallery, Inc.


          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

Net cash provided by operating activities was $21.9 million for the thirteen weeks ended April 6, 1997 as compared to $20.4 million for the comparable period in 1996. The increase was primarily due to a relatively smaller decrease in accounts payable from fiscal year end 1996 to the end of the first quarter versus the comparable period in fiscal 1996, as well as an increase in net income before depreciation and amortization for the first quarter of 1997 versus the first quarter of 1996. The impact of the above changes was offset partially by a slight net increase in merchandise inventory during the first quarter of 1997 versus a large decrease in merchandise inventory for the first quarter of 1996.

Net cash used in investing activities was $22.8 million for the first quarter of 1997 as compared to $29.4 million for the first quarter of 1996, primarily as a result of the lack of acquisition activity during the first quarter of 1997. The Company expended $5.2 million for acquisitions in the first quarter of 1996.

Net cash provided by financing activities decreased from $4.2 million in the first quarter of 1996 to $1.9 million for the comparable period in 1997. This decrease was primarily the result of a diminished level of debt financing activity during the first thirteen weeks of 1997 versus the comparable period in 1996.

The Company grows its store base through internally developed and acquired stores and requires capital in excess of internally generated cash flow to achieve its desired growth. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, or alternative financing arrangements such as funds raised in public or private debt or equity offerings. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At April 6, 1997, the Company had a working capital deficit of $9.6 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1997, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program (which was temporarily suspended in the latter half of 1996), to provide funds in the event that the Company's need for funds is

                               Movie Gallery, Inc.


          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


greater than expected, if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include competitive factors and weather conditions within the Company's geographic markets, adequate product availability from Hollywood, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 5, 1997.

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

       a)  Exhibits
                11  Computation of Earnings Per Share
                27  Financial Data Schedule

       b)  Reports on Form 8-K
                None.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Movie Gallery, Inc.
                                                (Registrant)



Date:    May 21, 1997                /s/ J. Steven Roy
                                     ____________________________________
                                     J. Steven Roy, Senior Vice President
                                     and Chief Financial Officer