Form 10-Q
period 1997-07-06
MOVIE GALLERY INC
filed 1997-08-20
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 6, 1997 OR
[  ] TRANSITION   REPORT   PURSUANT  TO  SECTION  13  OR  15 (d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ___________ TO __________



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

              YES     X                             NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,418,885 shares of Common Stock as of August 11, 1997.

The exhibit index to this report appears at page 12 of 15 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - July 6, 1997 and January 5, 1997.................1

Consolidated Statements of Operations - Thirteen weeks ended
July 6, 1997 and June 30, 1996; Twenty-six weeks ended
July 6, 1997 and June 30, 1996.................................................2

Consolidated Statements of Cash Flows - Twenty-six weeks ended
July 6, 1997 and June 30, 1996.................................................3

Notes to Consolidated Financial Statements - July 6, 1997......................4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition..........................................7

Part II.  Other Information

Item 1.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12



                              Movie Gallery, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                             July 6    January 5
                                                              1997       1997
                                                          -----------------------
                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                $  1,050    $  3,982
   Merchandise inventory                                      10,296      10,737
   Store supplies and other                                    4,514       4,109
   Deferred income taxes                                         827         913
                                                            --------    --------
Total current assets                                          16,687      19,741

Videocassette rental inventory, net                           93,553      89,929
Property, furnishings and equipment, net                      53,008      50,196
Deferred charges, net                                          9,988      11,151
Excess of cost over net assets acquired, net                  85,711      87,822
Deposits and other assets                                      2,482       2,738
                                                            --------    --------
Total assets                                                $261,429    $261,577
                                                            ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $ 18,032    $ 24,321
   Accrued liabilities                                         8,747       7,622
   Current portion of long-term debt                             372         374
                                                            --------    --------
Total current liabilities                                     27,151      32,317

Long-term debt                                                71,756      67,883
Other accrued liabilities                                      2,215       2,425
Deferred income taxes                                         12,790      12,228

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued and outstanding             --          --
   Common stock, $.001 par value; 30,000,000
       shares authorized, 13,418,885 and 13,420,791
       shares issued and outstanding, respectively                13          13
   Additional paid-in capital                                131,686     131,686
   Retained earnings                                          15,818      15,025
                                                            --------    --------
Total stockholders' equity                                   147,517     146,724
                                                            --------    --------
Total liabilities and stockholders' equity                  $261,429    $261,577
                                                            ========    ========

See accompanying notes.




                                Movie Gallery, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                        Thirteen weeks ended        Twenty-six weeks ended
                                                                      July 6          June 30      July 6           June 30
                                                                       1997             1996        1997             1996
                                                                    --------------------------------------------------------
Revenues:
   Rentals                                                         $   52,045      $   52,254     $  107,628     $  106,630
   Product sales                                                        9,283           8,051         19,378         16,175
                                                                   ----------      ----------     ----------     ----------
                                                                       61,328          60,305        127,006        122,805

Operating costs and expenses:
   Store operating expenses                                            32,860          30,790         66,014         60,169
   Amortization of videocassette rental inventory                      17,293          20,904         33,576         33,002
   Amortization of intangibles                                          1,762           1,725          3,536          3,351
   Cost of sales                                                        5,561           4,995         11,266          9,816
   General and administrative                                           4,085           4,991          8,131         10,092
                                                                   ----------      ----------     ----------     ----------
Operating income (loss)                                                  (233)         (3,100)         4,483          6,375
Interest expense, net                                                  (1,546)         (1,325)        (3,042)        (2,501)
                                                                   ----------      ----------     ----------     ----------
Income (loss) before income taxes                                      (1,779)         (4,425)         1,441          3,874
Income taxes                                                             (576)         (1,367)           648          1,851
                                                                   ----------      ----------     ----------     ----------
Net income (loss)                                                  $   (1,203)     $   (3,058)    $      793     $    2,023
                                                                   ==========      ==========     ==========     ==========
Net income (loss) per share                                        $     (.09)     $     (.23)    $      .06     $      .15
                                                                   ==========      ==========     ==========     ==========

Pro forma net income (loss) per share:
Income (loss) before income taxes                                                  $   (4,425)                   $    3,874
Pro forma income taxes                                                                 (1,663)                        1,476
                                                                                   ----------                    ----------
Pro forma net income (loss)                                                        $   (2,762)                   $    2,398
                                                                                   ==========                    ==========
Pro forma net income (loss) per share                                              $     (.21)                   $      .18
                                                                                   ==========                    ==========
Weighted average shares outstanding                                13,420,163      13,468,700     13,420,475     13,287,784
                                                                   ==========      ===========    ==========     ==========

See accompanying notes.



                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                      Twenty-six weeks ended
                                                     July 6           June 30
                                                      1997              1996
                                                  ------------------------------
Operating activities
Net income                                         $    793         $  2,023
Adjustments to reconcile net income to  net cash
  provided by operating activities:
   Depreciation and amortization                     42,399           40,462
   Deferred income taxes                                648            1,632
Changes in operating assets and liabilities:
   Merchandise inventory                                272              436
   Other current assets                                (405)             352
   Deposits and other assets                            256              398
   Accounts payable                                  (6,289)            (908)
   Accrued liabilities                                  915            1,081
                                                   --------         --------
Net cash provided by operating activities            38,589           45,476

Investing activities
Business acquisitions                                  (262)          (7,630)
Purchases of videocassette rental inventory, net    (37,031)         (37,560)
Purchases of property, furnishings and equipment     (8,099)         (10,067)
                                                   --------         --------
Net cash used in investing activities               (45,392)         (55,257)

Financing activities
Net proceeds from issuance of common stock             --                524
Net proceeds from issuance of notes payable            --             10,548
Proceeds from issuance of  long-term debt             4,000            5,938
Principal payments on long-term debt                   (129)          (6,891)
                                                   --------         --------
Net cash provided by financing activities             3,871           10,119
                                                   --------         --------
Increase (decrease) in cash and cash equivalents     (2,932)             338
Cash and cash equivalents at beginning of period      3,982            6,255
                                                   --------         --------
Cash and cash equivalents at end of period         $  1,050         $  6,593
                                                   ========         ========

See accompanying notes.

                              Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 6, 1997



1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 6, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 4, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 5, 1997.

The Company's historical financial statements for all periods presented have been restated to include the results of operations of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), acquisitions consummated on July 1, 1996 and accounted for as poolings-of-interests.

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

The new method of amortization was applied to all inventory held at April 1, 1996. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense and cost of sales for the quarter ended June 30, 1996 by approximately $7.7 million and reduced net income and earnings per share by $4.7 million and $0.36, respectively.

                              Movie Gallery, Inc.

                                  July 6, 1997



3.  Provision for Business Restructuring

During the third quarter of 1996 the Company completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 of its stores. This analysis resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. The store closures are expected to be completed by the end of fiscal year 1997. Approximately $1.4 million of restructuring costs were paid and charged against the liability as of July 6, 1997. The stores identified for closure had revenues and operating losses of approximately $361,000 and $57,000, respectively, for the thirteen weeks ended July 6, 1997; $989,000 and $232,000, respectively, for the twenty-six weeks ended July 6, 1997; $1,634,000 and $642,000, respectively, for the thirteen weeks ended June 30, 1996; and $3,453,000 and $888,000, respectively, for the twenty-six weeks ended June 30, 1996. Results for 1996 include all stores identified for closure under the restructuring plan while results for 1997 include only those stores under the plan which had not been closed as of the beginning of the period.

4.  Financing Obligations

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured, originally provided borrowings for up to $125 million and replaced the Company's previously existing line of credit agreement. During 1997, the Company voluntarily reduced the commitment to $90 million.

The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At July 6, 1997, $71.0 million was outstanding and approximately $5.6 million was available for borrowing under the Facility.

5.  Pro Forma Earnings Per Share

Pro forma income taxes reflect income tax expense which would have been recognized by the Company as a C corporation if the 1996 acquisition of Hollywood Video had been consummated prior to January 1, 1996. Hollywood Video's historical operating results do not include any provision for income taxes as Hollywood Video was taxed as an S corporation for all periods prior to the merger.

                              Movie Gallery, Inc.

                                  July 6, 1997

6.  Recently Issued Accounting Standard

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

7.  Contingencies

The Company is currently engaged in litigation proceedings with certain former shareholders of Home Vision in connection with the merger of the Company and Home Vision in July 1996. These shareholders seek damages in excess of $7.5 million plus costs. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend such claims.

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


                                                Thirteen weeks ended                   Twenty-six weeks ended
                                          ---------------------------------------------------------------------------
                                           July 6      June 30     Increase         July 6       June 30    Increase
                                            1997         1996     (Decrease)         1997          1996    (Decrease)
                                          ----------------------------------     ------------------------------------
Revenues:
 Rentals                                    84.9%         86.6%       (1.7)%         84.7%        86.8%       (2.1)%
 Product Sales                              15.1          13.4         1.7           15.3         13.2         2.1
                                           ------        ------      ------         ------       ------      ------
                                           100.0         100.0         -            100.0        100.0         -
Operating costs and expenses:
 Store operating expenses                   53.6          51.0         2.6           52.0         49.0         3.0
 Amortization of rental inventory           28.2          34.7        (6.5)          26.4         26.9        (0.5)
 Amortization of intangibles                 2.9           2.8         0.1            2.8          2.7         0.1
 Cost of sales                               9.0           8.3         0.7            8.9          8.0         0.9
 General and administrative                  6.7           8.3        (1.6)           6.4          8.2        (1.8)
                                           ------        ------      ------         ------       ------      ------
Total                                      100.4         105.1        (4.7)          96.5         94.8         1.7
                                           ------        ------      ------         ------       ------      ------
Operating income (loss)                     (0.4)         (5.1)        4.7            3.5          5.2        (1.7)
Interest expense, net                       (2.5)         (2.2)       (0.3)          (2.4)        (2.0)       (0.4)
                                           ------        ------      ------         ------       ------      ------
                                            (2.9)         (7.3)        4.4            1.1          3.2        (2.1)
Income Taxes                                (0.9)         (2.7)       (1.8)           0.5          1.2        (0.7)
                                           ------        ------      ------         ------       ------      ------
Net income (loss)                           (2.0)%        (4.6)%       2.6%           0.6%         2.0%       (1.4)%
                                           ======        ======      ======         ======       ======      ======

Number of Stores open at end of period       862           859           3            862          859           3
                                           ======        ======      ======         ======       ======      ======


The results of operations for all periods presented include the combined results of the Company, Home Vision and Hollywood Video. The acquisitions of Home Vision and Hollywood Video were both consummated on July 1, 1996 and accounted for as poolings-of-interests. For the thirteen weeks and twenty-six weeks ended July 6, 1997, revenues were $61.3 million and $127.0 million, respectively, increases of 1.7% and 3.4% over the same periods in 1996. The increases were primarily a result of an increase in the number of stores operated by the Company as well as the net positive effect of new store additions offset by the Company's store closings that resulted from a third quarter 1996 corporate restructuring. The increases were partially offset by a decrease in same store revenues of 2.1% for the second quarter and 3.9% year-to-date at stores operated by the Company for at least 13 months. The same store revenue decrease for the second quarter is primarily the result of: (i) a significant level of competitive openings over the past year in the Company's more urban locations; (ii) the Company's decision to implement aggressive promotional responses in certain competitive markets to preserve and build market share; and (iii) a continuation of overall industry softness that began in the first quarter, which resulted from a lack of strong new release titles during that period.

Product sales as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 6, 1997 were 15.1% and 15.3%, respectively, increases from 13.4% and 13.2% for the comparable periods in 1996. This change is primarily the result of a general increased effort by the Company to sell previously viewed videocassettes as well as general softness in the rental market due to the factors discussed above.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition (continued)


Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues to 53.6% for the thirteen weeks ended July 6, 1997 from 51.0% for the comparable fiscal period in 1996. For the twenty-six weeks ended July 6, 1997, store operating expenses as a percentage of revenue was 52.0%, an increase from 49.0% for the comparable period in 1996. The increase in store operating expenses as a percentage of revenues is primarily due to the shortfall in revenue resulting from negative same-store revenues. Store operating expenses were also negatively impacted by increases in both fixed asset depreciation and rent and other expenses in connection with the normal renewal of leases in existing stores as well as the integration of developed stores into the Company's store base.

During the second quarter of fiscal year 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). The new amortization policy has the effect of accelerating the Company's rate of amortization of its inventory. The application of the new amortization policy, accounted for as a change in accounting estimate effected by a change in accounting principle, resulted in a one-time increase in amortization of videocassette rental inventory by $7.7 million during the second quarter of 1996. Net of the approximately $7.7 million charge discussed above, videocassette amortization expense as a percentage of revenue under the new method was approximately 22.0% for the thirteen weeks ended June 30, 1996 and 20.6% for the twenty-six weeks ended June 30, 1996. For the second quarter and the year-to-date 1997 periods, amortization of videocassette rental inventory increased as a percentage of revenue to 28.2% and 26.4%, respectively. The increase in amortization of videocassette rental inventory as a percentage of revenue is primarily the result of (i) higher overall videocassette rental inventory purchasing levels, which are based on revenue projections that were in excess of actual results achieved and (ii) an effort on the Company's part to buy top new release titles in more volume in order to satisfy customer demand. Such increased new release title purchases had the effect of increasing videocassette amortization expense due to the policy's accelerated amortization of copies four and above of any title within a given store.

Cost of sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 62.0% for the thirteen weeks ended June 30, 1996 to 59.9% for the thirteen weeks ended July 6, 1997. For the twenty-six weeks ended July 6, 1997, cost of sales as a percentage of revenue from product sales was 58.1%, a decrease from 60.7% for the comparable period in 1996. The increase in product sales gross margins resulted primarily from (i) an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of sales and generally generates higher margins than other product categories, and (ii) higher margins on sell-through products introduced within the last year.

General and administrative expenses as a percentage of revenue decreased to 6.7% for the thirteen weeks ended July 6, 1997 versus 8.3% for the comparable period in 1996. For the twenty-six weeks ended July 6, 1997, general and administrative expenses as a percentage of revenue was 6.4%, a decrease from 8.2% for the comparable period in 1996. The decrease is primarily due to the efficiencies gained from the leveraging of overhead associated with acquisition activity in 1996, in particular the acquisitions of Home Vision and Hollywood Video, and a reduction in corporate overhead over the past year.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition (continued)



Net interest expense as a percentage of revenue increased to 2.5% for the second quarter of 1997 from 2.2% for the thirteen weeks ended June 30, 1996. For the fiscal year-to-date period ended July 6, 1997, net interest expense as a percentage of revenue increased to 2.4% from 2.0% for the comparable period in 1996. The increase for these periods is due to the increased amount of debt financing that has been used to fund the Company's growth during the first half of 1996.

The Company's income tax provision as a percentage of net income for the twenty-six weeks ended July 6, 1997 was 45.0%. The difference between the Company's effective rate and the blended federal and state statutory rate of 38.0% is due to the non-deductibility of certain goodwill associated with past tax-free acquisitions made by the Company.

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

During the twenty-six weeks ended July 6, 1997, the Company generated approximately $9.9 million in Adjusted EBITDA versus approximately $9.3 million for the comparable period in 1996, an increase of approximately 6.5%. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges and less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for the twenty-six weeks ended July 6, 1997 is approximately $775,000 associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

Net cash provided by operating activities was $38.6 million for the twenty-six weeks ended July 6, 1997 as compared to $45.5 million for the comparable period of 1996. The decrease was primarily due to lower net income and a substantial decrease in accounts payable partially offset by increased depreciation and amortization expense.

                              Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition (continued)


Net cash used in investing activities was $45.4 million for the twenty-six weeks ended July 6, 1997 as compared to $55.3 million for the comparable period in 1996, primarily as a result of a decrease in the total cash expended both for stores acquired and for property, furnishings and equipment.

Net cash provided by financing activities decreased from $10.1 million in the first and second quarters of 1996 to $3.9 million in the comparable period in 1997. This decrease was primarily the result of a diminished level of acquisition activity discussed above.

During Fiscal 1996, the Company replaced its existing $60 million revolving credit facility with a $125 million reducing revolving credit facility (the "Facility"). The Facility has a maturity date of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The Facility has covenants that restrict borrowing based upon cash flow levels. During 1997, the Company voluntarily reduced the commitment to $90 million. At July 6, 1997, $71.0 million was outstanding under the Facility with additional availability of approximately $5.6 million.

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

At July 6, 1997, the Company had a working capital deficit of $10.5 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1997, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program (which was temporarily suspended in the latter half of 1996), to provide funds in the event that the Company's need for funds is greater than expected, if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

In June 1997, certain former shareholders of Home Vision Entertainment, Inc. (the "Home Vision Shareholders") filed a complaint against the Company in the
U. S. District Court for the District of Maine. According to the complaint, the Home Vision Shareholders have asserted a claim for breach of contract in connection with the merger of the Company and Home Vision in July 1996. These shareholders seek damages in excess of $7.5 million plus costs. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend such claims.

In June 1997, the Company filed a complaint against certain former shareholders of Home Vision in the Circuit Court of Houston County, Alabama. The complaint alleges breach of contract and fraud in connection with the aforesaid merger. Movie Gallery seeks compensatory and punitive damages.

Investors are cautioned that due to the inherent uncertainties involved in litigation, the foregoing forward-looking statements concerning Movie Gallery's belief with respect to the merits of the Home Vision shareholders' complaint and its intentions with respect thereto could differ materially from actual results.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 13, 1997. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The six nominees proposed by the Board of Directors were elected as directors by the following votes:

        Name                           For                    Withheld
---------------------               ----------                --------
Joe Thomas Malugen                  11,913,004                 133,332
H. Harrison Parrish                 11,913,704                 132,632
William B. Snow                     11,913,839                 132,497
Sanford C. Sigoloff                 11,913,504                 132,832
Phillip B. Smith                    11,914,139                 132,197
Joseph F. Troy                      11,914,139                 132,197

2. A proposal to amend the Company's 1994 Stock Plan, as amended, to increase the number of shares available for grant from 1,750,000 to 2,250,000 was approved by a vote of 9,416,077 for versus 2,594,573 against. There were 7,475 abstentions and 28,211 broker non-votes.

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


                                           Movie Gallery, Inc.
                                              (Registrant)



 Date: August 20, 1997                     /s/ J. Steven Roy
                                           ------------------------------------
                                           J. Steven Roy, Senior Vice President
                                           and Chief Financial Officer