Form 10-Q
period 1997-10-05
MOVIE GALLERY INC
filed 1997-11-19
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 5, 1997 OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ________ TO __________



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


               YES     X                             NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,418,885 shares of Common Stock as of November 10,1997.





_______________________________________________________________________________

The exhibit index to this report appears at page 11 of 11 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - October 5, 1997 and January 5, 1997.............1

Consolidated Statements of Operations - Thirteen weeks ended
October 5, 1997 and September 29, 1996; Thirty-nine weeks ended
October 5, 1997 and September 29, 1996........................................2

Consolidated Statements of Cash Flows - Thirty-nine weeks ended
October 5, 1997 and September 29, 1996........................................3

Notes to Consolidated Financial Statements - October 5, 1997..................4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition.........................................7

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................11


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                           October 5   January 5
                                                              1997       1997
                                                           --------    ---------
                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $  1,137     $  3,982
   Merchandise inventory                                     13,409       10,737
   Store supplies and other                                   4,513        4,109
   Deferred income taxes                                        794          913
                                                           --------     --------
Total current assets                                         19,853       19,741

Videocassette rental inventory, net                          94,250       89,929
Property, furnishings and equipment, net                     52,727       50,196
Deferred charges, net                                         9,438       11,151
Excess of cost over net assets acquired, net                 84,522       87,822
Deposits and other assets                                     2,241        2,738
                                                           --------     --------
Total assets                                               $263,031     $261,577
                                                           ========     ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                        $ 22,334     $ 24,321
   Accrued liabilities                                        7,538        7,622
   Current portion of long-term debt                            372          374
                                                           --------     --------
Total current liabilities                                    30,244       32,317

Long-term debt                                               73,105       67,883
Other accrued liabilities                                     1,899        2,425
Deferred income taxes                                        11,935       12,228

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued and outstanding              --           --
   Common stock, $.001 par value; 30,000,000
       shares authorized, 13,418,885 and 13,420,791
       shares issued and outstanding, respectively               13           13
   Additional paid-in capital                               131,686      131,686
   Retained earnings                                         14,149       15,025
                                                           --------     --------
Total stockholders' equity                                  145,848      146,724
                                                           --------     --------
Total liabilities and stockholders' equity                 $263,031     $261,577
                                                           ========     ========

See accompanying notes.


                               Movie Gallery, Inc.

                       Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                               Thirteen weeks ended          Thirty-nine weeks ended
                                                            October 5    September 29      October 5     September 29
                                                              1997            1996          1997             1996
                                                           ---------------------------------------------------------
Revenues:
   Rentals                                                 $   53,776     $   54,009      $  161,404      $  160,639
   Product sales                                                8,784          7,719          28,162          23,894
                                                           ----------     ----------      ----------      ----------
                                                               62,560         61,728         189,566         184,533

Operating costs and expenses:
   Store operating expenses                                    33,939         31,371          99,953          91,540
   Amortization of videocassette rental inventory              17,593         14,836          51,169          47,838
   Amortization of intangibles                                  1,739          1,781           5,275           5,132
   Cost of sales                                                5,762          4,520          17,028          14,336
   General and administrative                                   4,428          5,429          12,559          15,521
   Restructuring and other charges                                 --          9,595              --           9,595
                                                           ----------     ----------      ----------      ----------
Operating income (loss)                                          (901)        (5,804)          3,582             571
Interest expense, net                                          (1,590)        (1,440)         (4,632)         (3,941)
                                                           ----------     ----------      ----------      ----------
Loss before income taxes                                       (2,491)        (7,244)         (1,050)         (3,370)
Income taxes                                                     (822)        (3,007)           (174)         (1,156)
                                                           ----------     ----------      ----------      ----------
Net loss                                                   $   (1,669)    $   (4,237)     $     (876)     $   (2,214)
                                                           ==========     ==========      ==========      ==========
Net loss per share                                         $     (.12)    $     (.32)     $     (.07)     $     (.17)
                                                           ==========     ==========      ==========      ==========

Pro forma net loss per share:
Loss before income taxes                                                  $   (7,244)                     $   (3,370)
Pro forma income taxes                                                        (2,757)                         (1,281)
                                                                          ----------                      ----------
Pro forma net  loss                                                       $   (4,487)                     $   (2,089)
                                                                          ==========                      ==========
Pro forma net loss per share                                              $     (.33)                     $    (0.16)
                                                                          ==========                      ==========
Weighted average shares outstanding                        13,418,885     13,422,534      13,419,939      13,350,124
                                                           ==========     ==========      ==========      ==========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                    Thirty-nine weeks ended
                                                   October 5   September 29
                                                     1997          1996
                                                  -------------------------
Operating activities
Net loss                                           $   (876)     $ (2,214)
Adjustments to reconcile net loss to  net cash
  provided by operating activities:
   Depreciation and amortization                     64,601        59,367
   Deferred income taxes                               (174)       (1,375)
   Restructuring and other charges                       --         9,595
Changes in operating assets and liabilities:
   Merchandise inventory                             (3,091)          471
   Other current assets                                (404)         (148)
   Deposits and other assets                            497          (733)
   Accounts payable                                  (1,987)        2,928
   Accrued liabilities                                 (610)       (7,741)
                                                   --------      --------
Net cash provided by operating activities            57,956        60,150

Investing activities
Business acquisitions                                  (262)       (8,537)
Purchases of videocassette rental inventory, net    (55,071)      (55,690)
Purchases of property, furnishings and equipment    (10,688)      (14,508)
                                                   --------      --------
Net cash used in investing activities               (66,021)      (78,735)

Financing activities
Net proceeds from issuance of common stock               --           524
Net payments on notes payable                            --       (31,000)
Proceeds from issuance of  long-term debt             5,400        72,938
Principal payments on long-term debt                   (180)      (26,119)
                                                   --------      --------
Net cash provided by financing activities             5,220        16,343
                                                   --------      --------
Decrease in cash and cash equivalents                (2,845)       (2,242)
Cash and cash equivalents at beginning of period      3,982         6,255
                                                   --------      --------
Cash and cash equivalents at end of period         $  1,137      $  4,013
                                                   ========      ========

See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                 October 5, 1997

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 5, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 4, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 5, 1997.

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

                              Movie Gallery, Inc.

3.  Provision for Business Restructuring

During the third quarter of 1996 the Company completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 of its stores. This analysis resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. The store closures are expected to be completed by the end of fiscal year 1997. Approximately $1.7 million of restructuring costs were paid and charged against the liability as of October 5, 1997. The stores identified for closure had revenues and operating losses of approximately: $301,000 and $50,000, respectively, for the thirteen weeks ended October 5, 1997; $1,290,000 and $304,000, respectively, for the thirty-nine weeks ended October 5, 1997; $1,543,000 and $224,000, respectively, for the thirteen weeks ended September 29, 1996; and $4,995,000 and $1,113,000, respectively, for the thirty-nine weeks ended September 29, 1996. Results for 1996 include all stores identified for closure under the restructuring plan while results for 1997 include only those stores under the plan which had not been closed as of the beginning of the period.

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

The available amount of the Facility will reduce quarterly beginning on March 31, 1998 with a final maturity of June 30, 2000. The interest rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At October 5, 1997, $72.4 million was outstanding under the Facility. Currently, the Company is in default of its most restrictive covenant. However, the Company anticipates gaining approval for an amendment to the Facility that will enable the Company to further draw down funds under the Facility.

The Company has entered into an interest rate swap agreement with a commercial bank which effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 6.22% plus the applicable interest rate credit spread. The interest rate swap agreement terminates at the time the Facility matures.


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

                              Movie Gallery, Inc.

6.  Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share", which revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement, effective for the final quarter of the fiscal year ending January 4, 1998, will require the Company to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting the pronouncement has not been determined, however, the Company believes it will not have a material impact on its primary or fully diluted earnings per share.


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



                                                 Thirteen weeks ended                      Thirty-nine weeks ended
                                         -------------------------------------     ---------------------------------------
                                         October 5    September 29    Increase     October 5     September 29    Increase
                                           1997          1996        (Decrease)      1997           1996        (Decrease)
                                          ------        ------         ------       ------         ------         ------

Revenues:
   Rentals                                 86.0%         87.5%          (1.5)%       85.1%          87.1%          (2.0)%
   Product sales                           14.0          12.5            1.5         14.9           12.9            2.0
                                          -----         -----          -----        -----          -----           ----
                                          100.0         100.0             --        100.0          100.0             --
Operating costs and expenses:
   Store operating expenses                54.2          50.9            3.3         52.7           49.6            3.1
   Amortization of rental inventory        28.1          24.0            4.1         27.0           25.9            1.1
   Amortization of intangibles              2.8           2.9           (0.1)         2.8            2.8             --
   Cost of sales                            9.2           7.3            1.9          9.0            7.8            1.2
   General and administrative               7.1           8.8           (1.7)         6.6            8.4           (1.8)
   Restructuring and other charges           --          15.5          (15.5)          --            5.2           (5.2)
                                          -----         -----          -----        -----          -----           ----
Total                                     101.4         109.4           (8.0)        98.1           99.7           (1.6)
                                          -----         -----          -----        -----          -----           ----
Operating  income (loss)                   (1.4)         (9.4)           8.0          1.9            0.3            1.6
Interest expense, net                      (2.6)         (2.3)          (0.3)        (2.5)          (2.1)          (0.4)
                                          -----         -----          -----        -----          -----           ----
Loss before income taxes                   (4.0)        (11.7)           7.7         (0.6)          (1.8)           1.2
Income taxes                               (1.3)         (4.9)           3.6         (0.1)          (0.6)           0.5
                                          -----         -----          -----        -----          -----           ----
Net loss                                   (2.7)%        (6.8)%          4.1%        (0.5)%         (1.2)%          0.7%
                                          =====         =====          =====        =====          =====          =====

Number of stores open at end of period     856           870            (14)         856            870            (14)
                                          =====         =====          =====        =====          =====          =====



The results of operations for all periods presented include the combined results of the Company, Home Vision and Hollywood Video. The acquisitions of Home Vision and Hollywood Video were both consummated on July 1, 1996 and accounted for as poolings-of-interests. For the thirteen weeks and thirty-nine weeks ended October 5, 1997, revenues were $62.6 million and $189.6 million, respectively, increases of 1.3% and 2.7% over the same periods in 1996. The increases were primarily a result of the net positive effect of new store additions offset, in part, by the Company's normal store closings and the store closings that resulted from a third quarter 1996 corporate restructuring. The third quarter increase was partially aided by an increase in same-store sales of 1.8%, while the year-to-date increase in revenues was partially offset by a decrease in same-store sales of 1.8% for the year-to-date period. The same-store sales increase for the third quarter was primarily the result of: (i) the comparative sales increase related to the 1996 Summer Olympics, one of the most heavily watched events in television history; and (ii) an increase in the game rental business due to the advent and consumer acceptance of the Nintendo 64 and Sony Playstation game platforms.

Product sales as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended October 5, 1997 were 14.0% and 14.9%, respectively, increases from 12.5% and 12.9% for the comparable periods in 1996. This change was primarily the result of a general increased effort by the Company to sell previously viewed videocassettes, as well as the Company's implementation of new sell-through products within its store base.

                            Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues to 54.2% for the thirteen weeks ended October 5, 1997 from 50.9% for the comparable fiscal period in 1996. For the thirty-nine weeks ended October 5, 1997, store operating expenses as a percentage of revenue were 52.7%, an increase from 49.6% for the comparable period in 1996. The increase in store operating expenses as a percentage of revenues was primarily due to strategic responses in the Company's most competitive markets. This increase was also due, in part, to the national minimum wage increases that were implemented on September 1, 1996 and September 1, 1997. In addition, store operating expenses were also negatively impacted by increases in rent and other expenses in connection with the normal renewal of leases in existing stores.

During the second quarter of fiscal year 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). The new amortization policy has the effect of accelerating the Company's rate of amortization of its inventory. The application of the new amortization policy, accounted for as a change in accounting estimate effected by a change in accounting principle, resulted in a one-time increase in amortization of videocassette rental inventory by $7.7 million during the second quarter of 1996. Videocassette amortization expense as a percentage of revenue under the new method was 24.0% for the thirteen weeks ended September 29, 1996 and was approximately 21.8% for the thirty-nine weeks ended September 29, 1996, net of the approximately $7.7 million charge discussed above. For the third quarter and the year-to-date 1997 periods, amortization of videocassette rental inventory increased as a percentage of revenue to 28.1% and 27.0%, respectively. The increase in amortization of videocassette rental inventory as a percentage of revenue was primarily the result of (i) a decision by the Company during the fourth quarter of 1996 to increase its level of expenditures on rental inventory in response to industry-wide competitive issues, (ii) an increase in the depth of hit new release titles purchased during the year, which results in more tapes being amortized at the Company's most aggressive rate, and (iii) a marked increase in the quantity of new game release purchases, which is due to the buildup of inventory related to the consumer acceptance of new game platforms (i.e. Nintendo 64).

Cost of sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 58.6% for the thirteen weeks ended September 29, 1996 to 65.6% for the thirteen weeks ended October 5, 1997. For the thirty-nine weeks ended October 5, 1997, cost of sales as a percentage of revenue from product sales was 60.5%, an increase from 60.0% for the comparable period in 1996. The decrease in product sales gross margins during the third quarter resulted primarily from an increase in new tape sales which carry lower margins than other sell-through component items.

General and administrative expenses as a percentage of revenue decreased to 7.1% for the thirteen weeks ended October 5, 1997 versus 8.8% for the comparable period in 1996. For the thirty-nine weeks ended October 5, 1997, general and administrative expenses as a percentage of revenue were 6.6%, a decrease from 8.4% for the comparable period in 1996. The decrease was primarily due to a reduction in overhead that was effected over the past year in conjunction with the Company's third quarter 1996 restructuring.

Net interest expense as a percentage of revenue increased to 2.6% for the third quarter of 1997 from 2.3% for the thirteen weeks ended September 29, 1996. For the fiscal year-to-date period ended October 5, 1997, net interest expense as a percentage of revenue increased to 2.5% from 2.1% for the comparable period in 1996. The increase for these periods was due to the increased amount of debt financing over the past year.

                            Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


The Company's income tax provision as a percentage of net income for the thirty-nine weeks ended October 5, 1997 was 16.6%. The difference between the Company's effective rate and the blended federal and state statutory rate of 38.0% is due to the non-deductibility of certain goodwill associated with past tax-free acquisitions made by the Company.

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

During the thirty-nine weeks ended October 5, 1997, the Company generated approximately $13.1 million in Adjusted EBITDA versus approximately $14.6 million for the comparable period in 1996, a decrease of approximately 10.3%. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges and less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for the thirty-nine weeks ended October 5, 1997 is approximately $1.1 million associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

Net cash provided by operating activities was $58.0 million for the thirty-nine weeks ended October 5, 1997 as compared to $60.2 million for the comparable period of 1996. The decrease was primarily due to a decrease in operating income, exclusive of the effects of the 1996 restructuring, an increase in merchandise inventory and a corresponding decrease in accounts payable, partially offset by increased depreciation and amortization expense.

Net cash used in investing activities was $66.0 million for the thirty-nine weeks ended October 5, 1997 as compared to $78.7 million for the comparable period in 1996, primarily as a result of a decrease in the total cash expended both for stores acquired and for property, furnishings and equipment.

Net cash provided by financing activities decreased from $16.3 million in the thirty-nine weeks ended September 29, 1996 to $5.2 million in the comparable period in 1997. This decrease was primarily the result of a diminished level of acquisition activity discussed above.

During Fiscal 1996, the Company replaced its existing $60 million revolving credit facility with a $125 million reducing revolving credit facility (the "Facility"). The Facility has a maturity date of June 30, 2000. The interest

                            Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


rate of the Facility is LIBOR-based and the Company may repay the Facility at any time without penalty. The Facility has covenants that restrict borrowing based upon cash flow levels. During 1997, the Company voluntarily reduced the commitment to $90 million. At October 5, 1997, $72.4 million was outstanding under the Facility. Currently, the Company is in default of its most restrictive covenant. However, the Company anticipates gaining approval for an amendment to the Facility that will enable the Company to further draw down funds under the Facility.

At October 5, 1997, the Company had a working capital deficit of $10.4 million, due to the accounting treatment of its inventory. Videocassette and video game rental inventory are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1997 and Fiscal 1998, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program (which was suspended in the latter half of 1996), to provide funds in the event that the Company's need for funds is greater than expected or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

OTHER MATTERS

The Company has performed an analysis of its operating systems to determine systems' compatibility with the upcoming year 2000. Substantially all of the Company's operating systems are year 2000 compliant, and the Company does not believe that there will be any material exposure related to year 2000 compatibility.

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include competitive factors and weather conditions within the Company's geographic markets, adequate product availability from Hollywood, the Company's ability to amend its bank facility to provide for increased borrowing capacity and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 5, 1997.

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

             10   Agreement  dated  August  15,  1997  between  Major  Video
                  Concepts, Inc. and Movie Gallery, Inc. (portions have been omitted pursuant to a request for confidential treatment)
             11   Computation of Earnings Per Share
             27   Financial Data Schedule

        b)   Reports on Form 8-K
             None.






                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Movie Gallery, Inc.
                                            ------------------------------------
                                            (Registrant)



Date: November 19, 1997                     /s/ J. Steven Roy
                                            ------------------------------------
                                            J. Steven Roy, Senior Vice President
                                            and Chief Financial Officer