Form 10-K
period 1998-01-04
MOVIE GALLERY INC
filed 1998-04-06
CIK 925178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended January 4, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ___________ to___________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO____


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was approximately $55,146,581. The number of shares of Common Stock outstanding on March 13, 1998, was 13,420,685 shares.

Documents incorporated by reference:

  1. Notice of 1998 Annual Meeting and Proxy Statement (Part III of Form 10-K).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

ITEM 1.  BUSINESS

General

     As of March 13, 1998, Movie Gallery, Inc. (the "Company") owned and operated 852 video specialty stores and had 106 franchisees and licensees located in 22 states, primarily in the eastern half of the United States, that rent and sell videocassettes and video games. Since the Company's initial public offering in August 1994, the Company has grown from 97 stores to its present size through acquisitions and the development of new stores. The Company is among the four largest video retailers in the United States.

     The Company was incorporated in Delaware in June 1994 under the name Movie Gallery, Inc. From March 1985 until the present time, substantially all of the Company's operations have been conducted through its wholly-owned subsidiary, M.G.A., Inc. The Company's executive offices are located at 739 W. Main Street, Dothan, Alabama 36301, and its telephone number is (334) 677-2108.

Video Industry Overview

     Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the home video rental and sales industry has grown from $0.7 billion in revenue in 1982 to a projected $16.3 billion in 1997 and is projected to reach $21.1 billion by 2006. Paul Kagan estimates that in 1997 consumers rented approximately 3 billion videos and purchased more than 600 million videos. In fact, Adams Media Research estimates that 85.0% of America's 96.6 million television households have videocassette recorders, a percentage which is expected to exceed 90% by 2002.

     The video retail industry is highly fragmented and is experiencing increased consolidation. Recent trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale. The Company believes that the video specialty store industry is continuing to consolidate into regional and national chains.

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

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in the customary order of release date, movie theaters, airlines and hotels, video specialty stores, pay-per-view satellite and cable television systems ("Pay-Per-View"), premium cable television, basic cable television and, finally, network and syndicated television. (See "Business -- Competition and Technological Obsolescence") The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. According to Paul Kagan, most movie studios release hit movie videocassettes to the home video market from 30 days to 80 days (extending up to 120 days for certain titles priced for sale rather than rental) prior to the Pay-Per-View release date.

Growth Strategy

     During the fiscal years 1994 through 1996, approximately 78% of the Company's growth in total number of stores occurred through the acquisition of stores and the balance occurred through the development of new stores. The Company spent all of 1997 and expects to spend much of 1998 absorbing the large increase in the number of stores which began in 1994. The Company expects to begin gradually accelerating its growth rate in late 1998. It is expected that, in the future, development of new stores will account for a substantial portion of the Company's growth. The Company's ability to resume this growth strategy will be dependent upon its ability to generate cash flow from operations and to raise additional funds. The key elements of the Company's development and acquisition strategy include the following:

     Development. From January 1, 1994 through March 13, 1998, the Company has developed 219 stores. The Company utilizes store development to complement its existing base of stores in rural and secondary markets where it finds attractive locations and a sufficient population to support additional video specialty stores. The Company attempts to locate stores primarily in towns with populations from 3,000 to 60,000. Although developed stores generally require approximately one year for revenue to reach the level of a mature store, they typically become profitable within the first six months of operations and produce greater returns on investment than acquired stores.

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

     Set  forth  below  is  a  historical   summary   showing  store   openings,
acquisitions and store closings by the Company since January 1, 1994.

                                        Fiscal        Fiscal
                        Year Ended    Year Ended    Year Ended    January 5
                       December 31     January 5     January 4   to March 13
                       1994   1995       1997          1998         1998
                       ----   ----       ----          ----         ----

New Store Openings      25     66         75            50            3
Stores Acquired        196    327        174(1)          2            0
Stores Closed            2     23         48            59            7
Total Stores at End
   of Period           292    662        863           856          852

 ___________________________
(1) Includes 98 stores acquired on July 1, 1996 and accounted for as poolings-of-interests. Store counts, prior to the fiscal year ended January 5, 1997, have not been restated for purposes of this table. For total store counts at the end of the fiscal years 1993 through 1996, see "Overview" in
     Item 7.

     Acquisitions. From January 1, 1994 through March 13, 1998, the Company acquired 699 stores. Acquisitions have permitted the Company to quickly gain market share and experienced management in markets that the Company believes have potential for growth. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and lower average labor costs, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, typically single store or small chain operators. During the latter portion of the third quarter of 1996, the Company suspended its acquisition program, primarily in order to concentrate on improving operations at the stores it had acquired and developed from August 1994 through July 1996. Subject to the availability of funds, the Company expects to resume an acquisition program in late 1998, although the Company does not anticipate acquiring stores at its 1994-1996 levels.

     Future store acquisitions will be selected based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy. In connection with future acquisitions, the Company anticipates that some of the owners and most of the key personnel will be employed by the Company. Historically, the owners of the stores acquired by the Company have entered into noncompetition agreements with the Company which are generally for a five- to ten-year term.

     The Company continues to have preliminary discussions with the owners of video retail businesses. While the Company currently has no formal commitments or agreements with respect to any future acquisition, it anticipates that acquisition opportunities will arise in the future. However, there can be no assurance that future acquisition opportunities will be available or that the integration of future acquisitions will not materially and adversely affect the Company.

Operating Strategy

     Focus on Smaller Markets. Generally, the Company's stores are located in small towns or suburban areas surrounding mid-sized cities. In these areas, the Company's principal competition usually consists of single store or small chain operators who have less buying power, smaller advertising budgets and generally offer fewer copies of new release videocassettes. The Company attempts to become the leading video retailer in its markets and believes that it can achieve a higher return on invested capital in these smaller markets than it could in the larger urban areas because of the reduced level of competition and lower operating costs.

     Market Concentration. By concentrating its new store development in and around existing markets, the Company is able to achieve operating efficiencies, primarily consisting of cost savings relating to advertising, training and store supervision.

     New Release Purchases. The Company actively manages its new videocassette purchases in order to balance customer demand with the maximization of profitability. Buying decisions are made centrally with input from local store and district managers. Centralized purchasing allows the Company to obtain volume discounts, market development funds and cooperative advertising credits that are generally not available to single store or small chain operators.

     Centralized Operations. In order to increase operating efficiency, the Company centrally manages labor costs, real estate costs, accounting and cash management and utilizes centralized purchasing, advertising and information systems. A Company-wide quality assurance program insures a high degree of customer service and visually appealing stores. The Company believes this program increases customer satisfaction and loyalty.

     Store Location and Format. The Company maintains a flexible store format, tailoring the size, inventory and look of each store to local demographics. The Company's stores generally range from approximately 2,000 to 9,000 square feet (averaging 4,750 square feet), with inventories ranging from approximately 4,000 to 15,000 videocassettes. Substantially all of the Company's stores are located in strip centers, anchored by major grocery or discount drug store chains, which provide easy access, good visibility and high traffic.

Movie Gallery Stores

     At March 13, 1998, the Company owned and operated 852 stores, all but one of which were located in leased premises. The following table provides information at March 13, 1998 regarding the number of Company stores located in each state.
                                             Number
                                               of
                                             Stores
                                             ======

                    Alabama                   144
                    Florida                   110
                    Texas                      88
                    Georgia                    65
                    Virginia                   56
                    Ohio                       49
                    Maine                      44
                    Tennessee                  44
                    Wisconsin                  33
                    Indiana                    32
                    South Carolina             31
                    Mississippi                28
                    North Carolina             23
                    Missouri                   22
                    Kentucky                   19
                    Kansas                     18
                    Louisiana                  15
                    New Hampshire              12
                    Illinois                   10
                    Massachusetts               4
                    Iowa                        3
                    Michigan                    2
                                              ---
                              TOTAL           852
                                              ===

     The Company's stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays. The store fixtures, equipment and layout are designed by the Company to create a visually-appealing, up-beat ambiance, which is augmented by a background of television monitors displaying MGTV (Movie Gallery Television), which shows movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers.

     The Company has implemented a quality assurance program to ensure compliance with the Company's customer service and store operating policies. A team of Quality Assurance Auditors located in different geographic regions make periodic visits to monitor compliance and report results to the Company's Vice President - Support Services. District Managers and Regional Managers are expected to quickly address and resolve any compliance problems.

     The Company's policy is to constantly evaluate its existing store base to determine where improvements may benefit the Company's competitive position. In negotiating its leases and renewals, the Company attempts to obtain short lease terms to allow for the mobility necessary to react to changing demographics and other market conditions. The Company actively pursues relocation opportunities to adapt to market shifts. Similarly, the Company may elect to expand and/or remodel certain of its stores in order to improve facilities, meet customer demand and maintain the visual appeal of each store. During the fiscal year ended January 4, 1998, the Company relocated, expanded or fully remodeled 31 stores.

     In order to maximize profits, the Company varies the quantity of its new release inventory, the rental and sales prices for videocassettes and video games and the rental period for catalog titles from location to location to meet competition and demographic demand in the area. The Company generally has a one-day rental term for most recent new releases (two days for catalog titles), which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a two-day rental policy.

Franchises and Licenses

     In connection with certain of its acquisitions, the Company assumed obligations under franchise agreements and license agreements. The Company has entered into additional license agreements with certain former owners of acquired stores and with existing licensees. As of March 13, 1998, the Company had 106 franchisees and licensees operating under such agreements pursuant to which the Company receives various royalty and license payments and has certain non-monetary obligations to the franchisees and licensees. For the fiscal year ended January 4, 1998, revenues from franchisees and licensees were not material to the Company.

Products

     For the fiscal year ended January 4, 1998, substantially all of the Company's rental revenue was derived from the rental of videocassettes, with the remainder being derived from the rental of video games. Substantially all of the Company's revenue from product sales during this period was derived from the sale of new and previously viewed videocassettes, confectionery items and video accessories, such as blank cassettes, cleaning equipment and movie memorabilia.

     The Company's stores generally offer from 4,000 to 15,000 videocassettes (from 3,000 to 10,000 titles) and from 200 to 1,000 video games (from 150 to 750 titles) for rental and sale, depending upon location. New release movies are displayed alphabetically and catalog titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children." A typical store's inventory consists of 4,000 catalog selections (chosen from a core selection of about 6,000 titles), plus new release titles and older titles which continue to be in strong demand. Each store has a few special interest titles, covering such subjects as hunting, golf and education, selected by management to appeal to the customer base in the store's market area. Buying decisions are made centrally with input from store managers and are based on box office results, actual rental history of comparable titles within each store and industry research.

     Management believes that internal factors which most affect a typical store's revenues are its new release title selection and the number of copies of each new release available for rental as compared to the competition. The Company is committed to offering as many copies of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. New videocassettes offered for sale are primarily "hit" titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays.

     In an effort to provide more depth of copy on hit titles to better satisfy initial customer demand, certain movie studios in late 1997 began offering incentives and expanded revenue sharing plans which have lowered the average per unit cost of rental inventory. These programs permit the Company to carry larger levels of new release inventory. Thus, the Company has pursued such opportunities and believes that during late 1997 and early 1998 these programs had a positive impact on revenues. There can be no assurance that studios will continue to offer such programs or that such programs will continue to have positive results.

     The Company rents and sells video games, which are licensed primarily by "Nintendo," "Sony" and "Sega." Game rentals as a percentage of the Company's total revenues have increased since early 1997 due to the increase in the installed base of 32-bit and 64-bit game platforms. Sony and Sega released new platforms in late 1995, while Nintendo released its N64 platform in the fall of 1996. The Company anticipates that the Sony and Nintendo platforms will continue to grow as more households in its markets acquire video game hardware. The Company expects that the video game rental and sales portion of its business will grow through 1998 and early 1999.

Videocassette and Video Game Suppliers

     In August 1997, the Company executed a contract with Major Video Concepts, Inc. ("MVC") by which MVC became the Company's primary supplier of video inventory requirements. The contract is effective through March 31, 1999. Until August 1997, Sight and Sound Distributors, Inc. had served as the Company's primary supplier. During Fiscal 1997, the Company purchased over 80% of its video inventory from its primary suppliers. Remaining inventory was provided by three other distributors.

     The Company's contract with MVC provides for the direct purchase of videocassettes and video games at varying prices. These prices are a function of the wholesale prices set by the movie studios, which depend upon whether a videocassette is initially priced to encourage rental or sale. The Company currently receives marketing funds and an advertising allowance from MVC based in part upon a percentage of videocassette and video game purchases.

     If the relationship with MVC were terminated, the Company believes that it could readily obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those available from MVC. However, the number of alternative suppliers has diminished in recent years and the termination of the Company's present relationship with MVC could adversely affect the Company's results of operations until a suitable replacement was found. There can be no assurance that the replacement would provide service, support or payment terms as favorable as those provided by MVC.

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

Marketing and Advertising

     With advertising credits and market development funds that it receives from its video suppliers and the movie studios, the Company uses radio and television advertising, direct mail, newspaper advertising, discount coupons and promotional materials to promote new releases, its video specialty stores and its trade name. Using copy prepared by the Company and the studios, advertising is placed by MVC as well as by in-house media buyers. Expenditures for marketing and advertising above the amount of the Company's advertising credits from its suppliers and movie studios have been minimal. The Company anticipates that it will continue to make substantial marketing and advertising expenditures, but that movie studios will continue to pay most of such cost. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenue. The Company prepares a monthly consumer magazine called "Video Buzz" and a customized video program (MGTV), both of which feature Company programs, promotions and new releases.

Inventory

     The videocassette and video game inventory in each store consists of its catalog titles (those in release for more than one year) and new release titles. New releases of videocassettes and video games purchased from suppliers for existing stores are drop-shipped to the stores.

     Videocassettes and video games utilized as initial inventory in the Company's developed stores consist of excess copies of catalog titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for developed stores is packaged at the Company's processing and distribution facility located in Dothan, Alabama. Each videocassette and video game is removed from its original packaging, and an optical bar code label, used in the Company's computerized inventory system, is applied to the plastic rental case. The cassette is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packing and shrink-wrapping the carton. The repackaged videocassettes, video games and display cartons are then shipped to the developed store ready for use.

Management Information System

     In November 1995, the Company began development of its proprietary Point of Sale ("POS") system. On January 10, 1996, the first Beta test store was installed with the new system. Additional Beta test sites were tested through March 31, 1996. On April 1, 1996, the Company began the rapid deployment of the POS system in its Company stores. By July 1997, the Company had converted all of its stores to the new POS system. The new system provides detailed information with respect to store operations (including the rental history of titles and daily operations for each store) which is telecommunicated to the corporate office on a daily basis. The POS system is installed in all developed stores prior to opening, and the Company installs the system in all acquired stores as soon after the closing of the acquisition as practicable.

     The Company's POS system records all rental and sale information upon customer checkout using scanned bar code information and updates the information when the videocassettes and video games are returned. This POS system is linked to a management information system ("MIS") at the corporate office. Each night the POS system transmits store data into the MIS where all data is processed, generating reports which allow management to effectively monitor store operations and inventory, as well as to review rental history by title and location to assist in making purchasing decisions with respect to new releases. The POS system also enables the Company to perform its monthly physical inventory using bar code recognition.

     In addition, during the last three years the Company has installed a financial reporting system relating to the general ledger, revenue, accounts payable and payroll functions capable of handling the Company's anticipated growth. Additional development and implementation of systems during the past year includes an internal Accounts Receivable Collections system and Processing/Distribution Center system.

Competition and Technological Obsolescence

     The video retail industry is highly competitive, and the Company competes with other video specialty stores, including stores operated by other regional chains and national chains such as Blockbuster Video ("Blockbuster"), and with other businesses offering videocassettes and video games such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Approximately 33% of the Company's stores compete with stores operated by Blockbuster. In addition, the Company competes with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, Internet-related activities, live theater, sporting events and family entertainment centers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition than the Company.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of each new release available, customer service and, to a lesser extent, pricing. The Company believes it generally offers superior service, more titles and more copies of new releases than most of its competitors.

     The Company also competes with Pay-Per-View in which subscribers pay a fee to view a movie selected by the subscriber. Recently developed technologies, referred to as NOVD, permit certain cable companies, direct broadcast satellite companies (such as Direct TV), telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at more frequent intervals (often as frequently as every five minutes) throughout the day. NVOD does not offer full intractivity or VCR functionality, such as allowing consumers to control the playing of the movie (i.e., starting, stopping and rewinding). Ultimately, further improvements in these technologies could lead to the availability to the consumer of a broad selection of movies on demand, referred to as VOD, at a price which may be competitive with the price of videocassette rentals and with the functionality of VCRs. Certain cable and other telecommunications companies have tested and are continuing to test limited versions of NVOD and VOD in various markets throughout the United States and Europe.

     Movies recorded on digital video discs ("DVD"), the same size as audio discs, were introduced during the summer of 1997. Playback machines which play both audio discs and DVD have also been introduced. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD may begin to replace videocassettes. During the transition period, the Company's cost to maintain its inventory may increase. Currently, the Company offers DVD for rental and sale in limited, primarily metropolitan, markets. The Company expects to expand its DVD software availability to other markets once the installed base will support such an investment. Technology is currently being developed to offer an alternative digital disk platform called Digital Video Express
("Divx"). Divx disks permit 48 hours of viewing from the time playback begins. Subsequent viewings would be available at an additional charge with access and payment handled via modem. The advent of DVD and Divx may result in consumers purchasing more films than in the past, which could have a material adverse effect on the Company's rental volume and, as a result, on its profit margins. For the near-term, however, hardware costs for digital disk technologies are expected to remain high, recordability is likely several years away and products on digital disks remain available on VHS, typically at an earlier date. Neither DVD nor Divx have yet attained universal support from movie studios.

     The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores currently represents the studios' largest source of domestic revenue. As a result, the Company anticipates that movie studios will continue to make movie titles available to Pay-Per-View, cable television or other distribution channels only after revenues have been derived from the sale of videocassettes, and perhaps digital disks, to video stores. In addition, the Company believes that for Pay-Per-View television to match the low price, viewing convenience and selection available through video rental, substantial capital expenditures and further technological advances will be necessary. Although the Company does not believe NVOD or VOD represent a near-term competitive threat to its business, technological advances and broad consumer availability of NVOD and VOD or changes in the manner in which movies are marketed, including the earlier release of movie titles to Pay-Per-View, cable television or other distribution channels, could have a material adverse effect on the Company's business.

Employees

     As of March 13, 1998, the Company employed approximately 5,800 persons, referred to by the Company as "associates," including approximately 5,500 in retail stores and the remainder in the Company's corporate offices and distribution facility ("Support Center Staff"). Of the retail associates, approximately 1,000 were full-time and 4,500 were part-time. None of the Company's associates is represented by a labor union, and the Company believes that its relations with its associates are good.

     Each of the Company's stores typically employs five to fifteen persons, including one Store Manager and, in larger stores, one Assistant Manager. Store Managers report to District Managers who supervise the operations of 10 to 15 stores. The District Managers report to one of nine Regional Managers, who report directly to the Company's Senior Vice President - Store Operations. As the Company has grown, it has increased the number of District Managers and Regional Managers, often by employing owners or key employees of acquired stores. The Support Center Staff has regular and periodic meetings with the Regional Managers and District Managers to review operations. Compliance with the Company's policies, procedures and regulations is regularly monitored on a store-to-store basis by members of the Company's Quality Assurance department.

     The Company has an incentive bonus program pursuant to which retail management personnel receive quarterly bonuses when stores meet or exceed criteria established under the program. Management believes that its program rewards excellence in management, gives associates an incentive to improve operations and results in an overall reduction in the cost of operations. In addition, District Managers, Regional Managers and certain Support Center Staff are eligible to receive discretionary bonuses, based on individual and Company performance, and options to purchase shares of the Company's Common Stock (exercisable at the fair market value on the date of grant), subject to service requirements.

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

     Growth Strategy. The Company's long-term strategy is to grow primarily through new store openings and secondarily through acquisitions of existing stores. Successful implementation of the strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's business plan can be executed. The acquisition of existing stores and the opening of new stores requires significant amounts of capital. In the past, the Company's growth strategy has been funded through proceeds primarily from public offerings of common stock, and secondarily through bank debt, seller financing, internally generated cash flow and use of the Company's common stock as acquisition consideration. These and other sources of capital, including public or private sales of debt or equity securities, may not be available to the Company in the future.

     New Store Openings. The Company's ability to open new stores may be adversely affected by the following factors, among others: (i) its availability of capital; (ii) its ability to identify new sites where the Company can successfully compete; (iii) its ability to negotiate acceptable leases and implement cost-effective development plans for new stores; (iv) its ability to hire, train and assimilate new store managers and other personnel; and (v) its ability to compete effectively against competitors for prime real estate locations.

     Acquisitions. The Company's ability to consummate acquisitions and operate acquired stores at the desired levels of sales and profitability may be adversely affected by: (i) the inability to consummate identified acquisitions, which may result from a lack of available capital; (ii)the reduction in the size of the pool of available sellers; (iii) the inability to identify acquisition candidates that fit the Company's criteria (such as size, location and profitability) and who are willing to sell at prices the Company considers reasonable; (iv) more intensive competition to acquire the same video specialty stores the Company seeks to acquire; (v) an increase in price for acquisitions;
(vi) misrepresentations and breaches of contracts by sellers; (vii) the Company's limited knowledge and operating history of the acquired stores; (viii) the replacement of purchasing and marketing systems of acquired stores; and (ix) the integration of acquired stores' systems into the Company's systems and procedures.

     Same-Store Revenues Increases. The Company's ability to maintain or increase same-store revenues during any period will be directly impacted by the following factors, among others, which are often beyond the control of the
Company: (i) increased competition from other video stores, including large national or regional chains, supermarkets, convenience stores, pharmacies, mass merchants and other retailers, which might include significant reductions in pricing to gain market share; (ii) the weather conditions in the selling area;
(iii) the timing of the release of new hit movies by the studios for the video rental market; (iv) competition from special events such as the Olympics or an ongoing major news event of significant public interest; (v) competition from other forms of entertainment such as movie theaters, cable television, Internet-related activities and Pay-Per-View television, including direct satellite television; and (vi) a reduction in, or elimination of, the period of time (the "release window") between the release of hit movie videocassettes to the home video market and the release of these hit movies to the Pay-Per-View markets (currently 30 days to 80 days).

     Income Estimates. The Company's ability to meet its income projections for any period are dependent upon many factors, including the following, among others: (i) reductions in revenues caused by factors such as those listed under "Same-Store Revenues Increases" above; (ii) the extent to which the Company experiences an increase in the number of new competitive openings, which tends to divide market share and reduce profitability in a given trade area; (iii) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may tend to increase the satisfaction of demand through product sales which carry lower profit margins than rental revenues; (iv) changes in the prices for the Company's products or a reduction in, or elimination of, the videocassette release window as compared to Pay-Per-View, as determined by the movie studios, could result in a competitive disadvantage for the Company relative to other forms of distribution; (v) the Company's ability to control costs and expenses, primarily rent, store payroll and general and administrative expenses; (vi) the Company's ability to react and obtain other distribution sources for its products in the event that MVC is unable to meet the terms of its contract with the Company; and (vii) advancements and cost reductions in various new technological delivery systems such as (a) Pay-Per-View cable television systems and digital satellite systems offering NVOD or VOD; (b) development and implementation of DVD and Divx technology which might result in lower profit margins and increased costs associated with higher inventory requirements; and (c) other forms of new technology, which could affect the Company's profit margins.

Directors and Executive Officers of the Company

Name                         Age    Position(s) Held
----                         ---    ----------------
Joe Thomas Malugen(1)         46    Chairman of the Board and Chief Executive
                                       Officer
H. Harrison Parrish(1)        50    President and Director
William B. Snow(1)            66    Vice Chairman of the Board
Robert L. Sirkis              46    Executive Vice President and Chief Operating
                                       Officer
J. Steven Roy                 37    Executive Vice President and Chief Financial
                                       Officer
S. Page Todd                  36    Senior Vice President, Secretary and General
                                       Counsel
William G. Guerrette, Jr.     38    Senior Vice President-Sales
Steven M. Hamil               29    Senior Vice President, Chief Accounting
                                       Officer and Controller
Richard R. Langford           41    Senior Vice President-Management Information
                                       Systems
Mark S. Loyd                  42    Senior Vice President-Purchasing and Product
                                       Management
Jeffrey S. Stubbs             35    Senior Vice President-Store Operations
Sanford C. Sigoloff(2)(3)     67    Director
Philip B. Smith(2)(3)         62    Director
Joseph F. Troy (1)(2)(3)      59    Director
-----------------------
(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

     Mr. Malugen co-founded the Company in 1985 and has been its Chairman of the Board and Chief Executive Officer since that time. Prior to the Company's initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the States of Alabama and Missouri since 1978 but spent a majority of his time managing the operations of the Company beginning in early 1992. Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his L.L.M. (in Taxation) from New York University School of Law.

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

     Mr. Sirkis was elected Executive Vice President and Chief Operating Officer in September 1997. From 1994 until he joined the Company, Mr. Sirkis founded and served as President and Chief Executive Officer of Finest Foodservice, L.L.C., which developed and operated Boston Market stores in seven states. Prior to 1994, he served as President and Chief Executive Officer of Silo, Inc., a nationwide retailer of consumer electronics and subsidiary of London-based Dixons Group, plc. Mr. Sirkis received a B.A. degree from Johns Hopkins University and his Masters in Business Administration from Harvard Business School.

     Mr. Roy was elected Senior Vice President-Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining the Company, most recently as a Senior Manager in the Audit Department. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

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

     Mr. Guerrette joined the Company in April 1997 and, after serving as Vice President - Retail Sales, was elected Senior Vice President - Sales in December 1997. Mr. Guerrette was President of Sounds Easy Video when it was acquired by Home Vision Entertainment, Inc. ("Home Vision") in September 1994 and served as Executive Vice President and Chief Operating Officer of Home Vision until it was acquired by the Company. He was elected to the Maine House of Representatives, where he served from November 1994 to 1996. Mr. Guerrette attended Brigham Young University and majored in Accounting.

     Mr. Hamil was elected Vice President and Controller in June 1996, was elected Chief Accounting Officer in October 1996 and was elected Senior Vice President in March 1998. From July 1994, after receiving a Masters in Business Administration from Duke University's Fuqua School of Business, until he joined the Company, Mr. Hamil was an Investment Banking Associate with NationsBanc Capital Markets, Inc. He has also served as a Staff Auditor with Ernst & Young LLP. Mr. Hamil is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Langford joined the Company in August 1995 as Vice President and was elected Senior Vice President - Management Information Systems in October 1996. From August 1993 until he joined the Company, Mr. Langford served as a Manager for Payroll, Fixed Assets and Accounts Payable for Rocky Mountain Healthcare. From February 1990 to August 1993, he was Director of Support Operations for U.
I. Video Stores, Inc. ("UIV") of Denver, Colorado. UIV was one of the largest Blockbuster franchisees, operating 110 stores in seven states in July 1993 when UIV was acquired by Blockbuster. Mr. Langford received a B.A. degree in Communications from Brigham Young University.

     Mr. Loyd joined the Company in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management. In October 1996, he was elected Senior Vice President - Purchasing and Product Management. Mr. Loyd attended Southeast Missouri State University, where he majored in Business Administration.

     Mr. Stubbs was elected Senior Vice President - Store Operations in November 1997. He joined the Company in November 1995 as a District Manager and served as a Regional Manager prior to his current position. Mr.Stubbs attended Texas A & M University and Southwest Texas State University, where he received his B.B.A. degree in Business Administration and Marketing.

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

     Mr. Smith became a director of the Company in September 1994. Mr. Smith has been Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in its merchant bank. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988 he has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of Digital Video Systems, Inc.; ChatCom, Inc. and KLS EnviroResources, Inc., publicly-held companies.

     Mr. Troy became a director of the Company in September 1994. Mr. Troy is the founder and has been a member of the law firm of Troy & Gould Professional Corporation since May 1970. He is a director of Digital Video Systems, Inc., a publicly-held company.

     Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $16,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase 100,000 shares of Common Stock to each of Messrs. Sigoloff and Smith, vested options to purchase 125,000 shares to Mr. Troy and vested options to purchase 135,000 shares to Mr. Snow, in each case at or above the fair market value of the Common Stock on the date of grant.

ITEM 2.  PROPERTIES

     At March 13, 1998, all but one of the Company's 852 stores were located on premises leased from unaffiliated persons pursuant to leases with remaining terms which vary from month-to-month to ten years. The Company is generally responsible for taxes, insurance and utilities under its leases. Rental rates often increase upon exercise of any renewal option, and some leases have percentage rental arrangements pursuant to which the Company is obligated to pay a base rent plus a percentage of the store's revenues in excess of a stated minimum. In general, the stated minimums are set at such a high level of revenues that, the Company does not pay additional rents based on reaching the required revenue levels and does not anticipate paying such additional rents in the future. The Company anticipates that future stores will also be located in leased premises. The Company owns a family entertainment center, including a video specialty store, in Meridian, Mississippi.

     The Company's corporate campus is located in four buildings at 739 W. Main Street, Dothan, Alabama, consisting of an aggregate of approximately 13,000 square feet of space, and a portion of an office building located at 2323 W. Main Street, Dothan, Alabama, consisting of approximately 10,000 square feet of space. Two of these buildings with an aggregate of approximately 6,500 square feet of space are owned by the Company and are used for general corporate offices. Two of these buildings which are used primarily for executive and general corporate offices have an aggregate of approximately 6,500 square feet of space and are leased from Messrs. Malugen and Parrish pursuant to a three-year lease with two, two-year options. In Fiscal 1997, these payments totaled $43,800. The remaining office building space is used for general corporate offices and is leased from an unaffiliated third party for a one-year term with multiple one-year options. In May 1997, the Company consolidated its videocassette processing, distribution and warehouse facilities into a 26,730 square foot facility in Dothan, Alabama, pursuant to a three-year lease with three, three-year options.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1997, certain former shareholders of Home Vision (the "Home Vision Shareholders") filed a complaint against the Company in the U. S. District Court for the District of Maine. According to the complaint, the Home Vision Shareholders asserted a claim for breach of contract in connection with the merger of the Company and Home Vision in July 1996. These shareholders ultimately sought damages in excess of $10 million plus costs. On March 19, 1998, the Company received a jury verdict in its favor with respect to all claims brought against it and does not expect to pay any monetary damages associated with this case.

     The Company continues to pursue its claims against the Home Vision Shareholders. The case, which was filed in June 1997, is pending in the Circuit Court of Houston County, Alabama. However, the Company does not believe that this proceeding is material to its business or financial condition.

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

                                               HIGH       LOW
                                             -------    -------
1998
First Quarter (through March 13, 1998)       $ 7-1/8    $ 2-7/8

1997
First Quarter                                 13-3/4      7-1/2
Second Quarter                                 8          5
Third Quarter                                  6-7/8      3-1/2
Fourth Quarter                                 4-1/8      2-1/2

1996
First Quarter                                 30-1/2     19-1/4
Second Quarter                                36-1/8     19-5/8
Third Quarter                                 24-1/2     10-3/4
Fourth Quarter                                15-1/2     12-1/2

     The last sale price of the Company's Common Stock on March 13, 1998, as reported on the Nasdaq National Market was $7.00 per share. As of March 13, 1998, there were 126 holders of record of the Company's Common Stock.

     In December 1993, August 1994 and April 1995, the Company paid cash dividends (in the form of S corporation distributions) of $186,561, $2,500,000 and $188,000, respectively, to the existing stockholders prior to the Company's initial public offering (Messrs. Malugen and Parrish). The Company presently expects to retain its earnings to finance the expansion and further development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. There can be no assurance that the Company will ever pay a dividend in the future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                        Nine Months
                                                     Fiscal Year Ended              Year Ended              Ended
                                                 --------------------------  -------------------------  -------------
                                                  January 4      January 5    December 31  December 31   December 31
                                                    1998         1997(2)(3)      1995        1994(5)     1993(5)(6)
                                                 --------------------------------------------------------------------
                                                             (dollars in thousands, except per share data)
Statement of Income Data (1):
Revenues:
  Rentals                                          $ 220,787     $ 219,002     $ 130,353    $  47,782      $  21,133
  Product sales                                       39,569        35,393        18,848        5,441          1,908
                                                   ---------     ---------     ---------    ---------      ---------
                                                     260,356       254,395       149,201       53,223         23,041
Operating costs and expenses:
  Store operating expenses                           134,141       124,456        67,758       24,119         11,891
  Amortization of videocassette rental inventory      69,177        63,544        29,102       10,263          4,541
  Amortization of intangibles                          7,206         7,160         3,380          606            133
  Cost of product sales                               24,597        21,143        12,600        4,018          1,462
  Special management bonus                              --            --            --           --              560
  General and administrative                          17,006        20,266        13,525        5,647          2,024
  Restructuring and other charges                       --           9,595          --           --             --
                                                   ---------     ---------     ---------    ---------      ---------
Operating income                                       8,229         8,231        22,836        8,570          2,430
Non-operating income (expense):
  Interest expense, net                               (6,326)       (5,619)       (1,528)        (486)          (458)
  Other, net                                            --            --            --             58             49
                                                   ---------     ---------     ---------    ---------      ---------
Income before income taxes                             1,903         2,612        21,308        8,142          2,021
Income taxes (7)                                         998         1,006         7,871        2,991            757
                                                   ---------     ---------     ---------    ---------      ---------
Net income                                         $     905     $   1,606     $  13,437    $   5,151      $   1,264
                                                   =========     =========     =========    =========      =========
Basic earnings per share                           $     .07     $     .12     $    1.14    $     .64      $     .19
                                                   =========     =========     =========    =========      =========
Diluted earnings per share                         $     .07     $     .12     $    1.11    $     .63      $     .19
                                                   =========     =========     =========    =========      =========
Cash dividends declared per share                  $    --       $    --       $    --      $     .39      $     .04
                                                                                            =========      =========
Shares used in computing earnings per share:
   Basic                                              13,420        13,241        11,795        8,083          6,716
                                                   =========     =========     =========    =========         ======
   Diluted                                            13,421        13,368        12,153        8,152          6,716
                                                   =========     =========     =========    =========         ======

Operating Data:
Number of stores at end of period (1)                    856           863           750          352            108
Adjusted EBITDA (8)                                $  25,568     $  20,542     $   8,766    $   3,902      $     757
Increase (decrease) in same-store revenues (9)           1.1%         (1.0)%         0.0%        14.3%          13.7%


                                                                                            December 31
                                                   January 4     January 5     --------------------------------------
                                                      1998          1997          1995          1994          1993
                                                  -------------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                          $  4,459      $  3,982      $  6,255      $  3,723      $     408
Videocassette rental inventory, net                  92,183        89,929        72,979        27,138          7,455
Total assets                                        259,133       261,577       233,479        76,647         13,446
Long-term debt, less current maturities              63,479        67,883        19,622         6,681          4,104
Total liabilities                                   111,504       114,853        97,340        29,652         10,988
Stockholders' equity                                147,629       146,724       136,139        46,995          2,458


______________________________
(1) Statement of income data for all periods presented has been restated to include the results of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), which were acquired in two separate pooling-of-interests transactions on July 1, 1996. Home Vision reported on a fiscal year ending September 30 and Hollywood Video reported on a calendar year basis. The Company's results for the fiscal year ended January 5, 1997 are combined with results of Home Vision and Hollywood Video for the period January 1, 1996 to the date of the acquisitions. The results of the Company and Hollywood Video for the years ending December 31, 1995 and 1994 are combined with Home Vision's results for the years ending September 30, 1995 and 1994, respectively. The Company's results for the nine months ended December 31, 1993 are combined with Home Vision's results for the year ended September 30, 1993 and Hollywood Video's results for the year ended December 31, 1993. Balance sheet data has also been restated consistent with the statement of income data except the December 31, 1995 balance sheet data includes that of Home Vision at December 31, 1995 instead of September 30, 1995. In order to conform with the fiscal year end of the Company, Home Vision's net loss of $2,082,000 for the quarter ended December 31, 1995 is not reflected in the statement of income data but is reflected in stockholders' equity at December 31, 1995. The ending number of stores for each period presented has been restated to include the store counts of Home Vision and Hollywood Video.
(2) On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. The 1996 fiscal year, ended on January 5, 1997, reflects a 53-week year.
(3) Includes a non-recurring charge of approximately $10.4 million for store closures, corporate restructuring and merger-related expenses.
(4) Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory resulting in a one-time, non-cash charge of approximately $7.7 million.
(5) General and administrative expenses and income taxes include pro forma adjustments for the change in compensation levels arising from employment contracts with two stockholders who are executive officers of the Company.
(6) Effective April 1, 1993, the Company changed its fiscal year end from March 31 to December 31 and adopted a change in accounting relating to the amortization of new release inventory. The change in accounting relating to amortization increased operating income by $1.4 million for the nine months ended December 31, 1993.
(7) The provision for income tax includes pro forma adjustments to reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been taxed as C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994 and July 1, 1996, respectively, due to their S corporation status prior to those dates.
(8) "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for the fiscal years ended January 4, 1998 and January 5, 1997 is $1.3 million and $5.7 million, respectively, associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund all cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions. To evaluate Adjusted EBITDA and the trends it depicts, the components of Adjusted EBITDA, such as net revenues, cost of services, and sales, general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(9) For periods prior to 1994, same-store revenue was defined as the aggregate revenues from stores operated by the Company for the entirety of the periods being compared. Beginning in 1994, stores were included in the calculation once they had been operated by the Company for at least 13 months. Same-store revenues for the Company have not been restated to include the same-store revenues of Home Vision and Hollywood Video.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From August 1994 through July 1, 1996, the Company experienced rapid growth in revenue and operating income primarily as a result of acquiring stores and opening new stores. Since the fall of 1996, the Company has focused its efforts on internally developed stores and on improving the operations of its existing store base. The number of stores owned and operated by the Company at the end of each of the following periods is as follows:

             December 31, 1993                 108
             December 31, 1994                 352
             December 31, 1995                 750
             January 5, 1997                   863
             January 4, 1998                   856

The results of operations for all periods presented include the combined results of the Company, Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"). The acquisitions of Home Vision and Hollywood Video were consummated on July 1, 1996 and were accounted for as poolings-of-interests. The above store count totals reflect the combined totals of Movie Gallery, Inc., Home Vision and Hollywood Video for all periods presented. During the fiscal year ended January 4, 1998 ("Fiscal 1997"), 50 stores were developed by the Company, two stores were acquired and 59 were closed.

As a result of the 503 store acquisitions during the periods January 1, 1995 through January 4, 1998, the Company recorded $74.6 million in goodwill, which is being amortized over twenty years from the effective date of each acquisition. The Company also recorded an additional $9.8 million in deferred charges related to noncompetition agreements, which are being amortized over periods varying from two to ten years.

On July 1, 1996, the Company adopted a fiscal year that ends on the first Sunday following December 30. This change results in the Company having a 52- or 53-week year. The year ended January 5, 1997 ("Fiscal 1996") was a 53-week year, while Fiscal 1997 was a 52-week year.

Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under this method, new release videocassettes are amortized as follows: (i) copies one through three of each title per store are considered base stock and are amortized over thirty-six months on a straight-line basis to a $5 salvage value and (ii) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5, which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Management believes that this method results in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by other companies in the industry.

During Fiscal 1996, the Company adopted a business restructuring plan to close approximately 50 of its stores and reduce the corporate organizational staff by approximately 15%. The restructuring plan resulted in a $9.6 million pretax restructuring charge recorded in the third quarter of Fiscal 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. Approximately $2.3 million of costs were paid and charged against the liability as of January 4, 1998. The store closures were substantially completed by the end of Fiscal 1997. Additionally, during the third quarter of Fiscal 1996 the Company incurred merger-related costs of approximately $757,000 related to the acquisition of Home Vision and Hollywood Video.

The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to their S corporation status prior to this date.

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

Statement of Income Data:

                                                                  52 Weeks    53 Weeks       Year
                                                                   Ended       Ended        Ended
                                                                 -----------------------------------
                                                                 January 4   January 5   December 31
                                                                    1998        1997        1995
                                                                 -----------------------------------

Revenues:
  Rentals                                                           84.8%       86.1%       87.4%
  Product sales                                                     15.2        13.9        12.6
                                                                   -----       -----       -----
                                                                   100.0       100.0       100.0
Operating costs and expenses:
  Store operating expenses                                          51.5        48.9        45.4
  Amortization of videocassette rental inventory (1)                26.6        25.0        19.5
  Amortization of intangibles                                        2.8         2.8         2.3
  Cost of  product sales                                             9.4         8.3         8.4
  General and administrative                                         6.5         8.0         9.1
  Restructuring and other charges                                     --         3.8          --
                                                                   -----       -----       -----
                                                                    96.8        96.8        84.7
                                                                   -----       -----       -----
Operating income                                                     3.2         3.2        15.3
Interest expense, net                                               (2.5)       (2.2)       (1.0)
                                                                   -----       -----       -----
Income before income taxes                                           0.7         1.0        14.3
Income taxes (2)                                                     0.4         0.4         5.3
                                                                   -----       -----       -----
Net income                                                           0.3%        0.6%        9.0%
                                                                   =====       =====       =====
Number of stores at end of period                                    856         863         750
                                                                   =====       =====       =====

_________________________
(1) Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory resulting in a one-time, non-cash charge of approximately $7.7 million.
(2) The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to its S corporation status prior to this date.

Fiscal year ended January 4, 1998 compared to the fiscal year ended January 5, 1997

     Revenue. Total revenue increased 2.3% to $260.4 million for Fiscal 1997 from $254.4 million for Fiscal 1996. The increase was due primarily to an increase in same-store revenues of 1.1%, as well as the net positive effect of closing lower volume stores while internally developing stores that have generated revenue results greater than the closed stores. The increase in same-store revenues was primarily a result of (i) the Company's emphasis in the last half of Fiscal 1997 to increase the depth of copies of "hit titles" within its store base, (ii) an increase in the game rental business due to the advent and consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and (iii) a decrease in the number of competitive store openings, particularly in the last half of Fiscal 1997. Product sales increased as a percentage of total revenues to 15.2% for Fiscal 1997 from 13.9% for Fiscal 1996, as a result of (i) the Company's continued and increased emphasis on the sale of previously viewed rental inventory and (ii) an increase in the variety of other products sold in stores, such as video accessories and confectionery items.

     Operating Costs and Expenses. Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased to 51.5% of total revenue for Fiscal 1997 from 48.9% for Fiscal 1996. The increase in store operating expenses was primarily due to (i) strategic responses in the Company's most competitive markets, which affected certain expenses, such as labor hours used and advertising costs, (ii) the national minimum wage increases that were implemented on September 1, 1996 and September 1, 1997, and (iii) increases in rent in connection with the normal renewal of leases in existing stores.

Amortization of videocassette rental inventory increased as a percentage of revenue to 26.6% for Fiscal 1997 from 25.0% for Fiscal 1996 due primarily to (i) a decision by the Company to increase its level of expenditures on rental inventory during the fourth quarter of 1996 and the first half of 1997 in response to industry-wide competitive issues, (ii) an increase in the depth of hit new release titles purchased during the year, which results in more tapes being substantially amortized over six months versus three years and (iii) a marked increase in the quantity of new game release purchases, which is due to the buildup of inventory related to the consumer acceptance of new game platforms (i.e., Nintendo 64 and Sony Playstation).

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 59.7% for Fiscal 1996 to 62.2% for Fiscal 1997. The decrease in product sales gross margins resulted primarily from (i) an increase in new tape sales which carry lower margins than other sales items and
(ii) an effort by the Company to market more aggressively its new tape inventory. These factors were offset, in part, by an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of product sales and generally generates higher margins than other product categories.

General and administrative expenses decreased as a percentage of revenues from 8.0% for Fiscal 1996 to 6.5% for Fiscal 1997. Excluding $757,000 in merger-related expenses associated with the acquisitions of Home Vision and Hollywood Video, general and administrative expenses would have been 7.7% of revenues for Fiscal 1996. The decrease is primarily due to the efficiencies gained from the leveraging of overhead associated with acquisition activity in 1996 and a reduction in corporate overhead over the past year.

As a result of the above, operating income was essentially flat at $8.2 million in both Fiscal 1997 and Fiscal 1996. However, excluding the effects of the business restructuring plan, the one-time, non-recurring increase in amortization of videocassette rental inventory due to the change in amortization policy and the merger-related expenses from the Home Vision and Hollywood Video acquisitions, operating income would have been $26.2 million in Fiscal 1996.

Fiscal year ended January 5, 1997 compared to the year ended December 31, 1995 ("Fiscal 1995")

     Revenue. Total revenue increased 70.5% to $254.4 million for Fiscal 1996 from $149.2 million for Fiscal 1995. The increase was due to an increase in the number of stores in operation from 352 at January 1, 1995 to 863 at January 5, 1997, and the maturation of the developed store base throughout Fiscal 1996, partially offset by a decrease in same-store revenues of 1%. The decrease in same-store revenues was primarily a result of unusually dry weather during the second quarter, the negative impact of the Summer Olympics and the negative impact of a reduction in rental inventory purchases as a percentage of revenues during the first three quarters of Fiscal 1996 versus Fiscal 1995. Product sales increased as a percentage of total revenues to 13.9% for Fiscal 1996 from 12.6% for Fiscal 1995, as a result of (i) an increase in the availability and number of major hits (e.g., "Independence Day", "Mission Impossible" and "The Nutty Professor") and other new release titles priced by the movie studios for "sell-through" merchandising, (ii) the Company's increased emphasis on the sale of previously viewed rental inventory and (iii) an increase in the variety of other products sold in stores, such as video accessories and confectionery items.

     Operating Costs and Expenses. Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased to 48.9% of total revenue for Fiscal 1996 from 45.4% for Fiscal 1995. The increase in store operating expenses was primarily due to (i) higher rental payments and other expenses in many of the recently acquired stores, (ii) higher operating expenses as a percentage of revenues in the Company's immature, internally developed stores and (iii) the decrease in same-store revenues for the year.

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

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and decreased as a percentage of revenues from product sales from 66.9% for Fiscal 1995 to 59.7% for Fiscal 1996. The increase in product sales gross margins resulted primarily from (i) an increase in the sale of previously viewed rental inventory, which generally generates higher margins than other product categories and (ii) an increase in margins on sell-through products.

General and administrative expenses decreased as a percentage of revenues from 9.1% for Fiscal 1995 to 8.0% for Fiscal 1996. Excluding $757,000 in merger-related expenses associated with the acquisitions of Home Vision and Hollywood Video, general and administrative expenses would have been 7.7% of revenues for Fiscal 1996. The decrease is primarily due to operating efficiencies attained through a larger revenue base.

As a result of the above, operating income decreased to $8.2 million in Fiscal 1996 from $22.8 million in Fiscal 1995. Excluding the effects of the business restructuring plan, the one-time, non-recurring increase in amortization of videocassette rental inventory due to the change in amortization policy and the merger-related expenses from the Home Vision and Hollywood Video acquisitions, operating income would have been $26.2 million in Fiscal 1996.

Liquidity and Capital Resources

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During  Fiscal 1997,  the Company  generated  $25.6  million in Adjusted  EBITDA versus $20.5 million for Fiscal 1996. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges and less the Company's purchase of videocassette rental inventory. Included in the Company's videocassette rental inventory purchases for Fiscal 1997 and Fiscal 1996 are $1.3 million and $5.7 million, respectively, associated with inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions.

Net cash provided by operating activities was $83.9 million for Fiscal 1997 as compared to $91.8 million for Fiscal 1996. The decrease was primarily due to lower net income, an increase in merchandise inventory during Fiscal 1997, a decrease in accounts payable and other accrued liabilities during the same period, as well as the Fiscal 1996 restructuring charge discussed above. These factors are offset, in part, by higher depreciation and amortization in Fiscal 1997 versus Fiscal 1996.

Net cash used in investing activities was $83.2 million for Fiscal 1997 as compared to $104.8 million for Fiscal 1996. This decrease in funds used for investing activities is primarily the result of a decrease in the total cash expended for acquired stores, rental inventory and property, furnishings and equipment during Fiscal 1997 versus Fiscal 1996.

Net cash provided by financing activities was $10.7 million for Fiscal 1996 as compared to net cash used by financing activities of $0.2 million for Fiscal 1997. This decrease was primarily the result of net borrowings remaining unchanged during Fiscal 1997.

During Fiscal 1996, the Company replaced its existing $60 million revolving credit facility with a $125 million reducing revolving credit facility (the "Facility"). The Facility has a maturity date of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The Facility has covenants that restrict borrowing based upon cash flow levels. During 1997, the Company voluntarily reduced the commitment to $90 million. At January 4, 1998, $67 million was outstanding under the Facility and approximately $23 million of the $90 million commitment was available for borrowing under the Facility.

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At January 4, 1998, the Company had a working capital deficit of $10.9 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1998, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements:

        Report of Ernst & Young LLP, Independent Auditors.

        Consolidated Balance Sheets as of January 4, 1998 and January 5, 1997.

        Consolidated Statements of Income for the Fiscal Years Ended January 4, 1998, January 5, 1997 and December 31, 1995.

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 4, 1998, January 5, 1997 and December 31, 1995.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended January 4, 1998, January 5, 1997 and December 31, 1995.

        Notes to Consolidated Financial Statements.

    (a)(2) Schedules:

        None.

    (a)(3) Exhibits:

     The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit
  No.         Exhibit Description
-------       -------------------
 3.1   -      Certificate of Incorporation of the Company. (1)
 3.2   -      Bylaws of the Company. (1)
 4.1   -      Specimen Common Stock Certificate. (2)
10.1   -      1994 Stock  Option  Plan,  as amended and form of Stock  Option
              Agreement. (3)
10.2   -      Form of Indemnity Agreement. (1)
10.3   -      Employment  Agreement  between  M.G.A.,  Inc.  and Joe  Thomas
              Malugen. (1)
10.4   -      Employment  Agreement  between  M.G.A.,  Inc.  and H.  Harrison
              Parrish. (1)
10.5   -      Consulting  Agreement between William B. Snow and M.G.A.,  Inc.
              dated December 12, 1996. (3)
10.6   -      Employment  Agreement  between M.G. A., Inc. and J. Steven Roy.
              (filed herewith)
10.7   -      Employment  Agreement  between  M.G.A.,  Inc. and S. Page Todd.
              (filed herewith)
10.8   -      Employment  Agreement between M.G.A., Inc. and Steven M. Hamil.
              (filed herewith)
10.9   -      Agreement  of Merger  dated June 5, 1996  between  Home Vision
              Entertainment,  Inc. and Movie  Gallery,  Inc.  and  Amendment to
              Agreement of Merger dated June 28, 1996. (4)
10.10  -      Agreement   dated  March  13,  1997  between   Sight  &  Sound
              Distributors,  Inc. and Movie  Gallery,  Inc. (3) (portions  were omitted pursuant to a request for confidential treatment)
10.11  -      Agreement dated August 15, 1997 between Major Video Concepts, Inc.
              and Movie Gallery,  Inc. (5) (portions were omitted pursuant to a request for confidential treatment)
10.12  -      Real estate lease dated June 1, 1994 between J. T. Malugen,  H.
              Harrison Parrish and M.G.A., Inc. (1)
10.13  -      Real  estate  lease  dated  June 1, 1994  between  H.  Harrison
              Parrish and M.G.A., Inc. (1)
10.14  -      Tax  Agreement  between  M.G.A.,  Inc.  and Joe T.  Malugen and
              Harrison Parrish. (1)
10.15  -      Certificate  of Title dated  October 6, 1992 and United States
              Patent and Trademark  Office Notice of  Recordation of Assignment
              Document  dated  January  27,  1993  (relating  to the  Company's acquisition of the "Movie Gallery"  service mark,  trade name and goodwill associated therewith). (6)
10.16  -      Credit  Agreement  between  First Union  National Bank of North
              Carolina and Movie Gallery, Inc. dated July 10, 1996. (4)
18     -      Change in Accounting Principle. (7)
21     -      List of Subsidiaries. (filed herewith)
23     -      Consent of Ernst & Young LLP. (filed herewith)
27     -      Financial Data Schedule (filed herewith)
27.1   -      Financial Data Schedule - Restated for January 5, 1997
              (filed herewith)

--------------
(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to the Company's Form 10-K for the fiscal year ended January 5, 1997.
(4) Previously filed with the Securities and Exchange Commission on July 15, 1996, as an exhibit to the Company's Current Report on Form 8-K.
(5) Previously filed with the Securities and Exchange Commission on November 19, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended October 5, 1997.
(6) Previously filed with the Securities and Exchange Commission on July 14, 1994, as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(7) Previously filed with the Securities and Exchange Commission on August 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended September 29, 1996.

     (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the quarter ended January 4, 1998.

     (c)  Exhibits:

        See (a)(3) above.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOVIE GALLERY, INC.



                                        By /s/JOE THOMAS MALUGEN
                                        ------------------------
                                        Joe Thomas Malugen,
                                        Chairman of the Board
                                        and Chief Executive Officer

Date:  April 6, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ JOE THOMAS MALUGEN       Chairman of the Board and Chief     April 6, 1998
------------------------     Executive Officer
Joe Thomas Malugen

/s/ WILLIAM B. SNOW          Vice Chairman of the Board          April 6, 1998
------------------------
William B. Snow

/s/ J. STEVEN ROY            Executive Vice President and        April 6, 1998
------------------------     Chief Financial Officer
J. Steven Roy

/s/ STEVEN M. HAMIL          Senior Vice President and           April 6, 1998
------------------------     Chief Accounting Officer
Steven M. Hamil

/s/ H. HARRISON PARRISH      Director and President              April 6, 1998
------------------------
H. Harrison Parrish

 /s/ JOSEPH F. TROY          Director                            April 6, 1998
------------------------
Joseph F. Troy

                               Movie Gallery, Inc.

                              Financial Statements


Fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995


                                    Contents

Report of Ernst & Young LLP, Independent Auditors...........................F-1

Audited Financial Statements

Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Income...........................................F-3
Consolidated Statements of Stockholders' Equity.............................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements..................................F-6

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 4, 1998 and January 5, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Home Vision
Entertainment, Inc., an entity acquired and accounted for as a pooling-of-interest on July 1, 1996, which statements reflect total revenues constituting 12% of the consolidated total in 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Home Vision Entertainment, Inc. for 1995, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 1995, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 4, 1998 and January 5, 1997, and the consolidated results of its operations and its cash flows for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1996 the Company changed its method of accounting for amortization of videocassette rental inventory.


                                        /s/ Ernst & Young LLP

Birmingham, Alabama
February 12, 1998, except for
Note 11 as to which the date
is March 19, 1998


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                       January 4  January 5
                                                         1998       1997
                                                       --------------------

Assets
Current assets:
   Cash and cash equivalents                           $  4,459    $  3,982
   Merchandise inventory                                 13,512      10,737
   Prepaid expenses                                       1,341       1,059
   Store supplies and other                               2,561       3,050
   Deferred income taxes                                    531         913
                                                       --------    --------
Total current assets                                     22,404      19,741
Videocassette rental inventory, net                      92,183      89,929
Property, furnishings and equipment, net                 50,321      50,196
Deferred charges, net                                     8,940      11,151
Excess of cost over net assets acquired, net             83,381      87,822
Deposits and other assets                                 1,904       2,738
                                                       --------    --------
Total assets                                           $259,133    $261,577
                                                       ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $ 21,517    $ 24,321
   Accrued liabilities                                    7,014       7,622
   Current portion of long-term debt                      4,751         374
                                                       --------    --------
Total current liabilities                                33,282      32,317
Long-term debt                                           63,479      67,883
Other accrued liabilities                                 1,899       2,425
Deferred income taxes                                    12,844      12,228
Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
     authorized, no shares issued and outstanding          --          --
   Common stock, $.001 par value; 60,000,000 shares
     authorized, 13,418,885 and 13,420,791 shares
     issued and outstanding, respectively                    13          13
   Additional paid-in capital                           131,686     131,686
   Retained earnings                                     15,930      15,025
                                                       --------    --------
Total stockholders' equity                              147,629     146,724
                                                       --------    --------
Total liabilities and stockholders' equity             $259,133    $261,577
                                                       ========    ========

See accompanying notes.

                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                      (in thousands, except per share data)


                                                                Fiscal Year Ended
                                                      -------------------------------------
                                                      January 4     January 5   December 31
                                                         1998          1997        1995
                                                      -------------------------------------

Revenues:
   Rentals                                            $ 220,787     $ 219,002     $ 130,353
   Product sales                                         39,569        35,393        18,848
                                                      ---------     ---------     ---------
                                                        260,356       254,395       149,201

Operating costs and expenses:
   Store operating expenses                             134,141       124,456        67,758
   Amortization of videocassette rental inventory        69,177        63,544        29,102
   Amortization of intangibles                            7,206         7,160         3,380
   Cost of  product sales                                24,597        21,143        12,600
   General and administrative                            17,006        20,266        13,525
   Restructuring and other charges                         --           9,595          --
                                                      ---------     ---------     ---------
Operating income                                          8,229         8,231        22,836

   Interest income                                           45            99           539
   Interest expense                                      (6,371)       (5,718)       (2,067)
                                                      ---------     ---------     ---------
Income before income taxes                                1,903         2,612        21,308

Income taxes                                                998         1,131         8,893
                                                      ---------     ---------     ---------
Net income                                            $     905     $   1,481     $  12,415
                                                      =========     =========     =========
Basic and diluted earnings per share                  $     .07
                                                      =========

Pro forma earnings per share (unaudited):
Income before income taxes                                          $   2,612     $  21,308
Pro forma income taxes                                                  1,006         7,871
                                                                    ---------     ---------
Pro forma net income                                                $   1,606     $  13,437
                                                                    =========     =========
Basic pro forma earnings per share                                  $     .12     $    1.14
                                                                    =========     =========
Diluted pro forma earnings per share                                $     .12     $    1.11
                                                                    =========     =========

Weighted average shares outstanding (in thousands):
  Basic                                                  13,420        13,241        11,795
  Diluted                                                13,421        13,368        12,153

See accompanying notes.

                               Movie Gallery, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                    Additional                   Total
                                                         Common       Paid-in     Retained   Stockholders'
                                                          Stock       Capital     Earnings      Equity
                                                         ------------------------------------------------

Balance at December 31, 1994                             $   10     $  43,774    $   3,211      $  46,995
    Net income                                               --            --       12,415         12,415
    Sale of 2,500,000 shares of common stock,
       net of issuance costs of $936                          3        61,389           --         61,392
    Issuance of 279,863 shares of common stock
      for acquisitions, net of issuance costs of $62         --         9,688           --          9,688
    Exercise of stock options for 129,000 shares             --         1,833           --          1,833
    Tax benefit of stock options exercised                   --         1,120           --          1,120
    Transactions by pooled companies:
      Issuance of 301,442 shares of common stock
        for acquisitions                                     --         3,921           --          3,921
      Issuance of warrants                                   --           857           --            857
    Adjustment for change in fiscal year end of
       pooled company                                        --            --       (2,082)        (2,082)
                                                         ------     ---------    ---------      ---------
Balance at December 31, 1995                                 13       122,582       13,544        136,139

    Net income                                               --            --        1,481          1,481
    Issuance of 508,455 shares of common stock for
      acquisitions, net of issuance costs of $322            --         8,386           --          8,386
    Exercise of stock options for 35,100 shares              --           524           --            524
    Tax benefit of stock options exercised                   --           218           --            218
    Other transactions by pooled companies                   --           (24)          --            (24)
                                                         ------     ---------    ---------      ---------
Balance at January 5, 1997                                   13       131,686       15,025        146,724

    Net income                                               --            --          905            905
                                                         ------     ---------    ---------      ---------
Balance at January 4, 1998                               $   13     $ 131,686    $  15,930      $ 147,629
                                                         ======     =========    =========      =========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                   Fiscal Year Ended
                                                        -------------------------------------
                                                        January 4      January 5   December 31
                                                           1998          1997         1995
                                                        -------------------------------------
Operating activities
Net income                                              $     905     $   1,481     $  12,415
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          88,140        79,625        36,991
    Deferred income taxes                                     998           822         7,428
    Restructuring and other charges                          --           9,595          --
 Changes in operating assets and liabilities:
    Merchandise inventory                                  (3,493)          203        (4,987)
    Other current assets                                      435         1,365        (1,621)
    Deposits and other assets                                 834          (978)       (1,567)
    Accounts payable                                       (2,804)       (1,649)        9,609
    Accrued liabilities                                    (1,134)        1,336         3,003
                                                        ---------     ---------     ---------
Net cash provided by operating activities                  83,881        91,800        61,271

Investing activities
Business acquisitions                                        (474)       (8,662)      (83,403)
Purchases of videocassette rental inventory, net          (70,801)      (77,666)      (51,061)
Purchases of property, furnishings and equipment          (13,072)      (18,438)      (20,355)
Proceeds from disposal of  equipment                        1,170          --            --
                                                        ---------     ---------     ---------
Net cash used in investing activities                     (83,177)     (104,766)     (154,819)

Financing activities
Net proceeds from issuance of common stock                   --             524        63,482
Net (payments on) proceeds from notes payable                --         (32,052)       28,293
Proceeds from issuance of  long-term debt                    --          72,938        10,070
Principal payments on long-term debt                         (227)      (30,717)       (4,584)
Dividends paid                                               --            --            (996)
                                                        ---------     ---------     ---------
Net cash  (used in) provided by financing activities         (227)       10,693        96,265
                                                        ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents              477        (2,273)        2,717
Decrease in cash and cash equivalents to conform
   fiscal  year end of pooled companies                      --            --            (185)
Cash and cash equivalents at beginning of fiscal year       3,982         6,255         3,723
                                                        ---------     ---------     ---------
Cash and cash equivalents at end of fiscal year         $   4,459     $   3,982     $   6,255
                                                        =========     =========     =========

Supplemental disclosures of cash flow
   information
Cash paid during the period for interest                $   5,777     $   5,377     $   1,834
Cash paid during the period for income taxes                 --             203           764
Noncash investing and financing information:
   Assets acquired by issuance of notes payable               200          --          10,012
   Assets acquired by issuance of common stock               --           8,708        13,671
   Tax benefit of stock options exercised                    --             218         1,120

See accompanying notes.

                               Movie Gallery, Inc.

                    Notes to Consolidated Financial Statements

                                January 4, 1998

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

The Company owns and operates video specialty stores in 22 states, generally located in the eastern half of the United States.

Fiscal Year

On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for 1996 reflect a 53-week year. The Company's fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

Merchandise   inventory  consists   primarily  of  videocassette   tapes,  video
accessories and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Long-Lived Assets

During the first quarter of 1996, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations and intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption of Statement 121 was not material.

                               Movie Gallery, Inc.

1.  Accounting Policies (continued)

Videocassette Rental Inventory

Videocassette rental inventory is recorded at cost and amortized over its economic useful life. Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory (which includes video games and audio books). Under the new method, videocassettes considered to be base stock are amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes are amortized as follows: (i) the fourth and any succeeding copies of each title per store are amortized on a straight-line basis over six months to an average net book value of $5 which is then amortized on a straight-line basis over the next thirty months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales and
(ii) copies one through three of each title per store are amortized as base stock. Management believes this method results in a better matching of expenses with revenues in the Company's current operating environment and that it is compatible with changes made by its primary competitors.

The new method of amortization was applied to all inventory held at April 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette rental inventory increased depreciation expense and cost of sales for the quarter ended June 30, 1996 by approximately $7.7 million. For the fiscal year ended January 5, 1997, the adoption of the new method of amortization had the effect of decreasing net income by approximately $4.9 million or $0.37 per basic and diluted share.

Videocassette rental inventory consists of the following (in thousands):

                                                      January 4    January 5
                                                        1998          1997
                                                      ---------    ---------
Videocassette rental inventory                        $ 175,922    $ 183,264
Less accumulated amortization                           (83,739)     (93,335)
                                                      ---------    ---------
                                                      $  92,183    $  89,929
                                                      =========    =========

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the development and construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

Deferred Charges

Deferred charges consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which range from two to ten years. Accumulated amortization of deferred charges at January 4, 1998 and January 5, 1997 was $6,397,000 and $4,128,000, respectively.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired at January 4, 1998 and January 5, 1997 is net of accumulated amortization of $11,864,000 and $7,111,000, respectively, and is being amortized on a straight-line basis over twenty years.

                               Movie Gallery, Inc.

1.  Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Videocassette Rental Revenue

Rental revenue is recognized when the videocassette or video game is rented by the customer.

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred. Advertising costs were $728,000, $1,512,000 and $756,000 for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995, respectively.

Store Opening Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

Earnings Per Share

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for fiscal periods ending after December 15, 1997 and requires restatement of prior periods' earnings per share data. Under this Statement the calculation of primary and fully diluted earnings per share is replaced with basic and diluted earnings per share and requires presentation of both amounts on the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of this Statement had no significant impact on earnings per share calculations for any year presented.

Fair Value of Financial Instruments

At January 4, 1998 and January 5, 1997, the carrying value of financial instruments such as cash and cash equivalents, accounts payable, notes payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the provision for business restructuring (see Note 3) and the amortization methods and useful lives of videocassette rental inventory, deferred charges and excess of cost over net assets acquired. These estimates and assumptions could change and actual results could differ from these estimates.

                               Movie Gallery, Inc.

1.  Accounting Policies (continued)

Unaudited Pro Forma Information

Pro forma income taxes reflect income tax expense which would have been recognized by the Company as a C corporation if the 1996 acquisition of Hollywood Video had been consummated prior to January 1, 1995. Hollywood Video's historical operating results do not include any provision for income taxes as Hollywood Video was taxed as an S corporation for all periods prior to the merger.

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

The acquisitions discussed above were accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from the dates of acquisition.

On July 1, 1996, the Company acquired Home Vision in a merger transaction accounted for as a pooling-of-interests, pursuant to which the Company issued approximately 731,000 shares of its common stock to Home Vision shareholders and assumed approximately $12.5 million in liabilities. At the time of the merger, Home Vision operated 55 video specialty stores in Maine, New Hampshire and Massachusetts. During 1995, Home Vision acquired various video specialty store chains with an aggregate net purchase price of $5,509,000, including the issuance of $689,000 in notes payable and 120,577 shares of common stock. The excess of the cost over estimated fair value of the assets acquired was $4,020,000.

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

Prior to the merger, Home Vision reported on a fiscal year ending on September 30 and Hollywood Video reported on a calendar year basis. The Home Vision statement of operations for the year ended September 30, 1995 is combined with the statements of operations for the Company and Hollywood Video for the year ended December 31, 1995. In order to conform with the Company's fiscal year end, Home Vision's results of operations for the quarter ended December 31, 1995, which reflected revenues of $6,506,000, operating expenses of $9,374,000 (including $1,974,000 of costs associated with a failed initial public offering) and net loss of $2,082,000, are included in the Company's retained earnings balance at December 31, 1995.

                               Movie Gallery, Inc.

2.  Acquisitions (continued)

Separate results of operations of the merged entities for the periods prior to the merger date are as follows (in thousands) (unaudited):


                                               Six Months Ended    Year Ended
                                                    June 30        December 31
                                                      1996             1995
                                               ---------------------------------

Revenues:
  Movie Gallery                                     $ 106,307        $ 123,143
  Home Vision                                          11,191           18,024
  Hollywood Video                                       5,307            8,034
                                                    ---------        ---------
Combined                                            $ 122,805        $ 149,201
                                                    =========        =========

Net income (loss):
  Movie Gallery                                     $   3,106        $  14,486
  Home Vision                                             (97)            (366)
  Hollywood Video                                        (986)          (1,705)
                                                    ---------        ---------
Combined                                            $   2,023        $  12,415
                                                    =========        =========

Costs of approximately $757,000 incurred by the Company in connection with the Home Vision and Hollywood Video mergers have been included in general and administrative expenses in the consolidated statement of income for the fiscal year ended January 5, 1997.

The following unaudited pro forma information presents the consolidated results of operations of the Company as though the aforementioned acquisitions, which were accounted for as purchases, had occurred as of the beginning of the fiscal year in which the acquisition occurred and the beginning of the immediately preceding year (in thousands, except per share data):

                                                          Fiscal Year Ended
                                                     -------------------------
                                                     January 5     December 31
                                                        1997           1995
                                                     -------------------------

Revenues                                             $261,223         $241,815
Net income                                              2,521           20,796
Earnings per share                                       0.19             1.61


3.  Provision for Business Restructuring

During the third quarter of 1996 the Company began and completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 of its stores. This analysis resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. The store closures were substantially completed by the end of fiscal year 1997. Approximately $2.3 million of restructuring costs were paid and charged against the liability as of January 4, 1998. The stores identified for closure had revenues and operating losses of approximately $0.8 million and $0.4 million,

                               Movie Gallery, Inc.

3.  Provision for Business Restructuring (continued)

respectively, for the fiscal year ended January 4, 1998; $6.2 million and $1.6 million, respectively, for the fiscal year ended January 5, 1997; and approximately $4.5 million and $0.2 million, respectively, for the fiscal year ended December 31, 1995. Results for 1996 and 1995 include all stores identified for closure under the restructuring plan while results for 1997 include only those stores under the plan which had not been closed as of the beginning of the fiscal year 1997.

4.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                                    January 4     January 5
                                                       1998           1997
                                                    ------------------------

Land and buildings                                  $  1,879        $  1,879
Furniture and fixtures                                29,030          26,932
Equipment                                             23,516          18,963
Leasehold improvements and signs                      22,339          18,766
                                                    --------        --------
                                                      76,764          66,540
Accumulated depreciation                             (26,443)        (16,344)
                                                    --------        --------
                                                    $ 50,321        $ 50,196
                                                    ========        ========


5.  Long-Term Debt

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured, originally provided borrowings for up to $125 million and replaced the Company's previously existing line of credit agreement. During 1997, the Company voluntarily reduced the commitment to $90 million. In addition, during the fourth quarter of 1997 the Company amended the Facility, primarily by increasing certain debt covenants, to allow greater borrowing flexibility for the Company.

The available amount of the Facility will reduce quarterly beginning March 31, 1998, with a final maturity of June 30, 2000. The interest rate of the Facility (8.4% at January 4, 1998) is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At January 4, 1998, $67 million was outstanding and approximately $23 million was available for borrowing under the Facility. Based on the amount outstanding at January 4, 1998, scheduled maturities of the Facility are $4 million in 1998, $40.5 million in 1999 and $22.5 million in 2000.

The Company has entered into an interest rate swap agreement with a commercial bank which effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 6.22% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the remaining life of the Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the

                               Movie Gallery, Inc.

5.  Long Term Debt (continued)

then prevailing interest rates for the time to maturity of the swap agreement. The interest rate swap agreement terminates at the time the Facility matures.

In connection with certain acquisitions, the Company issued or assumed notes payable which had outstanding balances of $1,230,000 and $1,257,000 at Janaury 4, 1998 and January 5, 1997, respectively. Generally, these notes are unsecured, require monthly or annual payments and have fixed or variable interest rates ranging from 6% to 9%. Scheduled maturities of long-term debt are as follows:
$751,000 in 1998, $248,000 in 1999 and $231,000 in 2000.

6.  Income Taxes

The following reflects actual income tax expense incurred for the fiscal year ended January 4, 1998 and unaudited pro forma income tax expense that the Company would have incurred had Hollywood Video (see Note 1) been subject to federal and state income taxes for the entire fiscal years ended Janaury 5, 1997 and December 31, 1995 (in thousands):

                                            Fiscal Year Ended
                              -----------------------------------------------
                              January 4         January 5         December 31
                                1998              1997                1995
                              -----------------------------------------------
                                            (unaudited pro forma information)
Current payable:
    Federal                   $   --             $   90                $1,328
    State                         --                 --                   136
                              ------             ------                ------
Total current                     --                 90                 1,464

Deferred:
    Federal                      903                831                 5,692
    State                         95                 85                   715
                              ------             ------                ------
Total deferred                   998                916                 6,407
                              ------             ------                ------
                              $  998             $1,006                $7,871
                              ======             ======                ======

A reconciliation of income tax at the federal income tax rate to the Company's effective income tax provision is as follows (in thousands):

                                                      Fiscal Year Ended
                                          -------------------------------------------
                                          January 4        January 5      December 31
                                            1998             1997             1995
                                          -------------------------------------------
                                                        (unaudited pro forma information)

Income tax at statutory rate              $  647           $  888              $7,245
State income taxes, net of federal
   income tax benefit                         63               85                 615
Other, net (primarily goodwill not
   deductible for tax purposes)              288               33                  11
                                          ------           ------              ------
                                          $  998           $1,006              $7,871
                                          ======           ======              ======

                               Movie Gallery, Inc.

6.  Income Taxes (continued)

At January 5, 1997, the Company had net operating loss carryforwards of $21,116,000 for income taxes that expire in years 2010 through 2012. $5,410,000 of these carryforwards resulted from the Company's acquisition of Home Vision (see Note 2). Utilization of the net operating loss carryforwards related to the Home Vision acquisition may be subject to a substantial annual limitation due to the statutory provisions of the Internal Revenue Code. The Company has not recorded a valuation allowance related to its deferred tax assets as management considers it more likely than not that available tax strategies and future taxable income will allow the deferred tax assets to be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       January 4     January 5
                                                         1998          1997
                                                       -----------------------

Deferred tax liabilities:
   Videocassette rental inventory                      $17,800         $14,847
   Furnishings and equipment                             5,340           4,286
   Excess of cost over fair value of assets acquired     1,864           1,519
   Other                                                 1,214             694
                                                       -------         -------
     Total deferred tax liabilities                     26,218          21,346
Deferred tax assets:
  Non-compete agreements                                 4,522           4,318
  Net operating loss carryforwards                       7,870           3,527
  Accrued liabilities                                    1,493           1,911
  Alternative minimum tax credit carryforward               20             275
                                                       -------         -------
       Total deferred tax assets                        13,905          10,031
                                                       -------         -------
Net deferred tax liabilities                           $12,313         $11,315
                                                       =======         =======

7.  Stockholders' Equity

Common Stock

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of January 4, 1998, common stock of approximately $83,000,000 was available to be issued from this registration.

As of January 4, 1998 and January 5, 1997, the Company had warrants outstanding to purchase approximately 100,000 shares of the Company's common stock, exercisable through June 30, 2000 at an exercise price of $30.11.

                               Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

Earnings Per Share

Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,000, 127,000 and 358,000 for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995, respectively). No adjustments were made to net income or pro forma net income in the computation of basic or diluted earnings per share.

Stock Option Plan

In July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. During 1997, the Company increased the shares reserved for issuance under the Plan from 1,750,000 to 2,250,000. Options granted under the Plan have a 10-year term and generally vest over 3 to 5 years.

In October 1995, the FASB issued Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of Statement 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and, accordingly, has not recognized compensation cost in connection with the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share (pro forma amounts for fiscal years 1996 and 1995) would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                                                    Fiscal Year Ended
                                           -------------------------------------
                                           January 4    January 5    December 31
                                              1998         1997         1995
                                           -------------------------------------
                                           (in thousands, except per share data)
Pro forma net income (loss)                $  (890)     $   218       $   11,220
Pro forma earnings (loss) per share:
   Basic                                      (.07)         .02              .95
   Diluted                                    (.07)         .02              .92


The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                    Fiscal Year Ended
                                          -----------------------------------
                                          January 4   January 5   December 31
                                            1998        1997          1995
                                          -----------------------------------

Expected volatility                       0.649        0.607           0.607
Risk-free interest rate                   6.28%        6.34%           6.50%
Expected life of option in years          6.0          6.0             6.0
Expected dividend yield                   0.0%         0.0%            0.0%


                               Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

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

A summary of the Company's stock option activity and related information is detailed below. During 1997, the Company modified 505,100 stock options with exercise prices ranging from $6.00 to $42.63 by cancelling the stock options and issuing 378,827 new stock options at an exercise price of $3.88. This modification excluded directors and certain executive senior management.





                                                                       Fiscal Year Ended
                                  --------------------------------------------------------------------------------------------------
                                          January 4, 1998                January 5, 1997                 December 31, 1995
                                  --------------------------------------------------------------------------------------------------
                                                Weighted-Average                Weighted-Average                  Weighted-Average
                                    Options      Exercise Price     Options      Exercise Price      Options       Exercise Price
                                    -------     ----------------    -------     ---------------      -------      ----------------
Outstanding-beginning
  of year                          1,318,650        $   21.98      1,107,450       $   24.63         699,000        $   14.88
Granted                            1,256,087             4.04        379,500           14.15         578,000            34.19
Exercised                               --                --          35,100           14.92         129,000            14.21
Forfeited                            679,200            20.50        133,200           23.58          40,550            25.94

Outstanding-end of year            1,895,537            10.62      1,318,650           21.98       1,107,450            24.63

Exercisable at end of year           916,908            14.43        622,125           21.28         424,150            20.41

Weighted-average fair value
  of options granted during
  the year                         $    2.62                       $    8.84                       $   21.39

Options outstanding as of January 4, 1998 had a weighted-average remaining contractual life of 8.9 years and exercise prices ranging from $3.00 to $42.63 as follows:

                                                                   Exercise price of
                                                   $3.00 to $6.00   $14.00 to $22.00   $24.00 to $43.00
                                                   ----------------------------------------------------

Options outstanding                                  1,208,587          411,350             275,600
Weighted-average exercise price                          $3.97           $15.08              $33.17
Weighted-average remaining contractual life          9.7 years        7.3 years           7.4 years
Options exercisable                                    374,858          342,550             199,500
Weighted-average exercise price of
   exercisable options                                   $4.25           $15.09              $32.41

                               Movie Gallery, Inc.

8.  Commitments and Contingencies

Rent expense for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995 totaled $40,788,000, $37,266,000 and $19,960,000, respectively. Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 4, 1998 (in thousands):

                            1998              $ 28,418
                            1999                24,851
                            2000                15,926
                            2001                 8,503
                            2002                 5,841
                            Thereafter          10,223
                                              --------
                                              $ 93,762
                                              ========

The Company has an agreement with Rentrak Corporation which requires the Company to order videocassette rental inventory under lease sufficient to require an aggregate minimum payment of $4,000,000 per year in revenue share, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006. The Company met its minimum purchase requirement in 1997.

The Company is occasionally involved in litigation in the ordinary course of its business, none of which, individually or in the aggregate, is material to the Company's business or results of operations.

9.  Related Party Transactions

During the year ended December 31, 1995, the Company purchased signs totaling $1,683,000 from a company in which two officers who are also stockholders of the Company held a majority interest prior to January 1, 1996.

The Company paid $78,000, $260,000 and $650,000 in legal fees for the fiscal years ended January 4, 1998, January 5, 1997 and December 31, 1995, respectively, to a law firm of which one of the Company's directors is a member.

                               Movie Gallery, Inc.

10.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data). Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see Note 1).

                                                        Thirteen Weeks Ended
                                       ---------------------------------------------------
                                       April 6       July 6        October 5      January 4
                                         1997         1997            1997          1998
                                       ----------------------------------------------------

Revenue                                $65,678       $61,328       $62,560        $70,790
Operating income (loss)                  4,716          (233)         (901)         4,647
Net income (loss)                        1,996        (1,203)       (1,669)         1,781
Basic and diluted earnings (loss)
   per share                               .15          (.09)         (.12)           .13


                                                                                 Fourteen Weeks
                                                Thirteen Weeks Ended                 Ended
                                       --------------------------------------------------------
                                       March 31      June 30     September 29       January 5
                                         1996         1996           1996             1997
                                       --------------------------------------------------------

Revenue                                $62,500       $60,305       $61,728          $69,862
Operating income (loss)                  9,475        (3,100)       (5,804)           7,660
Pro forma net income (loss)              5,160        (2,762)       (4,487)           3,695
Basic and diluted pro forma
  earnings (loss) per share                .39          (.21)         (.33)             .28


11.  Subsequent Events

The Company was engaged in litigation proceedings with certain former shareholders of Home Vision in connection with the merger of the Company and Home Vision in July 1996. These shareholders ultimately sought damages in excess of $10 million plus costs. On March 19, 1998, the Company received a jury verdict in its favor with respect to all claims brought against it and does not expect to pay any monetary damages associated with this case.

                                Index to Exhibits


Exhibit No.       Description

10.6              Employment Agreement between M.G.A., Inc. and J. Steven Roy.

10.7              Employment Agreement between M.G.A., Inc. and S. Page Todd.

10.8              Employment Agreement between M.G.A., Inc. and Steven M. Hamil.

21                List of Subsidiaries.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule.

27.1              Financial Data Schedule - Restated for January 5, 1997.