Form 10-Q
period 1998-04-05
MOVIE GALLERY INC
filed 1998-05-20
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 5, 1998 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ___________ TO __________



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

                    YES X                        NO _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,420,805 shares of Common Stock as of May 12, 1998.



The exhibit index to this report appears at page 10 of 10 consecutively numbered pages.

                               Movie Gallery, Inc.

                                      Index


Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - April 5, 1998 and January 4, 1998................1

Consolidated Statements of Income - Thirteen weeks ended
April 5, 1998 and April 6, 1997................................................2

Consolidated Statements of Cash Flows - Thirteen weeks ended
April 5, 1998 and April 6, 1997................................................3

Notes to Consolidated Financial Statements (Unaudited) - April 5, 1998.........4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition..........................................6


Part II.  Other Information

Item 1.  Legal Proceedings....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                         April 5     January 4
                                                          1998          1998
                                                       ------------------------
                                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  3,971       $  4,459
   Merchandise inventory                                  12,798         13,512
   Prepaid expenses                                        1,522          1,341
   Store supplies and other                                2,728          2,561
   Deferred income taxes                                     370            531
                                                        --------       --------
Total current assets                                      21,389         22,404

Videocassette rental inventory, net                       90,278         92,183
Property, furnishings and equipment, net                  48,673         50,321
Deferred charges, net                                      8,383          8,940
Excess of cost over net assets acquired, net              82,191         83,381
Deposits and other assets                                  1,945          1,904
                                                        --------       --------
Total assets                                            $252,859       $259,133
                                                        ========       ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $ 17,646       $ 21,517
   Accrued liabilities                                     6,951          7,014
   Current portion of long-term debt                       9,965          4,751
                                                        --------       --------
Total current liabilities                                 34,562         33,282

Long-term debt                                            53,301         63,479
Other accrued liabilities                                  1,641          1,899
Deferred income taxes                                     13,837         12,844

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
    authorized, no shares issued and outstanding             --             --
   Common stock, $.001 par value; 60,000,000
    shares authorized, 13,420,685 and 13,418,885
    shares issued and outstanding, respectively               13             13
   Additional paid-in capital                            131,693        131,686
   Retained earnings                                      17,812         15,930
                                                        --------       --------
Total stockholders' equity                               149,518        147,629
                                                        --------       --------
Total liabilities and stockholders' equity              $252,859       $259,133
                                                        ========       ========
See accompanying notes.


                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Thirteen Weeks Ended
                                                       April 5      April 6
                                                         1998        1997
                                                      -----------------------

Revenues:
   Rentals                                            $ 58,933      $ 55,583
   Product sales                                        11,558        10,095
                                                      --------      --------
                                                        70,491        65,678

Operating costs and expenses:
   Store operating expenses                             35,050        33,154
   Amortization of videocassette rental inventory       17,302        16,283
   Amortization of intangibles                           1,747         1,774
   Cost of  product sales                                7,519         5,705
   General and administrative                            4,260         4,046
                                                      --------      --------

Operating income                                         4,613         4,716
Interest expense, net                                   (1,577)       (1,496)
                                                      --------      --------

Income before income taxes                               3,036         3,220
Income taxes                                             1,154         1,224
                                                      --------      --------

Net income                                            $  1,882      $  1,996
                                                      ========      ========
Basic and diluted earnings per share                  $    .14      $    .15
                                                      ========      ========

Weighted average shares outstanding (in thousands):
     Basic                                              13,419        13,421
     Diluted                                            13,818        13,421


See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                        Thirteen Weeks Ended
                                                        April 5      April 6
                                                          1998         1997
                                                      ----------------------

Operating activities
Net income                                            $  1,882      $  1,996
Adjustments to reconcile net income to  net cash
  provided by operating activities:
   Depreciation and amortization                        22,248        20,605
   Deferred income taxes                                 1,154         1,224
Changes in operating assets and liabilities:
   Merchandise inventory                                   714          (341)
   Other current assets                                   (348)          (30)
   Deposits and other assets                               (41)          209
   Accounts payable                                     (3,871)       (1,796)
   Accrued liabilities                                    (321)           29
                                                      --------      --------
Net cash provided by operating activities               21,417        21,896

Investing activities
Purchases of videocassette rental inventory, net       (15,397)      (18,536)
Purchases of property, furnishings and equipment        (1,551)       (4,291)
                                                      --------      --------
Net cash used in investing activities                  (16,948)      (22,827)

Financing activities
Net proceeds from issuance of common stock                   7          --
Payments on notes payable                                 (200)         --
Proceeds from issuance of  long-term debt                 --           2,000
Principal payments on long-term debt                    (4,764)          (79)
                                                      --------      --------
Net cash (used in) provided by financing activities     (4,957)        1,921
                                                      --------      --------
(Decrease) increase in cash and cash equivalents          (488)          990
Cash and cash equivalents at beginning of period         4,459         3,982
                                                      --------      --------
Cash and cash equivalents at end of period            $  3,971      $  4,972
                                                      ========      ========

See accompanying notes.

                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


                                  April 5, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 5, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 4, 1998.

2.   Financing Obligations

The Company has a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured and currently provides borrowings for up to $83.3 million. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At April 5, 1998, $62.5 million was outstanding and $20.8 million was available for borrowing under the Facility.

The Company has entered into an interest rate swap agreement with a commercial bank which effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 6.22% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the remaining life of the Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the then prevailing interest rates for the time to maturity of the swap agreement. The interest rate swap agreement terminates at the time the Facility matures.

3.   Earnings Per Share

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. This statement is effective for fiscal periods ending after December 15, 1997 and requires restatement of prior periods' earnings per share data. Under this Statement the calculation of primary and fully diluted earnings per share is replaced with basic and diluted earnings per share and requires presentation of both amounts on the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of this Statement had no significant impact on earnings per share calculations for any period presented.

                              Movie Gallery, Inc.

3.  Earnings Per Share (continued)

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (399,000 for the thirteen weeks ended April 5, 1998 and none for the thirteen weeks ended April 6, 1997). No adjustments were made to net income in the computation of basic or diluted earnings per share.

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

                                                   Thirteen weeks ended
                                          --------------------------------------
                                          April 5       April 6       Increase
                                            1998          1997       (Decrease)
                                          -------       -------      -----------
Revenues:
   Rentals                                  83.6%         84.6%          (1.0)%
   Product sales                            16.4          15.4            1.0
                                           -----         -----           ----
                                           100.0         100.0            --
Operating costs and expenses:
   Store operating expenses                 49.8          50.5           (0.7)
   Amortization of rental inventory         24.5          24.8           (0.3)
   Amortization of intangibles               2.5           2.7           (0.2)
   Cost of product sales                    10.7           8.7            2.0
   General and administrative                6.0           6.1           (0.1)
                                           -----         -----           ----
Total                                       93.5          92.8            0.7
                                           -----         -----           ----
Operating income                             6.5           7.2           (0.7)
Interest expense, net                       (2.2)         (2.3)           0.1
                                           -----         -----           ----
Income before income taxes                   4.3           4.9           (0.6)
Income taxes                                 1.6           1.9           (0.3)
                                           -----         -----           ----
Net income                                   2.7%          3.0%          (0.3)%
                                           =====         =====           ====

Number of stores open at end of period       849           861            (12)
                                           =====         =====           ====


For the thirteen weeks ended April 5, 1998, revenues were $70.5 million, an increase of 7.3% over the comparable period in 1997. The increase was due primarily to an increase in same-store sales of 7.3%. The increase in same-store sales for the first quarter of 1998 was the result of (i) the Company's increase in depth of copies of hit titles compared to the prior year; (ii) an increase in the game rental business due to increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms; and (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores.

Product sales as a percentage of total revenue for the thirteen weeks ended April 5, 1998 was 16.4%, an increase from 15.4% for the comparable period in 1997. This increase was primarily the result of (i) the Company's continued and increased emphasis on the sale of previously viewed rental inventory and (ii) an increase in new tape sales associated primarily with better merchandised product.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, decreased as a percentage of revenues to 49.8% for the thirteen weeks ended April 5, 1998 from 50.5% for the comparable period in 1997. The decrease in store operating expenses as a percentage of revenues was primarily due to the same-store sales increase during the quarter, offset, in part, by an increase in revenue sharing expense and an increase in rent associated with newly built stores and renewals, expansions and relocations of existing stores.

                           Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       And Financial Condition (continued)


For the first quarter of 1998, amortization of videocassette rental inventory decreased as a percentage of revenue to 24.5% from 24.8% for the comparable period in 1997, but increased by approximately $1 million period over period. The dollar increase in amortization is attributable to the Company's increased rental inventory purchases, which began in the fourth quarter of 1996 and continued through the first nine months of 1997 in response to industry-wide competitive issues. The decrease in amortization as a percentage of revenues is due primarily to the increased revenues associated with the Company's same-store sales increase for the quarter.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 56.5% for the first quarter of 1997 to 65.1% for the first quarter of 1998. The decrease in product sales gross margins resulted primarily from an effort by the Company to market more aggressively both its new tape inventory and its stock of previously viewed tapes.

General and administrative expenses as a percentage of revenue decreased to 6.0% for the first quarter of 1998 from 6.1% for the comparable period in 1997. Net interest expense as a percentage of revenues decreased to 2.2% for the first quarter of 1998 from 2.3% for the first quarter of 1997. These decreases were due primarily to the increasing revenues that the Company has achieved.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, the relocation of existing stores and the continued upgrading and installation of the Company's point of sale system and management information systems. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During the first quarter of 1998, the Company generated approximately $11.7 million in Adjusted EBITDA versus approximately $7.2 million for the first quarter of 1997, an increase of approximately 62.9%. The increase in Adjusted EBITDA is attributable primarily to both the same-store sales increase of 7.3% and the Company's leveraging of rental inventory purchases in the first quarter of 1998 versus the comparable period in 1997. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of videocassette rental inventory which excludes inventory purchases specifically for new store openings. This definition differs from previous disclosures, because the Company now excludes new store inventory purchases from the calculation of Adjusted EBITDA. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

                           Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       And Financial Condition (continued)


Net cash provided by operating activities was $21.4 million for the first quarter of 1998 as compared to $21.9 million for the first quarter of 1997. The decrease was primarily due to a decrease in accounts payable and other accrued liabilities, offset in part by an increase in depreciation and amortization, as well as a decrease in merchandise inventory.

Net cash used in investing activities was $16.9 million for the first quarter of 1998 as compared to $22.8 million for the first quarter of 1997, primarily as a result of a decrease in the expenditures of capital for both videocassette rental inventory and property, furnishings and equipment.

Net cash used in financing activities was $5.0 million for the first quarter of 1998 as compared to net cash provided by financing activities of $1.9 million for the first quarter of 1997. This change resulted directly from the Company's improved Adjusted EBITDA performance and allowed the Company to decrease its debt outstanding at quarter end versus an increase in debt in the comparable quarter of the prior year.

The Company has a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). The Facility is unsecured and currently provides borrowings for up to $83.3 million. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At April 5, 1998, $62.5 million was outstanding and $20.8 million was available for borrowing under the Facility.

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

At April 5, 1998, the Company had a working capital deficit of $13.2 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include competitive factors and weather conditions within the Company's geographic markets, adequate product availability from Hollywood and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 4, 1998.

                           Part II - Other Information


Item 1. Legal Proceedings

In June 1997, certain former shareholders of Home Vision Entertainment, Inc. ("Home Vision") filed a complaint against the Company in the U. S. District Court for the District of Maine asserting a claim for breach of contract in connection with the merger of the Company and Home Vision in July 1996. These shareholders ultimately sought damages in excess of $10 million plus costs. On March 19, 1998, the Company received a jury verdict in its favor with respect to all claims brought against it and does not expect to pay any monetary damages associated with this case.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits

            27     Financial Data Schedule

            27.1   Financial Data Schedule - Restated for April 6, 1997

        b)  Reports on Form 8-K

            None.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Movie Gallery, Inc.
                                       ---------------------------------------
                                       (Registrant)



Date:   May 20, 1997                   /s/ J. Steven Roy
                                       ---------------------------------------
                                       J. Steven Roy, Executive Vice President
                                       and Chief Financial Officer