Form 10-Q
period 1998-07-05
MOVIE GALLERY INC
filed 1998-08-18
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 5, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From___________ to__________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 13,422,380.

                               Movie Gallery, Inc.

                                      Index


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets - July 5, 1998 and January 4, 1998.................1

Consolidated Statements of Operations - Thirteen weeks ended
July 5, 1998 and July 6, 1997; Twenty-six weeks ended
July 5, 1998 and July 6, 1997..................................................2

Consolidated Statements of Cash Flows - Twenty-six weeks ended
July 5, 1998 and July 6, 1997..................................................3

Notes to Consolidated Financial Statements (Unaudited) - July 5, 1998..........4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition..........................................6

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                         July 5,     January 4,
                                                          1998          1998
                                                         --------     --------
                                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                             $  1,216     $  4,459
   Merchandise inventory                                    9,756       13,512
   Prepaid expenses                                         1,483        1,341
   Store supplies and other                                 2,937        2,561
   Deferred income taxes                                      255          531
                                                         --------     --------
Total current assets                                       15,647       22,404


Videocassette rental inventory, net                        88,235       92,183
Property, furnishings and equipment, net                   47,021       50,321
Deferred charges, net                                       7,827        8,940
Excess of cost over net assets acquired, net               81,002       83,381
Deposits and other assets                                   1,887        1,904
                                                         --------     --------
Total assets                                             $241,619     $259,133
                                                         ========     ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $ 12,818     $ 21,517
   Accrued liabilities                                      6,061        7,014
   Current portion of long-term debt                          388        4,751
                                                         --------     --------
Total current liabilities                                  19,267       33,282

Long-term debt                                             58,618       63,479
Other accrued liabilities                                   1,389        1,899
Deferred income taxes                                      13,381       12,844

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued and outstanding          --           --
   Common stock, $.001 par value; 60,000,000
       shares authorized, 13,421,030 and 13,418,885
       shares issued and outstanding, respectively             13           13
   Additional paid-in capital                             131,694      131,686
   Retained earnings                                       17,257       15,930
                                                         --------     --------
Total stockholders' equity                                148,964      147,629
                                                         --------     --------
Total liabilities and stockholders' equity               $241,619     $259,133
                                                         ========     ========
See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                 Thirteen weeks ended     Twenty-six weeks ended
                                                                 July 5,       July 6,      July 5,     July 6,
                                                                  1998          1997         1998        1997
                                                                ---------    ---------    ---------    ---------
Revenues:
   Rentals                                                      $  54,090    $  52,045    $ 113,023    $ 107,628
   Product sales                                                    9,572        9,283       21,130       19,378
                                                                ---------    ---------    ---------    ---------
                                                                   63,662       61,328      134,153      127,006
Operating costs and expenses:
   Store operating expenses                                        33,341       32,860       68,391       66,014
   Amortization of videocassette rental inventory                  17,094       17,293       34,396       33,576
   Amortization of intangibles                                      1,747        1,762        3,494        3,536
   Cost of product sales                                            6,678        5,561       14,197       11,266
   General and administrative                                       4,307        4,085        8,567        8,131
                                                                ---------    ---------    ---------    ---------
Operating income (loss)                                               495         (233)       5,108        4,483
Interest expense, net                                              (1,391)      (1,546)      (2,968)      (3,042)
                                                                ---------    ---------    ---------    ---------
Income (loss) before income taxes                                    (896)      (1,779)       2,140        1,441
Income taxes                                                         (341)        (576)         813          648
                                                                ---------    ---------    ---------    ---------
Net income (loss)                                               $    (555)   $  (1,203)   $   1,327    $     793
                                                                =========    =========    =========    =========

Basic and diluted earnings (loss) per share                     $    (.04)   $    (.09)   $     .10    $     .06
                                                                =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                                           13,421       13,420       13,421       13,420
   Diluted                                                         13,421       13,420       13,895       13,420

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                          Twenty-six weeks ended
                                                            July 5,     July 6,
                                                             1998        1997
                                                           --------    --------

Operating activities
Net income                                                 $  1,327    $    793
Adjustments to reconcile net income to  net cash
  provided by operating activities:
   Depreciation and amortization                             44,189      42,399
   Deferred income taxes                                        813         648
Changes in operating assets and liabilities:
   Merchandise inventory                                      3,756         272
   Other current assets                                        (518)       (405)
   Deposits and other assets                                     17         256
   Accounts payable                                          (8,699)     (6,289)
   Accrued liabilities                                       (1,463)        915
                                                           --------    --------
Net cash provided by operating activities                    39,422      38,589

Investing activities
Business acquisitions                                            (2)       (262)
Purchases of videocassette rental inventory, net            (30,448)    (37,031)
Purchases of property, furnishings and equipment             (2,999)     (8,099)
                                                           --------    --------
Net cash used in investing activities                       (33,449)    (45,392)

Financing activities
Net proceeds from issuance of common stock                        8        --
Payments on notes payable                                      (200)       --
Proceeds from issuance of long-term debt                       --         4,000
Principal payments on long-term debt                         (9,024)       (129)
                                                           --------    --------
Net cash (used in) provided by financing activities          (9,216)      3,871
                                                           --------    --------
Decrease in cash and cash equivalents                        (3,243)     (2,932)
Cash and cash equivalents at beginning of period              4,459       3,982
                                                           --------    --------
Cash and cash equivalents at end of period                 $  1,216    $  1,050
                                                           ========    ========

See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 5, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 5, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 4, 1998.

2.   Financing Obligations

The Company has a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). At July 5, 1998, $58.3 million was outstanding and $18.2 million was available for borrowing under the Facility. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

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

3.  Earnings Per Share

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for fiscal periods ending after December 15, 1997 and requires restatement of prior periods' earnings per share data. Under this Statement the calculation of primary and fully diluted earnings per share is replaced with basic and diluted earnings per share and requires presentation of both amounts on the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of this Statement had no significant impact on earnings per share calculations for any period presented.

                               Movie Gallery, Inc.

3. Earnings Per Share (continued)

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (none for the thirteen weeks ended July 5, 1998 and 474,000 for the twenty-six weeks ended July 5, 1998; none for the thirteen weeks and twenty-six weeks ended July 6, 1997). No adjustments were made to net income (loss) in the computation of basic or diluted earnings per share.

4. Recently Issued Accounting Standard

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-up Activities. The SOP is effective for the Company beginning on January 4, 1999, and requires that start-up costs capitalized prior to January 4, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs as of January 3, 1998 will be written off as a cumulative effect of an accounting change as of January 4, 1999. The impact of adopting this SOP has not yet been determined.

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

                                                 Thirteen weeks ended      Twenty-six weeks ended
                                             --------------------------- ---------------------------
                                             July 5,  July 6,  Increase  July 5,  July 6,  Increase
                                              1998     1997   (Decrease)  1998     1997   (Decrease)
                                             --------------------------- ---------------------------
Revenues:
   Rentals                                    85.0%    84.9%     0.1%     84.2%    84.7%    (0.5)%
   Product sales                              15.0     15.1     (0.1)     15.8     15.3      0.5
                                             -----    -----    -----     -----    -----    -----
                                             100.0    100.0      --      100.0    100.0      --
Operating costs and expenses:
   Store operating expenses                   52.4     53.6     (1.2)     51.0     52.0     (1.0)
   Amortization of rental inventory           26.9     28.2     (1.3)     25.6     26.4     (0.8)
   Amortization of intangibles                 2.7      2.9     (0.2)      2.6      2.8     (0.2)
   Cost of product sales                      10.5      9.0      1.5      10.6      8.9      1.7
   General and administrative                  6.7      6.7      --        6.4      6.4      --
                                             -----    -----    -----     -----    -----    -----
Total                                         99.2    100.4     (1.2)     96.2     96.5     (0.3)
                                             -----    -----    -----     -----    -----    -----
Operating income (loss)                        0.8     (0.4)     1.2       3.8      3.5      0.3
Interest expense, net                         (2.2)    (2.5)     0.3      (2.2)    (2.4)     0.2
                                             -----    -----    -----     -----    -----    -----
Income (loss) before income taxes             (1.4)    (2.9)     1.5       1.6      1.1      0.5
Income taxes                                  (0.5)    (0.9)     0.4       0.6      0.5      0.1
                                             -----    -----    -----     -----    -----    -----
Net income (loss)                             (0.9)%   (2.0)%    1.1%      1.0%     0.6%     0.4%
                                             =====    =====    =====     =====    =====    =====

Number of stores open at end of period         842      862     (20)       842      862      (20)
                                             ======   =====    =====     =====    =====    =====

For the thirteen weeks and twenty-six weeks ended July 5, 1998, revenues were $63.7 million and $134.2 million, respectively, increases of 3.8% and 5.6% over the comparable periods in 1997. The increase was due to an increase in same-store sales of 4.6% and 6.0% for the thirteen week and twenty-six week periods, respectively, offset by fewer stores in operation during 1998 versus 1997. The increase in same-store sales for the second quarter and year-to-date period of 1998 was the result of (i) the Company's increase in depth of copies of hit titles compared to the prior year periods; (ii) an increase in the game rental business due to increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms; and (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores.

Product sales as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 5, 1998 were 15.0% and 15.8%, respectively, compared to 15.1% and 15.3% for the comparable periods in 1997, respectively. This increase for the twenty-six weeks ended July 5, 1998 was primarily the result of the Company's increasing sale of previously viewed rental inventory due, in part, to greater quantities of rental product available to consumers.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, decreased as a percentage of revenues to 52.4% and 51.0% for the thirteen weeks and twenty-six weeks ended July 5, 1998, respectively, from 53.6% and 52.0% for the comparable periods in 1997, respectively. The decrease in store operating expenses as a percentage of

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       And Financial Condition (continued)


revenues was primarily due to the same-store sales increase during the quarter and some decreases in several expense categories, offset, in part, by an increase in rental product revenue sharing expense in 1998 versus 1997.

For the second quarter and year-to-date period of 1998, amortization of videocassette rental inventory decreased as a percentage of revenue to 26.9% and 25.6%, respectively, from 28.2% and 26.4% for the comparable periods in 1997, respectively. The decrease in amortization as a percentage of revenues was due primarily to the increased revenues associated with the Company's same-store sales increase for the second quarter and first two quarters of 1998.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 59.9% and 58.1% for the second quarter and year-to-date period of 1997, respectively, to 69.8% and 67.2% for the second quarter and year-to-date period of 1998, respectively. The decrease in product sales gross margins resulted primarily from (i) an intense effort by the Company to reduce inventory levels through discounts on selected inventory, and (ii) lower margins on the sale of previously viewed tapes due to selling those tapes earlier than in the past, which results in a higher write-off of the unamortized value of the tapes at the time of sale.

Net interest expense as a percentage of revenues decreased to 2.2% for the second quarter and year-to-date period of 1998 from 2.5% and 2.4% for the second quarter and year-to-date period of 1997, respectively. These decreases were due primarily to both lower total debt outstanding in 1998 versus 1997 and the increasing revenues that the Company has achieved.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, the relocation of existing stores and the continued maintenance and upgrading of the Company's point of sale system and management information systems. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During the twenty-six weeks ended July 5, 1998, the Company generated approximately $19.4 million in Adjusted EBITDA versus approximately $10.6 million for the comparable period in 1997, an increase of approximately 82.5%. The increase in Adjusted EBITDA is attributable primarily to both the same-store sales increase of 6.0% and the Company's leveraging of rental inventory purchases in the first and second quarters of 1998 versus the comparable periods in 1997. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of videocassette rental inventory which excludes inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       And Financial Condition (continued)


Net cash provided by operating activities was $39.4 million for the twenty-six weeks ended July 5, 1998 as compared to $38.6 million for the comparable period in 1997. The increase was primarily due to an increase in depreciation and amortization, offset in part by a decrease in accounts payable and other accrued liabilities, as well as a decrease in merchandise inventory. Over the past two quarters, the Company's merchandise inventory and accounts payable have been reduced by 27.8% and 40.4%, respectively. Some of these decreases are associated with seasonal changes; however, much of the merchandise inventory reduction is attributable to the Company attempting to reduce and refine its sell-through inventory presentation by selling older, less-attractive titles to consumers at a discount and replacing this merchandise with fewer, more attractive product offerings. The accounts payable decrease is due both to seasonality as well as the fact that the Company has lowered its overall tape purchases versus a year ago through copy depth initiatives and revenue sharing, which has lowered its outstanding payables amount at quarter end.

Net cash used in investing activities was $33.4 million for the twenty-six weeks ended July 5, 1998 as compared to $45.4 million for the comparable period in 1997, primarily as a result of a decrease in the expenditures of capital for both videocassette rental inventory and property, furnishings and equipment.

Net cash used in financing activities was $9.2 million for the twenty-six weeks ended July 5, 1998 as compared to net cash provided by financing activities of $3.9 million for the comparable period in 1997. This change resulted directly from the Company's improved Adjusted EBITDA performance and allowed the Company to decrease its debt outstanding during the first two quarters of 1998 versus an increase in debt in the comparable period of the prior year.

The Company has a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). At July 5, 1998, $58.3 million was outstanding and $18.2 million was available for borrowing under the Facility. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms that will be acceptable, if at all.

At July 5, 1998, the Company had a working capital deficit of $3.6 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 3, 1998. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

   1. The six nominees proposed by the Board of Directors were elected as directors by the following votes:

             Name                     For           Withheld
      -------------------         ----------        --------
      Joe Thomas Malugen          10,660,348         31,335
      H. Harrison Parrish         10,660,548         31,135
      William B. Snow             10,660,468         31,215
      Sanford C. Sigoloff         10,646,798         44,885
      Phillip  B. Smith           10,660,298         31,385
      Joseph F. Troy              10,657,548         34,135

   2. A proposal to amend the Company's 1994 Stock Plan, as amended, to increase the number of shares available for grant from 2,250,000 to 2,600,000 was approved by a vote of 8,238,915 for versus 2,384,268 against. There were 23,500 abstentions and 45,000 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits

            27    Financial Data Schedule
            27.1  Financial Data Schedule - Restated for July 6, 1997

        b)  Reports on Form 8-K

            None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Movie Gallery, Inc.
                                       -----------------------------------------


Date:   August 18, 1998                /s/ J. Steven Roy
                                       -----------------------------------------
                                       J. Steven Roy, Executive Vice President
                                       and Chief Financial Officer