Form 10-Q
period 1998-10-04
MOVIE GALLERY INC
filed 1998-11-19
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended October 4, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of November 12, 1998 was 13,427,980.

                              Movie Gallery, Inc.

                                     Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - October 4, 1998 and January 4, 1998.............1

Consolidated Statements of Operations - Thirteen weeks and
thirty-nine weeks ended October 4, 1998 and October 5, 1997...................2

Consolidated Statements of Cash Flows - Thirty-nine weeks
ended October 4, 1998 and October 5, 1997.....................................3

Notes to Consolidated Financial Statements - October 4, 1998..................4

Item 2.  Management's Discussion and Analysis of Results
of Operations and Financial Condition.........................................6

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................11

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                        October 4,  January 4,
                                                           1998       1998
                                                       ---------    ---------
                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                           $   1,201    $   4,459
   Merchandise inventory                                  11,010       13,512
   Prepaid expenses                                        1,267        1,341
   Store supplies and other                                3,438        2,561
   Deferred income taxes                                     273          531
                                                       ---------    ---------
Total current assets                                      17,189       22,404

Videocassette rental inventory, net                       44,423       92,183
Property, furnishings and equipment, net                  44,973       50,321
Goodwill and other intangibles, net                       87,086       92,321
Deposits and other assets                                  1,917        1,904
Deferred  income taxes                                     2,735         --
                                                       ---------    ---------
Total assets                                           $ 198,323    $ 259,133
                                                       =========    =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $  18,894    $  21,517
   Accrued liabilities                                     6,402        7,014
   Current portion of long-term debt                       6,074        4,751
                                                       ---------    ---------
Total current liabilities                                 31,370       33,282

Long-term debt                                            45,631       63,479
Other accrued liabilities                                    881        1,899
Deferred income taxes                                       --         12,844

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued and outstanding         --           --
   Common stock, $.001 par value; 60,000,000
       shares authorized, 13,425,530 and 13,418,885
       shares issued and outstanding, respectively            13           13
   Additional paid-in capital                            131,712      131,686
   Retained earnings (deficit)                           (10,789)      15,930
   Treasury stock (115,200 shares)                          (495)        --
                                                       ---------    ---------
Total stockholders' equity                               120,441      147,629
                                                       ---------    ---------
Total liabilities and stockholders' equity             $ 198,323    $ 259,133
                                                       =========    =========

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
                     (in thousands, except per share data)


                                         Thirteen weeks ended     Thirty-nine weeks ended
                                        October 4,   October 5,   October 4,   October 5,
                                           1998         1997        1998         1997
                                        ---------    ---------    ---------    ---------
Revenues:
   Rentals                              $  53,104    $  53,776    $ 166,127    $ 161,404
   Product sales                           11,293        8,784       32,423       28,162
                                        ---------    ---------    ---------    ---------
                                           64,397       62,560      198,550      189,566

Operating costs and expenses:
   Store operating expenses                35,190       33,939      103,581       99,953
   Amortization of videocassette
       rental inventory                    58,066       17,593       92,462       51,169
   Amortization of intangibles              1,741        1,739        5,235        5,275
   Cost of  product sales                   7,790        5,762       21,987       17,028
   General and administrative               4,579        4,428       13,146       12,559
                                        ---------    ---------    ---------    ---------
Operating income (loss)                   (42,969)        (901)     (37,861)       3,582
Interest expense, net                      (1,211)      (1,590)      (4,179)      (4,632)
                                        ---------    ---------    ---------    ---------
Loss before income taxes                  (44,180)      (2,491)     (42,040)      (1,050)
Income taxes                              (16,134)        (822)     (15,321)        (174)
                                        ---------    ---------    ---------    ---------
Net loss                                $ (28,046)   $  (1,669)   $ (26,719)   $    (876)
                                        =========    =========    =========    =========
Basic and diluted  loss per share       $   (2.09)   $    (.12)   $   (1.99)   $    (.07)
                                        =========    =========    =========    =========
Weighted average shares outstanding -
    basic and diluted                      13,424       13,419       13,421       13,420
                                        =========    =========    =========    =========
See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                      Thirty-nine weeks ended
                                                      October 4,   October 5,
                                                         1998         1997
                                                      ---------    ---------
Operating activities
Net loss                                              $ (26,719)   $    (876)
Adjustments to reconcile net loss to  net cash
  provided by operating activities:
   Depreciation and amortization                        107,207       64,601
   Deferred income taxes                                (15,321)        (174)
Changes in operating assets and liabilities:
   Merchandise inventory                                  2,502       (3,091)
   Other current assets                                    (803)        (404)
   Deposits and other assets                                (13)         497
   Accounts payable                                      (2,623)      (1,987)
   Accrued liabilities                                   (1,630)        (610)
                                                      ---------    ---------
Net cash provided by operating activities                62,600       57,956

Investing activities
Business acquisitions                                      --           (262)
Purchases of videocassette rental inventory, net        (44,702)     (55,071)
Purchases of property, furnishings and equipment         (4,162)     (10,688)
                                                      ---------    ---------
Net cash used in investing activities                   (48,864)     (66,021)

Financing activities
Net proceeds from issuance of common stock                   26         --
Purchases of treasury stock                                (495)        --
Payments on notes payable                                  (200)        --
Proceeds from issuance of  long-term debt                  --          5,400
Principal payments on long-term debt                    (16,325)        (180)
                                                      ---------    ---------
Net cash (used in) provided by financing activities     (16,994)       5,220
                                                      ---------    ---------
Decrease in cash and cash equivalents                    (3,258)      (2,845)
Cash and cash equivalents at beginning of period          4,459        3,982
                                                      ---------    ---------
Cash and cash equivalents at end of period            $   1,201    $   1,137
                                                      =========    =========
See accompanying notes.

                              Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                October 4, 1998


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 4, 1998.

2.  Videocassette Rental Inventory

Effective July 6, 1998, the Company changed its method of amortizing videocassette and video game rental inventory. This new method accelerates the rate of amortization and has been adopted as a result of an industry trend towards significant increases in copy-depth availability from Hollywood studios, which have resulted in earlier satisfaction of consumer demand, thereby, accelerating the rate of revenue recognition. Under the new method, the cost of base stock videocassettes, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock videocassettes, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over six months to a net book value of $4 which is then amortized on a straight-line basis over the next 30 months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months. The Company will continue to expense revenue sharing payments as revenues are earned pursuant to contractual arrangements.

The new method of amortization has been applied to all inventory held at July 6, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The application of the new method of amortizing videocassette and video game rental inventory decreased rental inventory and increased depreciation expense for the quarter ended October 4, 1998 by approximately $43.6 million and increased the net loss and the loss per diluted share by $27.7 million and $2.06, respectively.

Prior to July 6, 1998, videocassette rental inventory (including video games) was recorded at cost and amortized over its economic useful life. Videocassettes considered to be base stock were amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes were amortized as follows: (i) the fourth and any succeeding copies of each title per store were amortized on a straight-line basis over six months to an average net book value of $5 which was then amortized on a straight-line basis over the next thirty months or until the videocassette was sold, at which time the unamortized book value was charged to cost of sales and (ii) copies one through three of each title per store were amortized as base stock.

                               Movie Gallery, Inc.

3.  Financing Obligations

The Company has a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Facility"). At October 4, 1998, $51.0 million was outstanding and $18.8 million was available for borrowing under the Facility. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. Currently, the Company is in default of a minimum net worth covenant in the Facility as a result of the $27.7 million after-tax charge associated with the change in amortization policy. The Company has obtained a temporary waiver of this covenant and is currently in negotiations to refinance the existing Facility.

4.  Earnings Per Share

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

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (none for the thirteen weeks and thirty-nine weeks ended October 4, 1998 and October 5, 1997). No adjustments were made to net loss in the computation of basic or diluted earnings per share.

5.  Recently Issued Accounting Standard

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective for the Company beginning on January 4, 1999, and requires that start-up costs capitalized prior to January 4, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs as of January 3, 1998 will be written off as a cumulative effect of an accounting change as of January 4, 1999. The impact of adopting this SOP has not yet been determined.

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



                                                Thirteen weeks ended                  Thirty-nine weeks ended
                                        ------------------------------------    -----------------------------------
                                        October 4,   October 5,     Increase    October 4,   October 5,    Increase
                                           1998         1997       (Decrease)      1998        1997       (Decrease)
                                         --------     --------      --------     --------     --------     --------
Revenues:
   Rentals                                  82.5%        86.0%         (3.5)%       83.7%        85.1%        (1.4)%
   Product sales                            17.5         14.0           3.5         16.3         14.9          1.4
                                         --------     --------      --------     --------     --------     --------
                                           100.0        100.0            --        100.0        100.0           --
Operating costs and expenses:
   Store operating expenses                 54.6         54.2           0.4         52.2         52.7         (0.5)
   Amortization of rental inventory:
      Recurring                             22.5         28.1          (5.6)        24.6         27.0         (2.4)
      Policy change                         67.7           --          67.7         22.0           --         22.0
   Amortization of intangibles               2.7          2.8          (0.1)         2.6          2.8         (0.2)
   Cost of  product sales                   12.1          9.2           2.9         11.1          9.0          2.1
   General and administrative                7.1          7.1            --          6.6          6.6           --
                                         --------     --------      --------     --------     --------     --------
Total                                      166.7        101.4          65.3        119.1         98.1         21.0
                                         --------     --------      --------     --------     --------     --------
Operating  income (loss)                   (66.7)        (1.4)        (65.3)       (19.1)         1.9        (21.0)
Interest expense, net                       (1.9)        (2.6)          0.7         (2.1)        (2.5)         0.4
                                         --------     --------      --------     --------     --------     --------
Loss before income taxes                   (68.6)        (4.0)        (64.6)       (21.2)        (0.6)       (20.6)
Income taxes                               (25.0)        (1.3)        (23.7)        (7.7)        (0.1)        (7.6)
                                         --------     --------      --------     --------     --------     --------

Net loss                                   (43.6)%       (2.7)%       (40.9)%      (13.5)%       (0.5)%      (13.0)%
                                         ========     ========      ========     ========     ========     ========

Adjusted EBITDA                            5,979        3,624         2,355       25,376       14,250       11,126
                                         ========     ========      ========     ========     ========     ========

Number of stores open at end of period       834          856           (22)         834          856          (22)
                                         ========     ========      ========     ========     ========     ========

For the thirteen weeks and thirty-nine weeks ended October 4, 1998, revenues were $64.4 million and $198.6 million, respectively, increases of 2.9% and 4.7% over the comparable periods in 1997. The increase was due to an increase in same-store sales of 4.6% and 5.5% for the thirteen week and thirty-nine week periods, respectively, partially offset by fewer stores in operation during 1998 versus 1997. The increase in same-store sales for the third quarter and year-to-date period of 1998 was the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from Hollywood studios; (ii) an increase in the game rental business due to both increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and an increase in the number of game titles available for these platforms; (iii) the release of "Titanic", the largest box office movie of all time; and (iv) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores.

                               Movie Gallery, Inc.

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition (continued)

Product sales as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended October 4, 1998 were 17.5% and 16.3%, respectively, compared to 14.0% and 14.9% for the comparable periods in 1997, respectively. This increase for the thirty-nine weeks ended October 4, 1998 was primarily the result of (i) the Company's increasing sale of previously viewed rental inventory due, in part, to greater quantities of rental product available to consumers; and (ii) the impact of the release of "Titanic", for which the Company sold more quantities of than any other sell-through priced title in its history.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues to 54.6% from 54.2% for the thirteen weeks ended October 4, 1998 and October 5, 1997, respectively, and decreased as a percentage of revenues to 52.2% from 52.7% for the thirty-nine weeks ended October 4, 1998 and October 5, 1997, respectively. The changes in store operating expenses as a percentage of revenues for the third quarter and year-to-date period of 1998 versus 1997 were primarily due to
(i) an increase in revenue sharing expense of approximately $1.2 million and $2.9 million for the quarter and year-to-date period ended October 4, 1998, respectively, versus the comparable periods in fiscal year 1997; (ii) increases in store level costs of approximately $400,000 and $800,000 for the third quarter and year-to-date period in 1998, respectively, due to the implementation of the Company's Operation: Excellence program, a program designed to elevate the standards of customer service and store presentation throughout the Company's store base; and (iii) same-store sales increases.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory, which was accounted for as a change in accounting estimate effected by a change in accounting principle. The change resulted in a non-recurring, non-cash, pre-tax charge of $43.6 million. The major impetus for the change in amortization policy is the changing purchasing economics within the industry, which have resulted in a significant increase in new release videos available for rental. While revenue sharing agreements and other copy-depth initiatives have increased customer satisfaction and driven increased rental revenue, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company has changed its amortization policy for rental inventory.

Amortization of videocassette rental inventory for the third quarter and the year-to-date period ended October 4, 1998 was 22.5% and 24.6% of revenue, excluding the non-recurring charge related to the change in amortization policy. Both percentages declined from the comparable periods in 1997. Amortization of videocassette rental inventory for all periods ending prior to July 6, 1998, was calculated under the previous policy described in Note 2 of the "Notes to Consolidated Financial Statements." Significantly reduced tape purchase dollars in 1998 versus 1997, an increased use of revenue sharing, as well as the same-store sales increases in the current year, are the main reasons that the amortization of inventory as a percentage of revenue in 1998 has declined versus 1997.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 65.6% and 60.5% for the third quarter and year-to-date period of 1997, respectively, to 69.0% and 67.8% for the third quarter and year-to-date period of 1998, respectively. The decrease in product sales gross margins resulted primarily from (i) an intense effort by the Company to reduce inventory levels through discounts on selected inventory during the first half of 1998; and (ii) the negative impact of "Titanic", which the Company sold at a below average profit margin and for which the Company sold more units of than any sell-through priced title in its history.

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


Net interest expense as a percentage of revenues decreased to 1.9% and 2.1% for the third quarter and year-to-date period of 1998 from 2.6% and 2.5% for the third quarter and year-to-date period of 1997, respectively. These decreases were due primarily to lower total debt outstanding in 1998 versus 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the remodeling of existing stores, the relocation of existing stores and the continued maintenance and upgrading of the Company's management information systems. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During the thirty-nine weeks ended October 4, 1998, the Company generated $25.4 million in Adjusted EBITDA versus $14.3 million for the comparable period in 1997, an increase of approximately 78.0%. The increase in Adjusted EBITDA is attributable primarily to the same-store sales increase of 5.5% and the Company's leveraging of rental inventory purchases in the first three quarters of 1998 versus the comparable periods in 1997. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of videocassette rental inventory which excludes inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund growth.

Net cash provided by operating activities was $62.6 million for the thirty-nine weeks ended October 4, 1998 as compared to $58.0 million for the comparable period in 1997. The increase was primarily due to (i) an increase in net income before the $27.7 million non-cash, after-tax charge for the change in amortization policy; and (ii) a decrease in merchandise inventory, offset in part by a decrease in accounts payable and other accrued liabilities. Over the past three quarters, the Company's merchandise inventory and accounts payable have been reduced by 18.5% and 12.2%, respectively. Some of these decreases are associated with seasonal changes; however, much of the merchandise inventory reduction is attributable to the Company attempting to reduce and refine its sell-through inventory presentation by selling older, less-attractive titles to consumers at a discount and replacing this merchandise with fewer, more attractive product offerings. The accounts payable decrease is due both to seasonality as well as the fact that the Company has lowered its overall tape purchases versus a year ago through copy depth initiatives and revenue sharing, which has lowered its outstanding payables amount at quarter end.

Net cash used in investing activities was $48.9 million for the thirty-nine weeks ended October 4, 1998 as compared to $66.0 million for the comparable period in 1997, primarily as a result of a decrease in the expenditures of capital for both videocassette rental inventory and property, furnishings and equipment.

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


Net cash used in financing activities was $17.0 million for the thirty-nine weeks ended October 4, 1998 as compared to net cash provided by financing activities of $5.2 million for the comparable period in 1997. This change resulted directly from the Company's improved Adjusted EBITDA performance that allowed the Company to decrease its debt outstanding during the first three quarters of 1998 versus an increase in debt in the comparable period of the prior year.

The Company has a Credit Agreement with First Union National Bank of North Carolina ("First Union") with respect to a reducing revolving credit facility (the "Facility"). At October 4, 1998, $51.0 million was outstanding and $18.8 million was available for borrowing under the Facility. The available amount of the Facility reduces quarterly with a final maturity of June 30, 2000. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

The Company was in default of a minimum net worth covenant in the Facility as a result of the $27.7 million after-tax charge associated with the change in amortization policy. The Company has obtained a temporary waiver of this covenant. In addition, the Company is currently working with First Union to refinance its existing facility. The contemplated new credit facility would be an $85 million senior credit facility with a three-year maturity and which would have covenants similar in type to the Company's existing facility. There can be no assurance that the Company will be able to refinance its existing Facility, or that the minimum net worth covenant, as currently in place, will be revised. The failure to accomplish either of the foregoing would have a material adverse effect on the Company.

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

At October 4, 1998, the Company had a working capital deficit of $14.2 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

During the latter half of 1998, the Company has accelerated its new store opening program and currently intends to develop up to 100 new stores in 1999. The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of Fiscal 1998 and the fiscal year 1999, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

OTHER MATTERS

The Company has performed an analysis of its operating systems to determine systems' compatibility with the upcoming year 2000. Substantially all of the Company's operating systems are year 2000 compliant, and the Company does not believe that there will be any material exposure related to year 2000 compatibility.

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include competitive factors and weather conditions within the Company's geographic markets, adequate product availability from Hollywood, the ability of the Company to restructure the current Facility and obtain refinancing on terms acceptable to the Company, the Company's ability to successfully execute its new store opening program and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 4, 1998.

                          Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             18     Change in Accounting Principle

             27     Financial Data Schedule

             27.1   Financial Data Schedule - Restated for October 5, 1997

          b) Reports on Form 8-K

             None.


                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Movie Gallery, Inc.
                                       ----------------------------------------



Date:  November 18, 1998               /s/ J. Steven Roy
                                       ----------------------------------------
                                       J. Steven Roy, Executive Vice President
                                       and Chief Financial Officer