Form 10-K
period 1999-01-03
MOVIE GALLERY INC
filed 1999-04-05
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended January 3, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________.

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, was approximately $34,937,024. The number of shares of Common Stock outstanding on March 12, 1999, was 13,230,915 shares.

     Documents incorporated by reference:

  1. Notice of 1999 Annual Meeting and Proxy Statement (Part III of Form 10-K).

--------------------------------------------------------------------------------
              The exhibit index to this report appears at page 29.

ITEM 1.  BUSINESS

General

     As of March 12, 1999, Movie Gallery, Inc. (the "Company") owned and operated 828 video specialty stores and had 94 licensees located in 22 states, primarily in the eastern half of the United States, that rent and sell videocassettes and video games. Since the Company's initial public offering in August 1994, the Company has grown from 97 stores to its present size through acquisitions and the development of new stores. The Company is among the three largest video specialty retailers in the United States.

     The Company was incorporated in Delaware in June 1994 under the name Movie Gallery, Inc. From March 1985 until the present time, substantially all of the Company's operations have been conducted through its wholly-owned subsidiary, M.G.A., Inc. The Company's executive offices are located at 739 W. Main Street, Dothan, Alabama 36301, and its telephone number is (334) 677-2108.

Video Industry Overview

     Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the home video rental and sales industry has grown from $0.7 billion in revenue in 1982 to a projected $16.8 billion in 1998 and is projected to reach $24.3 billion by 2008. Paul Kagan estimates that in 1998 consumers rented approximately 3.2 billion videos, a 4% increase over 1997, and purchased more than 600 million videos. In fact, at the end of 1998 over 83% of all television households owned a videocassette recorder ("VCR") and total VCR penetration is expected to approach 90% within the next ten years, according to Paul Kagan. In addition, total VCR sales in the U.S. have increased in each year during the decade of the 1990s and are anticipated to reach their highest level ever in 1999, according to Paul Kagan.

     The concept of revenue sharing and risk sharing between major retailers and the movie studios was embraced by the industry in 1998. Revenue sharing is a concept whereby retailers and movie studios share the risks associated with the rental performance of individual titles. Generally, retailers pay a small upfront fee for each copy leased under revenue sharing, typically $0 to $10. As the movies are rented by consumers, the movie studio receives a percentage of the revenue generated based on a predetermined formula, which is generally less than fifty percent. After a period of time, generally six months to a year, these movies are no longer subject to revenue sharing and are either owned outright by the Company, purchased from the movie studio for a nominal amount or returned to the studio. Revenue sharing allows retailers to vastly increase both copy depth and breadth for the consumers. The increased product serves to potentially recapture lost customers who had become disenfranchised with the movie rental experience due to the unavailability of the most recent new releases of movies. Paul Kagan projects that total revenues for the industry, including both rental and sell-through, increased by 6.8% in 1998 to nearly $17 billion. In fact, Paul Kagan estimates that the combination of rental and sell-through revenue for both VHS tapes and DVD disks will grow at a compound annual rate of over 3% for the next ten years.

     The video retail industry is highly fragmented and continues to experience consolidation pressures. Trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale. The Company believes that the video specialty store industry is continuing to consolidate into regional and national chains. While many of the largest retail chains posted same-store revenue growth, industry sources speculated that many independent operators struggled to maintain market share. The combination of revenue sharing and other copy depth opportunities and increased marketing efforts solidified the positions of the largest retail chains versus independent operators.

     The domestic video retail industry includes both rentals and sales of videocassettes; however, the majority of revenue is generated through the rental of prerecorded videocassettes. There are three primary pricing strategies that the movie studios use to influence the relative levels of videocassette rentals versus sales. First, videocassettes can be priced at relatively high levels, typically between $60 and $75 ("rental priced movies"). These movies are purchased by video specialty stores and are promoted primarily as rental titles. Second, videocassettes can be priced at relatively low levels, typically between $5 and $25 ("sell-through movies"). These movies are purchased by video specialty stores and generally promoted for both rental and new videocassette sales. Third, in an effort to enhance customer satisfaction with the video rental experience, movie studios have developed revenue sharing programs. Movies under revenue sharing programs, as previously discussed, result in quantities purchased that are similar to sell-through movies. During late 1997 and 1998, movie studios greatly increased their revenue sharing programs. Movie studios attempt to maximize total revenue from videocassette releases via the combined utilization of all three pricing structures.

     The increase in sell-through priced movies and revenue sharing programs has greatly increased the availability of previously viewed movies. These movies are made available to the consumer for sale once initial rental demand is met.

     Movie Studio Dependence on Video Rental Industry. The videocassette rental and sales industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies and, according to Paul Kagan, represented approximately $6.7 billion, or 49%, of the $13.8 billion of revenue generated in 1998. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores provide the movie studios with a reliable source of revenue for a large number of their movies by purchasing movies on videocassette that were not successful at the box office. The Company believes the consumer is more likely to view movies which were not box office hits on a rented videocassette than on any other medium because video specialty stores provide an inviting opportunity to browse and make impulse choices among a very broad selection of movie titles. In addition, the Company believes the relatively low cost of video rentals encourages consumers to rent films they might not pay to view at a theater.

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in the customary order of release date, movie theaters, airlines and hotels, video specialty stores, pay-per-view satellite and cable television systems ("Pay-Per-View"), premium cable television, basic cable television and, finally, network and syndicated television. (See "Business -- Competition and Technological Obsolescence") The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. According to Paul Kagan, most movie studios release hit movie videocassettes to the home video market from 30 days to 80 days (extending up to 120 days for certain titles priced for sale rather than rental) prior to the Pay-Per-View release date. A mid-1998 study conducted by Paul Kagan found that movie studios and other independent suppliers of movies to the home video market had increased their average exclusive windows for home video by 10% to 55 days in 1998 versus 50 days in 1997. This level of commitment to the home video industry is indicative of the importance of this channel of distribution to the overall profitability of movie studios and other independent movie suppliers.

Growth Strategy

     During the fiscal years 1994 through 1996, approximately 78% of the Company's growth in total number of stores occurred through the acquisition of stores and the balance occurred through the development of new stores. The Company spent all of 1997 and much of 1998 absorbing the large increase in the number of stores which began in 1994. The Company expects to accelerate its growth rate in 1999 and is currently planning to open up to 100 new stores during the year primarily in secondary and rural markets. It is expected that development of new stores will account for a substantial portion of the Company's growth although the Company may make selective, accretive and strategically consistent acquisitions, provided these acquisitions exceed targeted levels of return on capital. The Company's ability to execute its stated growth strategy will be dependent upon its ability to generate cash flow from operations. The key elements of the Company's development and acquisition strategy include the following:

     Development. From January 1, 1994 through March 12, 1999, the Company has developed 237 stores. The Company utilizes store development to complement its existing base of stores in rural and secondary markets where it finds attractive locations and a sufficient population to support additional video specialty stores. The Company attempts to develop real estate in 3,000 to 5,000 square foot locations primarily in towns with populations from 3,000 to 60,000. Although developed stores generally require approximately one year for revenue to reach the level of a mature store, they typically become profitable within the first six months of operations and produce greater returns on investment than acquired stores.

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



                          Year Ended           Fiscal Year Ended
                         December 31,   ---------------------------------    January 4,
                         -----------    January 5,  January 4, January 3,   to March 12,
                          1994  1995       1997       1998        1999         1999
                         -----  ----    ---------   ---------  ----------   ------------

New Store Openings          25    66         75         50          18            3
Stores Acquired            196   327        174(1)       2           4            0
Stores Closed                2    23         48         59          41           12
Total Stores at End
   of Period               292   662        863        856         837          828

________________________
(1) Includes 98 stores acquired on July 1, 1996 and accounted for as poolings-of-interests. Store counts, prior to the fiscal year ended January 5, 1997, have not been restated for purposes of this table. For total store counts at the end of the fiscal years 1994 through 1996, see "Overview" in
     Item 7.

     Acquisitions. From January 1, 1994 through March 12, 1999, the Company acquired 703 stores. Acquisitions permitted the Company to quickly gain market share and experienced management in markets that the Company believed had potential for growth. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and lower average labor costs, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, typically single store or small chain operators. During the latter portion of the third quarter of 1996, the

Company suspended its acquisition program, primarily in order to concentrate on improving operations at the stores it had acquired and developed from August 1994 through July 1996. The Company acquired four stores in new markets during 1998. Additionally, the Company purchased the business of nine other video stores within existing Company markets, and subsequently consolidated the acquired and existing stores in each market into one location. During 1999, the Company intends to carefully evaluate strategic acquisitions that are both accretive and provide for market penetration or increased market share within cities and towns that are consistent with its strategy.

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

     The Company recently entered into a definitive agreement to purchase the assets and assume the leases of approximately 90 stores operated by Blowout Entertainment, Inc. ("Blowout") for an aggregate purchase price of approximately $2.4 million, subject to adjustments under certain circumstances. Blowout operates video stores within large retailers such as Wal-Mart. The acquisition is expected to close within the second quarter of 1999. The consummation of the acquisition is subject to a number of closing conditions, including the receipt of an order from a bankruptcy court approving the transaction. The Company anticipates that other acquisition opportunities will arise in the future. However, there can be no assurance that future acquisition opportunities will be available or that the integration of future acquisitions will not materially and adversely affect the Company.

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

     New Release Purchases. The Company actively manages its new videocassette purchases in order to balance customer demand with the maximization of profitability. Buying decisions are made centrally which allows the Company to obtain volume discounts, market development funds and cooperative advertising credits that are generally not available to single store or small chain operators.

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

     Store Location and Format. The Company maintains a flexible store format, tailoring the size, inventory and look of each store to local demographics. The Company's stores generally range from approximately 2,000 to 9,000 square feet (averaging approximately 4,800 square feet), with inventories ranging from approximately 4,000 to 15,000 videocassettes. Substantially all of the Company's stores are located in strip centers, anchored by major grocery or discount drug store chains, which provide easy access, good visibility and high traffic.

Movie Gallery Stores

     At March 12, 1999, the Company owned and operated 828 stores, all but one of which were located in leased premises. The following table provides information at March 12, 1999 regarding the number of Company stores located in each state.

                                                                        Number
                                                                          Of
                                                                        Stores
                                                                        ------

    Alabama............................................................. 137
    Florida............................................................. 108
    Texas ..............................................................  83
    Georgia.............................................................  65
    Virginia............................................................  53
    Ohio................................................................  47
    Maine...............................................................  43
    Tennessee...........................................................  41
    Indiana.............................................................  34
    Mississippi ........................................................  33
    Wisconsin...........................................................  32
    South Carolina .....................................................  30
    Missouri............................................................  23
    North Carolina......................................................  21
    Kentucky............................................................  17
    Kansas..............................................................  16
    Louisiana...........................................................  13
    New Hampshire.......................................................  12
    Illinois............................................................  10
    Massachusetts.......................................................   5
    Iowa................................................................   3
    Michigan............................................................   2
                                                                         ---
                      TOTAL............................................. 828
                                                                         ===

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

     The Company has a quality assurance program to ensure compliance with the Company's customer service and store operating policies. A team of quality assurance auditors located in different geographic regions make periodic visits to monitor compliance and report results to the Company's Vice President - Support Operations. District Managers and Regional Managers are expected to quickly address and resolve any compliance problems.

     The Company's policy is to constantly evaluate its existing store base to determine where improvements may benefit the Company's competitive position. In negotiating its leases and renewals, the Company attempts to obtain short lease terms to allow for the mobility necessary to react to changing demographics and other market conditions. The current average remaining life of the Company's leases is approximately two years with over 200 leases considered for renewal each year. The Company actively pursues relocation opportunities to adapt to market shifts. Similarly, the Company may elect to expand and/or remodel certain of its stores in order to improve facilities, meet customer demand and maintain the visual appeal of each store. In order to maximize profits, the Company varies the quantity of its new release inventory, the rental and sales prices for videocassettes and video games and the rental period for catalog titles from location to location to meet competition and demographic demand in the area. The Company generally has a one-day rental term for new release movies less than 90 days old (five days for new releases greater than 90 days old and catalog titles), which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a two-day rental policy. Video games generally have a five-day rental term for both the most recent new releases and older, catalog titles.

Licensees

     In connection with certain of its acquisitions, the Company assumed certain obligations and benefits under license agreements. The Company has entered into additional license agreements with certain former owners of acquired stores and with existing licensees. As of March 12, 1999, the Company had 94 licensees operating under such agreements pursuant to which the Company receives various royalty and license payments and has certain non-monetary obligations to the licensees. For the fiscal year ended January 3, 1999, revenues from licensees were not material to the Company.

Products

     For the fiscal year ended January 3, 1999, over 85% of the Company's rental revenue was derived from the rental of videocassettes, with the remainder being derived primarily from the rental of video games. Substantially all of the Company's revenue from product sales during this period was derived from the sale of new and previously viewed videocassettes, confectionery items and video accessories, such as blank cassettes, cleaning equipment and movie memorabilia.

     The Company's stores generally offer from 4,000 to 15,000 videocassettes and from 200 to 1,000 video games for rental and sale, depending upon location. New release movies are displayed alphabetically and catalog titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children." A typical store's inventory consists of 4,750 catalog movies plus new release titles and older titles which continue to be in strong demand. Each store has a few special interest titles, covering such subjects as hunting, golf and education, selected by management to appeal to the customer base in the store's market area. Buying decisions are made centrally and are based on box office results, actual rental history of comparable titles within each store and industry research.

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

     In an effort to provide more depth of copy on hit titles to better satisfy initial customer demand, certain movie studios in late 1997 began offering incentives and expanded revenue sharing plans which have lowered the average per unit cost of rental inventory. These programs permit the Company to carry larger levels of new release inventory. Thus, the Company has pursued such opportunities and believes that during late 1997 and 1998 these programs had a positive impact on revenues. There can be no assurance that studios will continue to offer such programs or that such programs will continue to have positive results.

     The Company rents and sells video games, which are licensed primarily by "Nintendo," "Sony" and "Sega." Game rentals as a percentage of the Company's total revenues have increased since early 1997 due to the increase in the installed base of 32-bit and 64-bit game platforms. Sony and Sega released new platforms in late 1995, while Nintendo released its N64 platform in the fall of 1996. The Sony and Nintendo platforms continued to grow during 1998 as more households in their markets acquired video game hardware. The Company expects that the video game rental and sales portion of its business will continue to grow during 1999.

Videocassette and Video Game Suppliers

     In August 1997, the Company executed a contract with Major Video Concepts, Inc. ("MVC") by which MVC became the Company's primary supplier of video inventory requirements. The contract was effective through March 31, 1999. The Company is in the process of negotiating a new contract for the primary sourcing of its videocassette inventory. During Fiscal 1998, the Company purchased approximately 70% of its video inventory from MVC. The Company also sourced product from three other major vendors during 1998.

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

     Several companies acquired by the Company had pre-existing long-term contracts with Rentrak Corporation ("Rentrak") whereby product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, the Company consolidated existing contracts with Rentrak into one national agreement. Under this ten-year agreement, the Company has a minimum annual purchase commitment in revenue share, handling fees, sell-through fees and end-of-term buyout fees. The Company utilizes Rentrak on a selective title by title basis.

Marketing and Advertising

     With advertising credits and market development funds that it receives from its video suppliers and the movie studios, the Company uses radio and television advertising, direct mail, newspaper advertising, discount coupons and promotional materials to promote new releases, its video specialty stores and its trade name. Using copy prepared by the Company and the studios, advertising is placed by in-house media buyers. Expenditures for marketing and advertising above the amount of the Company's advertising credits from its suppliers and movie studios have been minimal. The Company anticipates that it will continue to make substantial marketing and advertising expenditures, but that movie studios will continue to support most of such expenditures. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenue. The Company prepares a monthly consumer magazine called Video Buzz and a customized video program (MGTV), both of which feature Company programs, promotions and new releases.

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

Information Systems

     In November 1995, the Company began development of its proprietary point-of-sale ("POS") system. On January 10, 1996, the first Beta test store was installed with the new system. Additional Beta test sites were tested through March 31, 1996. On April 1, 1996, the Company began the rapid deployment of the POS system in its Company stores. By July 1997, the Company had converted all of its stores to the new POS system. The POS system provides detailed information with respect to store operations (including the rental history of titles and daily operations for each store) which is telecommunicated to the corporate office on a daily basis. The POS system is installed in all developed stores prior to opening, and the Company installs the system in all acquired stores as soon after the closing of the acquisition as practicable.

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

     In addition, during the last three years the Company has installed a financial reporting system relating to the general ledger, revenue and accounts payable functions capable of handling the Company's anticipated growth. Additional systems which have been developed and implemented by the Company include a Collections system and a Processing/Distribution Center system.

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

     The Company also competes with Pay-Per-View in which subscribers pay a fee to view a movie selected by the subscriber. Recently developed technologies, referred to as NVOD, permit certain cable companies, direct broadcast satellite companies (such as Direct TV), telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at more frequent intervals (often as frequently as every five minutes) throughout the day. NVOD does not offer full interactivity or VCR functionality, such as allowing consumers to control the playing of the movie (i.e., starting, stopping and rewinding). Ultimately, further improvements in these technologies could lead to the availability to the consumer of a broad selection of movies on demand, referred to as VOD, at a price which may be competitive with the price of videocassette rentals and with the functionality of VCRs. Certain cable and other telecommunications companies have tested and are continuing to test limited versions of NVOD and VOD in various markets throughout the United States and Europe.

     Movies recorded on digital video discs ("DVD"), the same size as audio discs, were introduced during the summer of 1997. Playback machines which play both audio discs and DVD have also been introduced. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD may begin to replace videocassettes. During the transition period, the Company's cost to maintain its inventory may increase. Currently, the Company offers DVD for rental and sale in limited, primarily metropolitan, markets. The Company expects to expand its DVD software availability to other markets once the installed base will support such an investment. Technology has been developed to offer an alternative digital disk platform called Digital Video Express ("Divx"). Divx disks permit 48 hours of viewing from the time playback begins. Subsequent viewings would be available at an additional charge with access and payment handled via modem.

     The advent of DVD and Divx may result in consumers purchasing more films than in the past, which could have a material adverse effect on the Company's rental volume and, as a result, on its profit margins. For the near-term, however, hardware costs for digital disk technologies are expected to remain high, recordability is likely several years away and products on digital disks remain available on VHS, typically at an earlier date. While both DVD and Divx have begun to receive varying degrees of support from the movie studios, it is yet to be determined which of these alternatives will become the dominant alternative to VHS. The Company anticipates that it will react to changing consumer format demands and intends to provide its customers with the rental medium demanded. During 1998, the Company substantially increased its offerings of the DVD technology in select markets.

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

Employees

     As of March 12, 1999, the Company employed approximately 6,100 persons, referred to by the Company as "associates," including approximately 5,800 in retail stores and the remainder in the Company's corporate offices and distribution facility ("Support Center Staff"). Of the retail associates, approximately 1,500 were full-time and 4,300 were part-time. None of the Company's associates is represented by a labor union, and the Company believes that its relations with its associates are good.

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

     Growth Strategy. The Company's long-term strategy is to grow primarily through new store openings and secondarily through acquisitions of existing stores. Successful implementation of the strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's business plan can be executed. The acquisition of existing stores and the opening of new stores require significant amounts of capital. In the past, the Company's growth strategy has been funded through proceeds primarily from public offerings of common stock, and secondarily through bank debt, seller financing, internally generated cash flow and use of the Company's common stock as acquisition consideration. These and other sources of capital, including public or private sales of debt or equity securities, may not be available to the Company in the future.

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

     Acquisitions. The Company's ability to consummate acquisitions and operate acquired stores at the desired levels of sales and profitability may be adversely affected by: (i) the inability to consummate identified acquisitions, which may result from a lack of available capital; (ii) the reduction in the size of the pool of available sellers; (iii) the inability to identify acquisition candidates that fit the Company's criteria (such as size, location and profitability) and who are willing to sell at prices the Company considers reasonable; (iv) more intensive competition to acquire the same video specialty stores the Company seeks to acquire; (v) an increase in price for acquisitions;
(vi) misrepresentations and breaches of contracts by sellers; (vii) the Company's limited knowledge and operating history of the acquired stores; (viii) the replacement of purchasing and marketing systems of acquired stores; and (ix) the integration of acquired stores' systems into the Company's systems and procedures.

     Same-Store Revenues Increases. The Company's ability to maintain or increase same-store revenues during any period will be directly impacted by the following factors, among others, which are often beyond the control of the
Company: (i) increased competition from other video stores, including large national or regional chains, supermarkets, convenience stores, pharmacies, mass merchants and other retailers, which might include significant reductions in pricing to gain market share; (ii) the weather conditions in the selling area;
(iii) the timing of the release of new hit movies by the studios for the video rental market; (iv) competition from special events such as the Olympics or an ongoing major news event of significant public interest; (v) competition from other forms of entertainment such as movie theaters, cable television, Internet-related activities and Pay-Per-View television, including direct satellite television; and (vi) a reduction in, or elimination of, the period of time (the "release window") between the release of hit movie videocassettes to the home video market and the release of these hit movies to the Pay-Per-View markets (currently 30 to 80 days).

     Income Estimates. The Company's ability to meet its income projections for any period are dependent upon many factors, including the following, among others: (i) reductions in revenues caused by factors such as those listed under "Same-Store Revenues Increases" above; (ii) the extent to which the Company experiences an increase in the number of new competitive openings, which tends to divide market share and reduce profitability in a given trade area; (iii) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may tend to increase the satisfaction of demand through product sales which carry lower profit margins than rental revenues; (iv) changes in the prices for the Company's products or a reduction in, or elimination of, the videocassette release window as compared to Pay-Per-View, as determined by the movie studios, could result in a competitive disadvantage for the Company relative to other forms of distribution; (v) the Company's ability to control costs and expenses, primarily rent, store payroll and general and administrative expenses; (vi) the Company's ability to react and obtain other distribution sources for its products in the event that MVC or other primary suppliers are unable to meet the terms of their contracts with the Company; and (vii) advancements and cost reductions in various new technological delivery systems such as (a) Pay-Per-View cable television systems and digital satellite systems offering NVOD or VOD; (b) universal acceptance of DVD and Divx technology which might result in lower profit margins and increased costs associated with higher inventory requirements; and (c) other forms of new technology, which could affect the Company's profit margins.

     Year 2000. The Company believes that all operating systems will be year 2000 compliant prior to December 31, 1999, and does not believe that the costs incurred to address the year 2000 issue have been or will be material to the Company. However, the Company can provide no assurance that its systems or its major vendors will be adequately prepared for the year 2000. Failure to resolve year 2000 issues could have a material adverse impact on the operations of the Company.

Directors and Executive Officers of the Company

Name                        Age   Position(s) Held
----                        ---   ----------------
Joe Thomas Malugen(1)        47   Chairman of the Board and Chief Executive
                                   Officer
H. Harrison Parrish(1)       51   President and Director
William B. Snow(1)(2)        67   Vice Chairman of the Board
Robert L. Sirkis             47   Executive Vice President and Chief Operating
                                   Officer
J. Steven Roy                38   Executive Vice President and Chief Financial
                                   Officer
S. Page Todd                 37   Senior Vice President, Secretary and General
                                   Counsel
Keith A. Cousins             30   Senior Vice President - Real Estate/
                                   Development
William G. Guerrette, Jr.    39   Senior Vice President - Sales
Steven M. Hamil              30   Senior Vice President,  Chief Accounting
                                   Officer and Controller
Richard R. Langford          42   Senior Vice President - Management Information
                                    Systems
Mark S. Loyd                 43   Senior Vice President - Purchasing and Product
                                   Management
Jeffrey S. Stubbs            36   Senior Vice President - Store Operations
Sanford C. Sigoloff(2)(3)    68   Director
Philip B. Smith(2)(3)        63   Director
Joseph F. Troy (1)(3)        60   Director
________________________
(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

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

     Mr. Snow was elected Vice Chairman of the Board in July 1994, and he served as Chief Financial Officer from July 1994 until May 1996. In 1996, Mr. Snow entered into a two-year consulting agreement with the Company and upon its expiration, Mr. Snow and the Company entered into a one-year consulting agreement commencing January 1, 1999. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a director of Homeland Stores, Inc. and Lot$ Off Stores, Inc., publicly held companies. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

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

     Mr. Roy was elected Senior Vice President - Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining the Company, most recently as a Senior Manager in the Audit Department. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994. For more than the previous five years, he had been an attorney practicing tax and corporate law in Dothan, Alabama. Mr. Todd received a B.S. degree in Business Administration from the University of Alabama, his J.D. from the University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.

     Mr. Cousins joined the Company in August 1998 and served as Senior Director of Development, Planning and Analysis until March 1999 when he was elected Senior Vice President - Real Estate/Development. Prior to joining the Company, Mr. Cousins acquired four years of management consulting experience with Computer Sciences Corporation as Program Control Manager; Management Consulting and Research, Inc. as Cost Analyst; and Tecolote Research, Inc. as Advanced Cost Estimator. He has seven years of real estate and property management experience as Senior Director of Development for KinderCare Learning Centers, Inc. and Senior Accountant with Aronov Realty Management Co., Inc. Mr. Cousins received a B.S. degree in Business Administration from Auburn University at Montgomery.

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

     Mr. Stubbs was elected Senior Vice President - Store Operations in November 1997. He joined the Company in November 1995 as a District Manager and served as a Regional Manager prior to his current position. Mr. Stubbs attended Texas A & M University and Southwest Texas State University, where he received his B.B.A. degree in Business Administration and Marketing.

     Mr. Sigoloff became a director of the Company in September 1994. Since 1989, Mr. Sigoloff has been Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc., a management consulting company. In August 1989, LJ Hooker Corporation, a client of Sigoloff & Associates, Inc., appointed Mr. Sigoloff to act as its Chief Executive Officer during its reorganization under Chapter 11 of the United States Bankruptcy Code. From March 1982 until 1988, Mr. Sigoloff was Chairman of the Board, President and Chief Executive Officer of Wickes Companies, Inc., one of the largest retailers in the United States. Mr. Sigoloff is a director of Kaufman and Broad Home Corporation, a publicly held company. In addition, Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

     Mr. Smith became a director of the Company in September 1994. Since 1991, Mr. Smith has been Vice Chairman of the Board of Spencer Trask & Co., and since June 1998, Mr. Smith has been the Vice Chairman of the Board of Laird & Co., LLC. He was formerly a Managing Director of Prudential Securities in its merchant bank. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988 he has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of Digital Video Systems, Inc. and KLS EnviroResources, Inc., publicly held companies. Mr. Smith is an adjunct professor at Columbia University Graduate School of Business.

     Mr. Troy became a director of the Company in September 1994. Mr. Troy is the founder and has been a member of the law firm of Troy & Gould Professional Corporation since May 1970.

     Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $16,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase 105,000 shares of Common Stock to each of Messrs. Sigoloff and Smith, vested options to purchase 130,000 shares to Mr. Troy and vested options to purchase 140,000 shares to Mr. Snow, in each case at or above the fair market value of the Common Stock on the date of grant.

ITEM 2.  PROPERTIES

     At March 12, 1999, all but one of the Company's 828 stores were located on premises leased from unaffiliated persons pursuant to leases with remaining terms which generally vary from one month to six years. The Company is generally responsible for taxes, insurance and utilities under its leases. Rental rates often increase upon exercise of any renewal option, and some leases have percentage rental arrangements pursuant to which the Company is obligated to pay a base rent plus a percentage of the store's revenues in excess of a stated minimum. In general, the stated minimums are set at such a high level of revenues that the Company does not pay additional rents based on reaching the required revenue levels and does not anticipate paying such additional rents in the future. The Company anticipates that future stores will also be located in leased premises. The Company owns a family entertainment center, including a video specialty store, in Meridian, Mississippi.

     The Company's corporate campus is located in four buildings at 739 W. Main Street, Dothan, Alabama, consisting of an aggregate of approximately 13,000 square feet of space, and a portion of an office building located at 2323 W. Main Street, Dothan, Alabama, consisting of approximately 10,000 square feet of space. Two of these buildings with an aggregate of approximately 6,500 square feet of space are owned by the Company and are used for general corporate offices. Two of these buildings which are used primarily for executive and general corporate offices have an aggregate of approximately 6,500 square feet of space and are leased from Messrs. Malugen and Parrish. In Fiscal 1998, these payments totaled $43,800. The remaining office building space is used for general corporate offices and is leased from an unaffiliated third party for a one-year term with multiple one-year renewal options. The Company also leases a 41,730 square foot videocassette processing, distribution and warehouse facility in Dothan, Alabama, from an unaffiliated third party pursuant to a three-year lease with three, three-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

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

                                                     High           Low
                                                    ------         ------
1999
First Quarter (through March 12, 1999) ..........   $7.500         $4.156


1998
First Quarter ...................................    8.125          2.875
Second Quarter ..................................    8.063          5.500
Third Quarter ...................................    7.625          3.625
Fourth Quarter ..................................    8.000          2.813


1997
First Quarter ...................................   13.750          7.500
Second Quarter ..................................    8.000          5.000
Third Quarter ...................................    6.875          3.500
Fourth Quarter ..................................    4.125          2.500

     The last sale price of the Company's Common Stock on March 12, 1999, as reported on the Nasdaq National Market was $4.50 per share. As of March 12, 1999, there were approximately 2,700 holders of the Company's Common Stock, including 115 stockholders of record.

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

 ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal Year Ended                        Year Ended
                                                              --------------------------------------     -------------------------
                                                              January 3,    January 4,     January 5,    December 31,  December 31,
                                                                1999          1998         1997(3)(4)       1995         1994 (6)
                                                              ---------------------------------------------------------------------
                                                                        (dollars in thousands, except per share data)

Statement of Income Data(1):
Revenues:
  Rentals                                                     $ 222,784     $ 220,787      $ 219,002     $ 130,353     $ 47,782
  Product sales                                                  44,849        39,569         35,393        18,848        5,441
                                                              ---------     ---------      ---------     ---------     --------
                                                                267,633       260,356        254,395       149,201       53,223

Operating costs and expenses:
  Store operating expenses                                      137,158       134,141        124,456        67,758       24,119
  Amortization of videocassette rental inventory                106,507(2)     69,177         63,544(5)     29,102       10,263
  Amortization of intangibles                                     7,068         7,206          7,160         3,380          606
  Cost of product sales                                          29,744        24,597         21,143        12,600        4,018
  General and administrative                                     17,996        17,006         20,266        13,525        5,647
  Restructuring and other charges                                    --            --          9,595            --           --
                                                              ---------     ---------      ---------     ---------     --------
Operating income (loss)                                         (30,840)        8,229          8,231        22,836        8,570
  Interest expense, net                                          (5,325)       (6,326)        (5,619)       (1,528)        (486)
  Other, net                                                         --            --             --            --           58
                                                              ---------     ---------      ---------     ---------     --------
Income (loss) before income taxes                               (36,165)        1,903          2,612        21,308        8,142
Income taxes(7)                                                 (13,089)          998          1,006         7,871        2,991
                                                              =========     =========      =========     =========     ========
Net income (loss)                                             $ (23,076)    $     905      $   1,606     $  13,437     $  5,151
                                                              =========     =========      =========     =========     ========
Basic earnings (loss) per share                               $   (1.72)    $     .07      $     .12     $    1.14     $    .64
                                                              =========     =========      =========     =========     ========
Diluted earnings (loss) per share                             $   (1.72)    $     .07      $     .12     $    1.11     $    .63
                                                              =========     =========      =========     =========     ========
Cash dividends declared per share                             $      --     $      --      $      --     $      --     $    .39
                                                              =========     =========      =========     =========     ========
Shares used in computing earnings (loss) per share:
   Basic                                                         13,388        13,420         13,241        11,795        8,083
                                                              =========     =========      =========     =========     ========
   Diluted                                                       13,388        13,421         13,368        12,153        8,152
                                                              =========     =========      =========     =========     ========

Operating Data:
Number of stores at end of period(1)                                837           856            863           750          352
Adjusted EBITDA(8)                                            $  37,378     $  26,898      $  26,232     $   8,766     $  3,902
Increase (decrease) in same-store revenues(9)                       3.9%          1.1%          (1.0)%         0.0%        14.3%


                                                                                                               December 31,
                                                              January 3,    January 4,     January 5,    -----------------------
                                                                1999          1998           1997           1995         1994
                                                              ------------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                                     $   6,983      $  4,459       $  3,982     $   6,255      $  3,723
Videocassette rental inventory, net                              44,998        92,183         89,929        72,979        27,138
Total assets                                                    202,369       259,133        261,577       233,479        76,647
Long-term debt, less current maturities                          46,212        63,479         67,883        19,622         6,681
Total liabilities                                                78,254       111,504        114,853        97,340        29,652
Stockholders' equity                                            124,115       147,629        146,724       136,139        46,995




_________________________
(1) Statement of income data for all periods presented has been restated to include the results of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), which were acquired in two separate pooling-of-interests transactions on July 1, 1996. Home Vision reported on a fiscal year ending September 30 and Hollywood Video reported on a calendar year basis. The Company's results for the fiscal year ended January 5, 1997 are combined with results of Home Vision and Hollywood Video for the period January 1, 1996 to the date of the acquisitions. The results of the Company and Hollywood Video for the years ending December 31, 1995 and 1994 are combined with Home Vision's results for the years ending September 30, 1995 and 1994, respectively. Balance sheet data has also been restated consistent with the statement of income data except the December 31, 1995 balance sheet data includes that of Home Vision at December 31, 1995 instead of September 30, 1995. In order to conform with the fiscal year end of the Company, Home Vision's net loss of $2,082,000 for the quarter ended December 31, 1995 is not reflected in the statement of income data but is reflected in stockholders' equity at December 31, 1995. The ending number of stores for each period presented has been restated to include the store counts of Home Vision and Hollywood Video
(2) Effective July 6, 1998, the Company changed its method of amortizing videocassette rental inventory resulting in non-recurring, non-cash, pre-tax charge of approximately $43.6 million.
(3) On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. The 1996 fiscal year, ended on January 5, 1997, reflects a 53-week year.
(4) Includes a non-recurring charge of approximately $10.4 million for store closures, corporate restructuring and merger-related expenses.
(5) Effective April 1, 1996, the Company changed its method of amortizing videocassette rental inventory resulting in a one-time, non-cash charge of approximately $7.7 million.
(6) General and administrative expenses and income taxes include pro forma adjustments for the change in compensation levels arising from employment contracts with two stockholders who are executive officers of the Company.
(7) The provision for income tax includes pro forma adjustments to reflect income tax expense which would have been recognized if the Company, Home Vision and Hollywood Video had been taxed as C corporations for all periods presented. Historical operating results of the Company, Home Vision and Hollywood Video do not include any provision for income taxes prior to August 2, 1994, October 1, 1994 and July 1, 1996, respectively, due to their S corporation status prior to those dates.
(8) "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, less the Company's purchase of videocassette rental inventory. For purposes of calculating Adjusted EBITDA, the Company's videocassette rental inventory purchases for the fiscal years ended January 3, 1999, January 4, 1998 and January 5, 1997 have been reduced by $1.2 million, $1.3 million and $5.7 million, respectively, associated with inventory purchases specifically for new store openings. New store inventory purchases are not separately identified for the years ended December 31, 1995 and 1994. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund all cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions. To evaluate
     Adjusted EBITDA and the trends it depicts, the components of Adjusted EBITDA, such as net revenues, cost of services and sales, general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(9) Same-store revenue is defined as the aggregate revenues from stores operated by the Company for at least 13 months. Same-store revenues for the Company have not been restated to include the same-store revenues of Home Vision and Hollywood Video.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From August 1994 through July 1, 1996, the Company experienced rapid growth in revenue and operating income primarily as a result of acquiring stores and opening new stores. Since the fall of 1996, the Company's store base has remained relatively constant as the Company has internally developed a similar number of stores as have been closed. The number of stores owned and operated by the Company at the end of each of the following periods is as follows:

               December 31, 1994             352
               December 31, 1995             750
               January 5, 1997               863
               January 4, 1998               856
               January 3, 1999               837

The results of operations for the fiscal year ended January 5, 1997 include the combined results of the Company, Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"). The acquisitions of Home Vision and Hollywood Video were consummated on July 1, 1996 and were accounted for as poolings-of-interests. The above store count totals reflect the combined totals of Movie Gallery, Inc., Home Vision and Hollywood Video for all periods presented. During the fiscal year ended January 3, 1999 ("Fiscal 1998"), 18 stores were developed by the Company, 4 stores were acquired and 41 were closed.

As a result of the 507 store acquisitions during the periods January 1, 1995 through January 3, 1999, the Company recorded $84.9 million in goodwill and other intangibles. Goodwill is amortized on a straight-line basis over twenty years. Other intangibles, which consist primarily of non-compete agreements, are amortized on a straight-line basis over two to ten years.

On July 1, 1996, the Company adopted a fiscal year that ends on the first Sunday following December 30. This change results in the Company having a 52- or 53-week year. The year ended January 5, 1997 ("Fiscal 1996") was a 53-week year, while the fiscal year ended January 4, 1998 ("Fiscal 1997") and Fiscal 1998 were 52-week years.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory, which was accounted for as a change in accounting estimate effected by a change in accounting principle. The major impetus for the change in amortization policy is the changing purchasing economics within the industry and the Company, which have resulted in a significant increase in new release videos available for rental. Revenue sharing agreements and other copy-depth initiatives have increased customer satisfaction of the video rental experience, especially with respect to new release videos, and, thus, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company has changed its amortization policy for rental inventory. The application of the new method of amortizing videocassette and video game rental inventory decreased rental inventory and increased depreciation expense for the year ended January 3, 1999 by approximately $43.6 million and reduced net income and earnings per diluted share by $27.7 million and $2.06, respectively.

Under the new amortization method, the cost of base stock videocassettes, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over the first six months and to a $4 salvage value over the next thirty months. The cost of non-base stock videocassettes, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over the first six months to a net book value of $4, which is then fully amortized on a straight-line basis over the next 30 months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months. The Company will continue to expense revenue sharing payments as revenues are earned pursuant to contractual arrangements.

Prior to July 6, 1998, and pursuant to an accounting change effective April 1, 1996, videocassette and video game rental inventory was recorded at cost and amortized over its economic useful life. Videocassettes considered to be base stock were amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes were amortized as follows: (i) the fourth and any succeeding copies of each title per store were amortized on a straight-line basis over the first six months to an average net book value of $5 which was then fully amortized on a straight-line basis over the next thirty months or until the videocassette was sold, at which time the unamortized book value was charged to cost of sales and (ii) copies one through three of each title per store were amortized as base stock.

During Fiscal 1996, the Company adopted a business restructuring plan to close approximately 50 stores and reduce the corporate organizational staff by approximately 15%. The restructuring plan resulted in a $9.6 million pretax restructuring charge recorded in the third quarter of Fiscal 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. Approximately $3.2 million of costs were paid and charged against the liability as of January 3, 1999. The store closures were substantially completed by the end of Fiscal 1997. Additionally, during the third quarter of Fiscal 1996 the Company incurred merger-related costs of approximately $757,000 related to the acquisition of Home Vision and Hollywood Video.

The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to their S corporation status prior to this date.

The Company currently has a net deferred tax asset of approximately $2.6 million. The Company anticipates the generation of sufficient future taxable income, based on its current operations, to utilize these deferred tax assets.

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

Statement of Operations Data:
                                                                                    53 Weeks
                                                            52 Weeks Ended            Ended
                                                       --------------------------------------
                                                       January 3,     January 4,    January 5,
                                                          1999           1998          1997
                                                       --------------------------------------
Revenues:
  Rentals                                                83.2%          84.8%          86.1%
  Product sales                                          16.8           15.2           13.9
                                                        -----          -----          -----
                                                        100.0          100.0          100.0
Operating costs and expenses:
  Store operating expenses                               51.2           51.5           48.9
  Amortization of videocassette rental inventory:
      Recurring                                          23.5           26.6           22.0
      Policy change                                      16.3             --            3.0
  Amortization of intangibles                             2.7            2.8            2.8
  Cost of  product sales                                 11.1            9.4            8.3
  General and administrative                              6.7            6.5            8.0
  Restructuring and other charges                          --             --            3.8
                                                        -----          -----          -----
                                                        111.5           96.8           96.8
                                                        -----          -----          -----
Operating income (loss)                                 (11.5)           3.2            3.2
Interest expense, net                                    (2.0)          (2.5)          (2.2)
                                                        -----          -----          -----
Income (loss) before income taxes                       (13.5)           0.7            1.0
Income taxes (1)                                         (4.9)           0.4            0.4
                                                        -----          -----          -----
Net income (loss)                                        (8.6)%          0.3%           0.6%
                                                        =====          =====          =====
Number of stores at end of period                         837            856            863
                                                        =====          =====          =====

_____________________
(1) The provision for income taxes includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to its S corporation status prior to this date.

Fiscal year ended January 3, 1999 compared to the fiscal year ended January 4, 1998

     Revenue. Total revenue increased 2.8% to $267.6 million for Fiscal 1998 from $260.4 million for Fiscal 1997. The increase was due primarily to an increase in same-store revenues of 3.9%, offset in part due to fewer average stores open during Fiscal 1998 versus Fiscal 1997. The increase in same-store revenues was primarily the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the video game rental business due to both increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and an increase in the number of game titles available for these platforms; and (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. Product sales increased as a percentage of total revenues to 16.8% for Fiscal 1998 from 15.2% for Fiscal 1997, primarily as a result of an increase in the sales of previously viewed rental inventory.

     Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 51.2% of total revenue for Fiscal 1998 from 51.5% for Fiscal 1997. The decrease in store operating expenses as a percentage of revenues was primarily due to same-store revenue increases, offset in part by an increase in revenue sharing expense of approximately $3.0 million in Fiscal 1998 versus Fiscal 1997.

Recurring amortization of videocassette rental inventory, excluding the non-recurring charge related to the change in amortization policy, decreased in Fiscal 1998 as a percentage of total revenue to 23.5% from 26.6% in Fiscal 1997. Amortization of videocassette rental inventory for all periods ending prior to July 6, 1998, was calculated under the previous policy described in Note 1 of the "Notes to the Consolidated Financial Statements." Significantly reduced tape purchase dollars in Fiscal 1998 versus Fiscal 1997, an increased use of revenue sharing, as well as the same-store revenue increases in Fiscal 1998, are the main reasons that the amortization of inventory as a percentage of revenue in Fiscal 1998 has declined versus Fiscal 1997.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increase in product sales revenue and increased as a percentage of product sales revenue from 62.2% in Fiscal 1997 to 66.3% in Fiscal 1998. The decrease in product sales gross margins is primarily the result of: (i) a concentrated effort by the Company to reduce inventory levels through discounts on selected inventory during the first half of 1998; and (ii) the impact of Titanic, which the Company sold at a below average profit margin and for which the Company sold more units than any sell-through priced title in its history.

General and administrative expenses increased as a percentage of revenues from 6.5% for Fiscal 1997 to 6.7% for Fiscal 1998. The increase is primarily due to Fiscal 1998 increases in fixed asset depreciation, marketing expenses, salaries and wages and other personnel costs, in part associated with the increase in personnel in the Company's real estate department in anticipation of its planned new store development during the fiscal year 1999.

As a result of the above factors, excluding the impact of the amortization policy change, operating income increased by 55% to $12.8 million in Fiscal 1998 from $8.2 million in Fiscal 1997.

Fiscal year ended January 4, 1998 compared to the fiscal year ended January 5, 1997

     Revenue. Total revenue increased 2.3% to $260.4 million for Fiscal 1997 from $254.4 million for Fiscal 1996. The increase was due primarily to an increase in same-store revenues of 1.1%, as well as the net positive effect of closing lower volume stores while internally developing stores that have generated revenue results greater than the closed stores. The increase in same-store revenues was primarily a result of (i) the Company's emphasis in the last half of Fiscal 1997 to increase the depth of copies of "hit titles" within its store base; (ii) an increase in the game rental business due to the advent and consumer acceptance of the Nintendo 64 and Sony Playstation game platforms; and (iii) a decrease in the number of competitive store openings, particularly in the last half of Fiscal 1997. Product sales increased as a percentage of total revenues to 15.2% for Fiscal 1997 from 13.9% for Fiscal 1996, as a result of (i) the Company's continued and increased emphasis on the sale of previously viewed rental inventory; and (ii) an increase in the variety of other products sold in stores, such as video accessories and confectionery items.

     Operating Costs and Expenses. Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased to 51.5% of total revenue for Fiscal 1997 from 48.9% for Fiscal 1996. The increase in store operating expenses was primarily due to (i) strategic responses in the Company's most competitive markets, which affected certain expenses, such as labor hours used and advertising costs; (ii) the national minimum wage increases that were implemented on September 1, 1996 and September 1, 1997; and (iii) increases in rent in connection with the normal renewal of leases in existing stores.

Amortization of videocassette rental inventory increased as a percentage of revenue to 26.6% for Fiscal 1997 from 25.0% for Fiscal 1996 due primarily to (i) a decision by the Company to increase its level of expenditures on rental inventory during the fourth quarter of 1996 and the first half of 1997 in response to industry-wide competitive issues; (ii) an increase in the depth of hit new release titles purchased during the year, which results in more tapes being substantially amortized over six months versus three years; and (iii) a marked increase in the quantity of new game release purchases, which is due to the buildup of inventory related to the consumer acceptance of new game platforms (i.e., Nintendo 64 and Sony Playstation).

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales increased with the increased revenue from product sales and increased as a percentage of revenues from product sales from 59.7% for Fiscal 1996 to 62.2% for Fiscal 1997. The decrease in product sales gross margins resulted primarily from (i) an increase in new tape sales which carry lower margins than other sales items; and
(ii) an effort by the Company to market more aggressively its new tape inventory. These factors were offset, in part, by an increase in the sale of previously viewed rental inventory, the unamortized value of which is expensed to cost of product sales and generally generates higher margins than other product categories.

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

During Fiscal 1998, the Company generated $37.4 million in Adjusted EBITDA versus $26.9 million for Fiscal 1997. The increase in Adjusted EBITDA is attributable primarily to both the same-store revenue increase of 3.9% and the Company's leveraging of rental inventory purchases during Fiscal 1998 versus Fiscal 1997. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of videocassette rental inventory which excludes inventory purchases specifically for new store openings. Adjusted EBITDA does not take into account capital expenditures, other than purchases of videocassette rental inventory, and does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund cash needs. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, Adjusted EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, Adjusted EBITDA is widely used in the videocassette specialty retailing industry to provide investors with an additional basis to evaluate the ability of the Company to incur and service its debt and to fund acquisitions.

Net cash provided by operating activities was $90.9 million for Fiscal 1998 as compared to $83.9 million for Fiscal 1997. Net income was lower in Fiscal 1998 versus Fiscal 1997 because of the impact of the change in amortization policy. However, cash provided by operating activities increased primarily due to a decrease in merchandise inventory and an increase in accounts payable, as well as higher depreciation and amortization in Fiscal 1998 versus Fiscal 1997. These items were offset, in part, due to a decrease in deferred income taxes and an increase in other current assets in Fiscal 1998 versus Fiscal 1997.

Net cash used in investing activities was $66.3 million for Fiscal 1998 as compared to $83.2 million for Fiscal 1997. This decrease in funds used for investing activities is primarily the result of a decrease in the expenditures of capital for both videocassette rental inventory and property, furnishings and equipment during Fiscal 1998 versus Fiscal 1997.

Net cash used by financing activities was $22.0 million for Fiscal 1998 as compared to $0.2 million for Fiscal 1997. This change resulted directly from the Company's increased Adjusted EBITDA generated in Fiscal 1998 versus Fiscal 1997, which allowed the Company to decrease its debt outstanding during the year by $21.6 million.

During Fiscal 1996, the Company entered into a $125 million reducing revolving credit facility (the "Original Facility"). During 1997, the Company voluntarily reduced the commitment to $90 million. The available amount under the Original Facility began to reduce quarterly on March 31, 1998 with a final maturity date of June 30, 2000. The interest rate of the Original Facility was based on LIBOR plus an applicable margin percentage, which depended on the Company's cash flow generation and borrowings outstanding. At January 3, 1999, $46 million was outstanding and approximately $17 million was available for borrowing under the Original Facility.

The Original Facility was replaced on January 7, 1999 with a new Credit Agreement with First Union National Bank of North Carolina (the "New Facility"). The New Facility provides for borrowings up to $65 million, is an unsecured revolving credit facility and matures on January 7, 2002. The Company may increase the amount of the New Facility to $85 million after April 8, 1999 if existing banks increase their commitments or a new bank(s) enter the Credit
Agreement.  The  interest  rate of the New  Facility  is based on LIBOR  plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the New Facility at any time without penalty. The more restrictive covenants of the New Facility restrict borrowings based upon cash flow levels.

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company has announced a planned increase in its unit growth in 1999, which will be accomplished via opening up to 100 internally developed stores and making selective, accretive and strategically consistent acquisitions, if available to the Company on reasonable terms. To the extent available, future acquisitions may be completed using funds available under the New Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Compan's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At January 3, 1999, the Company had a working capital deficit of $7.6 million, due to the accounting treatment of its videocassette rental inventory. Videocassette rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the New Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1999, including its anticipated new store openings. However, to fund a resumption of the Company's acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

Recently Issued Accounting Standards

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities." The SOP is effective for the Company beginning on January 4, 1999, and requires that certain start-up costs capitalized prior to January 4, 1999 be written off and any such future start-up costs to be expensed as incurred. The unamortized balance of start-up costs as of January 3, 1999 (approximately $650,000 after tax) will be written off as a cumulative effect of an accounting change as of January 4, 1999. The Company estimates the impact of adopting this SOP will not be material to 1999 earnings.

Impact of Year 2000

The Company has performed an analysis of its operating systems to determine systems' compatibility with the upcoming year 2000. Substantially all of the Company's operating systems are year 2000 compliant, including its point-of-sale system. While the Company has begun to actively replace or modify certain software and hardware so that they will properly function on January 1, 2000 and thereafter, the costs associated with these modifications or replacements have not been material to the Company nor does the Company believe these costs will be material in the future.

The Company's payroll software is not currently year 2000 compliant. However, the Company is in the process of replacing its payroll system with a year 2000 compliant package that will provide management with better functionality and reporting. While the current payroll software is the Company's largest year 2000 issue to resolve, the Company believes that its planned software and hardware modifications, as well as its replacement efforts will result in no significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company.

The Company is currently not aware of any major vendor that is not actively managing the process of being year 2000 compliant by December 31, 1999. Thus, the Company does not believe that there are any vendors with a year 2000 issue that would materially impact the results of operations or the liquidity of the Company. However, the Company has no means of ensuring that vendors will be adequately prepared for the year 2000.

The Company is developing contingency plans in the event it experiences system failure related to the year 2000. The Company plans to evaluate the status of year 2000 compliance throughout 1999 to determine whether such contingency plans are adequate, although at this time the Company knows of no reason its modifications and replacements of operating systems will not be effective and completed in a timely manner.

Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). In order to manage this risk, the Company entered into an interest rate swap agreement that effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the New Facility at 5.8% plus an applicable margin percentage. Assuming a hypothetical 10% adverse change in the LIBOR interest rate and assuming debt levels outstanding as of January 3, 1999, the Company would incur an immaterial amount of additional annual interest expense on unhedged variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the potential negative impact on overall economic activity that could exist in such an environment. The Company believes that its exposure to adverse interest rate changes and its impact on its total cost of borrowing capital has been largely mitigated by the interest rate swap agreement that is in place.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference  is  made  to  Part  II,  Item  7,   "Market  Risk   Sensitive
Instruments" of this Form 10-K for the information required by Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The  information  required  by  this  Item  will be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1999  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The  information  required  by  this  Item  will be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1999  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The  information  required  by  this  Item  will be  contained  in the
Company's   definitive   Proxy   Statement  for  its  1999  Annual   Meeting  of
Stockholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) Financial Statements:

           Report of Ernst & Young LLP, Independent Auditors.

           Consolidated  Balance  Sheets as of  January  3, 1999 and  January 4,
           1998.

           Consolidated Statements of Operations for the Fiscal Years Ended January 3, 1999, January 4, 1998 and January 5, 1997.

           Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 3, 1999, January 4, 1998 and January 5, 1997.

           Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1999, January 4, 1998 and January 5, 1997.

           Notes to Consolidated Financial Statements.

       (a)(2) Schedules:

           None.

       (a)(3) Exhibits:

           The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit
  No.   Exhibit Description
------- -------------------
 3.1  - Certificate of Incorporation of the Company. (1)
 3.2  - Bylaws of the Company. (1)
 4.1  - Specimen Common Stock Certificate. (2)
10.1  - 1994 Stock Option Plan,as amended and form of Stock Option Agreement.(3)
10.2  - Form of Indemnity Agreement. (1)
10.3  - Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen. (1)
10.4  - Employment Agreement between M.G.A., Inc. and H. Harrison Parrish. (1)
10.5 - Consulting Agreement between M.G.A., Inc. and William B. Snow dated December 21, 1998. (filed herewith)
10.6  - Employment Agreement between M.G.A., Inc. and J. Steven Roy. (4)
10.7  - Employment Agreement between M.G.A., Inc. and S. Page Todd. (4)
10.8  - Employment Agreement between M.G.A., Inc. and Steven M. Hamil. (4)
10.9 - Employment Agreement between M.G.A., Inc. and Robert L. Sirkis dated September 12, 1997. (filed herewith)
10.10 - Agreement dated March 13, 1997 between Sight & Sound Distributors, Inc. and Movie Gallery, Inc. (3) (portions were omitted pursuant to a request for confidential treatment)
10.11 - Agreement dated August 15, 1997 between Major Video Concepts, Inc. and Movie Gallery, Inc.(5) (portions were omitted pursuant to a request for confidential treatment)
10.12 - Real estate lease dated June 1, 1994 between J. T. Malugen, H. Harrison Parrish and M.G.A., Inc.(1)
10.13 - Real estate lease dated June 1, 1994 between H. Harrison Parrish and M.G.A., Inc.(1)
10.14 - Tax Agreement between M.G.A., Inc. and Joe T. Malugen and Harrison Parrish.(1)
10.15 - Certificate of Title dated October 6, 1992 and United States Patent and Trademark Office Notice of Recordation of Assignment Document dated January 27, 1993 (relating to the Company's acquisition of the "Movie Gallery" service mark, trade name and goodwill associated therewith) (6)
10.16 - Credit Agreement between First Union National Bank of North Carolina and Movie Gallery, Inc. dated July 10, 1996. (7)
10.17 - Credit Agreement between First Union National Bank of North Carolina and Movie Gallery, Inc. dated January 7, 1999. (filed herewith)
10.18 - Asset Purchase Agreement between Blowout Entertainment, Inc. and M.G.A., Inc. dated March 22, 1999. (filed herewith)
18    - Change in Accounting Principle.(8)
18.1  - Change in Accounting Principle.(9)
21    - List of Subsidiaries. (filed herewith)
23    - Consent of Ernst & Young LLP, Independent Auditors. (filed herewith)
27    - Financial Data Schedule. (filed herewith)

_______________
(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to the Company's Form 10-K for the fiscal year ended January 5, 1997.
(4) Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to the Company's Form 10-K for the fiscal year ended January 4, 1998.
(5) Previously filed with the Securities and Exchange Commission on November 19, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended October 5, 1997.
(6) Previously filed with the Securities and Exchange Commission on July 14, 1994, as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(7) Previously filed with the Securities and Exchange Commission on July 15, 1996, as an exhibit to the Company's Current Report on Form 8-K.
(8) Previously filed with the Securities and Exchange Commission on August 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996.
(9) Previously filed with the Securities and Exchange Commission on November 18, 1998, as an exhibit to the Company's Form 10-Q for the quarter ended October 4, 1998.

        (b) Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the quarter ended January 3, 1999.

        (c) Exhibits:

            See (a)(3) above.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOVIE GALLERY, INC.

                                             By /s/ JOE THOMAS MALUGEN
                                               ---------------------------
                                               Joe Thomas Malugen,
                                               Chairman of the Board
                                               and Chief Executive Officer

Date:  April 5, 1999


            Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                         Date
     ---------                       -----                         ----

/s/ JOE THOMAS MALUGEN     Chairman of the Board and           April 5, 1999
-----------------------    Chief Executive Officer
Joe Thomas Malugen

/s/ WILLIAM B. SNOW        Vice Chairman of the Board          April 5, 1999
-----------------------
William B. Snow

/s/ H. HARRISON PARRISH    Director and President              April 5, 1999
-----------------------
H. Harrison Parrish

/s/ SANFORD C. SIGOLOFF    Director                            April 5, 1999
-----------------------
Sanford C. Sigoloff

/s/ J. STEVEN ROY          Executive Vice President and        April 5, 1999
-----------------------    Chief Financial Officer
J. Steven Roy

/s/ STEVEN M. HAMIL        Senior Vice President and           April 5, 1999
-----------------------    Chief Accounting Officer
Steven M. Hamil

                               Movie Gallery, Inc.

                              Financial Statements

     Fiscal years ended January 3, 1999, January 4, 1998 and January 5, 1997

                                    Contents

Report of Ernst & Young LLP, Independent Auditors............................F-1

Audited Financial Statements

Consolidated Balance Sheets..................................................F-2
Consolidated Statements of Operations........................................F-3
Consolidated Statements of Stockholders' Equity..............................F-4
Consolidated Statements of Cash Flows........................................F-5
Notes to Consolidated Financial Statements...................................F-6

                Report of Ernst & Young LLP, Independent Auditors




Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 3, 1999 and January 4, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 3, 1999 and January 4, 1998, and the consolidated results of its operations and its cash flows for each of the three years in period ended January 3, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1998 and 1996 the Company changed its method of accounting for amortization of videocassette rental inventory.


                                                 /s/ Ernst & Young, LLP



Birmingham, Alabama
February 12, 1999


                              Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                 January 3,       January 4,
                                                                    1999             1998
                                                                 ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $  6,983         $  4,459
   Merchandise inventory                                           11,824           13,512
   Prepaid expenses                                                   779            1,341
   Store supplies and other                                         3,772            2,561
   Deferred income taxes                                              312              531
                                                                 --------         --------
Total current assets                                               23,670           22,404
Videocassette rental inventory, net                                44,998           92,183
Property, furnishings and equipment, net                           43,920           50,321
Goodwill and other intangibles, net                                85,743           92,321
Deposits and other assets                                           1,799            1,904
Deferred income taxes                                               2,239               --
                                                                 --------         --------
Total assets                                                     $202,369         $259,133
                                                                 ========         ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $ 23,396         $ 21,517
   Accrued liabilities                                              7,426            7,014
   Current portion of long-term debt                                  442            4,751
                                                                 --------         --------
Total current liabilities                                          31,264           33,282
Long-term debt                                                     46,212           63,479
Other accrued liabilities                                             778            1,899
Deferred income taxes                                                  --           12,844
Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
     authorized, no shares issued and outstanding                      --               --
   Common stock, $.001 par value; 60,000,000
     shares authorized, 13,315,915 and 13,418,885
     shares issued and outstanding                                     13               13
   Additional paid-in capital                                     131,743          131,686
   Retained earnings (deficit)                                     (7,146)          15,930
   Treasury stock (115,200 shares)                                   (495)              --
                                                                 --------         --------
Total stockholders' equity                                        124,115          147,629
                                                                 --------         --------
Total liabilities and stockholders' equity                       $202,369         $259,133
                                                                 ========         ========

See accompanying notes.

                                       F-2


                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                         Fiscal Year Ended
                                                           ---------------------------------------------
                                                           January 3,         January 4,       January 5,
                                                              1999               1998             1997
                                                           ---------------------------------------------

Revenues:
   Rentals                                                 $ 222,784         $ 220,787         $ 219,002
   Product sales                                              44,849            39,569            35,393
                                                           ---------         ---------         ---------
                                                             267,633           260,356           254,395

Operating costs and expenses:
   Store operating expenses                                  137,158           134,141           124,456
   Amortization of videocassette rental inventory            106,507            69,177            63,544
   Amortization of intangibles                                 7,068             7,206             7,160
   Cost of  product sales                                     29,744            24,597            21,143
   General and administrative                                 17,996            17,006            20,266
   Restructuring and other charges                              --                --               9,595
                                                           ---------         ---------         ---------
Operating income (loss)                                      (30,840)            8,229             8,231

   Interest income                                                44                45                99
   Interest expense                                           (5,369)           (6,371)           (5,718)
                                                           ---------         ---------         ---------
Income (loss) before income taxes                            (36,165)            1,903             2,612

Income taxes                                                 (13,089)              998             1,131
                                                           ---------         ---------         ---------
Net income (loss)                                          $ (23,076)        $     905         $   1,481
                                                           =========         =========         =========
Basic and diluted earnings (loss) per share                $   (1.72)        $     .07
                                                           =========         =========

Pro forma earnings per share (unaudited):
Income before income taxes                                                                     $   2,612
Pro forma income taxes                                                                             1,006
                                                                                               ---------
Pro forma net income                                                                           $   1,606
                                                                                               =========
Basic and diluted pro forma earnings per share                                                 $     .12
                                                                                               =========

Weighted average shares outstanding (in thousands):
  Basic                                                       13,388            13,420            13,241
  Diluted                                                     13,388            13,421            13,368

See accompanying notes.

                               Movie Gallery, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                  Additional    Retained                         Total
                                                        Common      Paid-in     Earnings       Treasury       Stockholders'
                                                         Stock      Capital     (Deficit)       Stock            Equity
                                                        ------------------------------------------------------------------

Balance at December 31, 1995                            $   13     $ 122,582    $  13,544       $   --         $136,139
    Net income                                              --            --        1,481           --            1,481
    Issuance of 508,455 shares of common
      stock  for acquisitions, net of issuance
      costs of $322                                         --         8,386           --           --            8,386
    Exercise of stock options for 35,100
      shares                                                --           524           --           --              524
    Tax benefit of stock options exercised                  --           218           --           --              218
    Other transactions by pooled companies                  --           (24)          --           --              (24)
                                                        ------     ---------    ---------       ------         --------
Balance at January 5, 1997                                  13       131,686       15,025           --          146,724

    Net income                                              --            --          905           --              905
                                                        ------     ---------    ---------       ------         --------
Balance at January 4, 1998                                  13       131,686       15,930           --          147,629

    Net loss                                                --            --      (23,076)          --          (23,076)
    Exercise of stock options for
      12,230 shares                                         --            48           --           --               48
    Tax benefit of stock options exercised                  --             9           --           --                9
    Purchases of treasury stock
      (115,200 shares)                                      --            --           --         (495)            (495)
                                                        ------     ---------    ---------       ------        ---------
Balance at January 3, 1999                              $   13     $ 131,743    $  (7,146)      $ (495)       $ 124,115
                                                        ======     =========    =========       ======        =========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                Fiscal Year Ended
                                                                ---------------------------------------------------
                                                                 January 3,          January 4,          January 5,
                                                                    1999                1998                1997
                                                                ---------------------------------------------------


Operating activities
Net income (loss)                                               $ (23,076)          $     905           $   1,481
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                 126,257              88,140              79,625
    Deferred income taxes                                         (14,855)                998                 822
    Restructuring and other charges                                  --                  --                 9,595
    Changes in operating assets and liabilities:
       Merchandise inventory                                        1,911              (3,493)                203
       Other current assets                                          (649)                435               1,365
       Deposits and other assets                                      105                 834                (978)
       Accounts payable                                             1,879              (2,804)             (1,649)
       Accrued liabilities                                           (709)             (1,134)              1,336
                                                                ---------           ---------           ---------
Net cash provided by operating activities                          90,863              83,881              91,800

Investing activities
Business acquisitions                                                (799)               (474)             (8,662)
Purchases of videocassette rental inventory, net                  (59,266)            (70,801)            (77,666)
Purchases of property, furnishings and equipment                   (6,251)            (13,072)            (18,438)
Proceeds from disposal of  equipment                                   --               1,170                  --
                                                                ---------           ---------           ---------
Net cash used in investing activities                             (66,316)            (83,177)           (104,766)

Financing activities
Net proceeds from issuance of common stock                             48                  --                 524
Purchases of treasury stock                                          (495)                 --                  --
Net payments on notes payable                                        (200)                 --             (32,052)
Proceeds from issuance of  long-term debt                              --                  --              72,938
Principal payments on long-term debt                              (21,376)               (227)            (30,717)
                                                                ---------           ---------           ---------
Net cash (used in) provided by financing activities               (22,023)               (227)             10,693
                                                                ---------           ---------           ---------
Increase (decrease) in cash and cash equivalents                    2,524                 477              (2,273)
Cash and cash equivalents at beginning of fiscal year               4,459               3,982               6,255
                                                                ---------           ---------           ---------
Cash and cash equivalents at end of fiscal year                 $   6,983           $   4,459           $   3,982
                                                                =========           =========           =========

Supplemental disclosures of cash flow
   information
Cash paid during the period for interest                        $   5,066           $   5,777           $   5,377
Cash paid during the period for income taxes                          478                  --                 203
Noncash investing and financing information:
   Assets acquired by issuance of notes payable                        --                 200                  --
   Assets acquired by issuance of common stock                         --                  --               8,708
   Tax benefit of stock options exercised                               9                  --                 218

See accompanying notes.

                               Movie Gallery, Inc.

                   Notes to Consolidated Financial Statements

              January 3, 1999, January 4, 1998 and January 5, 1997

1. Accounting Policies

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

The Company's historical financial statements for the fiscal year ended January 5, 1997 have been restated to include the financial position, results of operations and cash flows of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), merger transactions in 1996 which were accounted for as poolings-of-interests (see Note 2).

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

                               Movie Gallery, Inc.

Videocassette Rental Inventory

Effective July 6, 1998, the Company changed its method of amortizing videocassette and video game rental inventory. This new method accelerates the rate of amortization and has been adopted as a result of both an industry and a Company trend toward significant increases in copy-depth availability from movie studios, which have resulted in earlier satisfaction of consumer demand, thereby, accelerating the rate of revenue recognition. Under the new method, the cost of base stock videocassettes, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over the first six months and to a $4 salvage value over the next thirty months. The cost of non-base stock videocassettes, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over the first six months to a net book value of $4 which is then fully amortized on a straight-line basis over the next 30 months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months. The Company will continue to expense revenue sharing payments as revenues are earned pursuant to contractual arrangements.

The new method of amortization has been applied to all inventory held at July 6, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle during the quarter ended October 4, 1998. The application of the new method of amortizing videocassette and video game rental inventory decreased rental inventory and increased depreciation expense for the fiscal year ended January 3, 1999 by approximately $43.6 million and reduced net income by $27.7 million, or $2.06 per basic and diluted share.

Prior to July 6, 1998, and pursuant to an accounting change effective April 1, 1996, videocassette and video game rental inventory was recorded at cost and amortized over its economic useful life. Videocassettes considered to be base stock were amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes were amortized as follows: (i) the fourth and any succeeding copies of each title per store were amortized on a straight-line basis over the first six months to an average net book value of $5 which was then fully amortized on a straight-line basis over the next thirty months or until the videocassette was sold, at which time the unamortized book value was charged to cost of sales and (ii) copies one through three of each title per store were amortized as base stock. The application of this method of amortization increased depreciation expense and cost of sales for the quarter ended June 30, 1996 by approximately $7.7 million. For the fiscal year ended January 5, 1997, the adoption of this method of amortization decreased net income by approximately $4.9 million or $0.37 per diluted share.

Videocassette rental inventory consists of the following (in thousands):

                                                         January 3,   January 4,
                                                            1999         1998
                                                         ----------------------

Videocassette rental inventory                           $ 180,858    $ 175,922
Less accumulated amortization                             (135,860)     (83,739)
                                                         ---------    ---------
                                                         $  44,998    $  92,183
                                                         =========    =========

                               Movie Gallery, Inc.

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the development and construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

Goodwill and Other Intangibles

Goodwill is being amortized on a straight-line basis over twenty years. Other intangibles consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which range from two to ten years. Accumulated amortization of goodwill and other intangibles at January 3, 1999 and January 4, 1998 was $25,245,000 and $18,261,000,
respectively.

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

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred. Advertising costs were $896,000, $728,000 and $1,512,000 for the fiscal years ended January 3, 1999, January 4, 1998 and January 5, 1997, respectively.

Store Opening Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

Earnings Per Share

Effective January 4, 1998, the Company adopted FASB Statement No. 128, "Earnings per Share." This Statement is effective for fiscal periods ending after December 15, 1997 and requires restatement of prior periods' earnings per share data. Under this Statement the calculation of primary and fully diluted earnings per share is replaced with basic and diluted earnings per share and requires presentation of both amounts on the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of this Statement had no significant impact on the earnings per share calculations for any year presented.

                               Movie Gallery, Inc.

Fair Value of Financial Instruments

At January 3, 1999 and January 4, 1998, the carrying value of financial instruments such as cash and cash equivalents, accounts payable, notes payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the provision for business restructuring (see Note 3) and the amortization methods and useful lives of videocassette rental inventory, goodwill and other intangibles. These estimates and assumptions could change and actual results could differ from these estimates.

Recently Issued Accounting Standards

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities." The SOP is effective for the Company beginning on January 4, 1999, and requires that certain start-up costs capitalized prior to January 4, 1999 be written off and any such future start-up costs to be expensed as incurred. The unamortized balance of start-up costs as of January 3, 1999 (approximately $650,000 after tax) will be written off as a cumulative effect of an accounting change as of January 4, 1999. The Company estimates the impact of adopting this SOP will not be material to 1999 earnings.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ended January 3, 1999. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes standards for reporting and display of comprehensive income and its components and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 has no impact on the Company as there have been no transactions resulting in items of comprehensive income.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Unaudited Pro Forma Information

Pro forma income taxes reflect income tax expense which would have been recognized by the Company as a C corporation if the 1996 acquisition of Hollywood Video (see Note 2) had been consummated prior to January 1, 1996. Hollywood Video's historical operating results do not include any provision for income taxes as Hollywood Video was taxed as an S corporation for all periods prior to the merger.

                               Movie Gallery, Inc.

Employee Benefits

The Company has a 401(k) savings plan available to all active employees who are over 21 years of age and have completed one year of service. The Company makes discretionary and matching contributions based on employee compensation. The matching contribution for the fiscal year ended January 3, 1999 was immaterial to the Company.

2.  Acquisitions

On July 1, 1996, the Company acquired Home Vision and Hollywood Video in two separate merger transactions accounted for as poolings-of-interests, pursuant to which the Company issued approximately 769,000 shares of its common stock to Home Vision and Hollywood Video shareholders and assumed approximately $24 million in liabilities. At the time of the merger, Home Vision and Hollywood Video operated 98 video specialty stores in six northeastern and midwestern states.

Separate results of operations of the merged entities for the periods prior to the merger date are as follows (in thousands) (unaudited):

                                                               Six Months Ended
                                                                June 30, 1996
                                                               -----------------
Revenues:
  Movie Gallery                                                    $ 106,307
  Home Vision                                                         11,191
  Hollywood Video                                                      5,307
                                                                   ---------
Combined                                                           $ 122,805
                                                                   =========

Net income (loss):
  Movie Gallery                                                    $   3,106
  Home Vision                                                            (97)
  Hollywood Video                                                       (986)
                                                                   ---------
Combined                                                           $   2,023
                                                                   =========


Costs of approximately $757,000 incurred by the Company in connection with the Home Vision and Hollywood Video mergers have been included in general and administrative expenses in the consolidated statement of operations for the fiscal year ended January 5, 1997.

During 1996, the Company acquired 76 video specialty stores in 20 transactions with unrelated sellers for $21,447,000, including the issuance of 505,094 shares of common stock. The goodwill recorded in connection with these purchases was $9,726,000. These acquisitions were accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements

                              Movie Gallery, Inc.

2. Acquisitions (continued)

from the dates of acquisition. The following pro forma information presents the consolidated results of operations of the Company as though these acquisitions had occurred as of the beginning of the 1996 fiscal year (in thousands, except per share data) (unaudited):

                                                              Fiscal Year Ended
                                                               January 5, 1997
                                                              -----------------

Revenues                                                       $        261,223
Net income                                                                2,521
Earnings per share                                                         0.19


3.  Provision for Business Restructuring

During the third quarter of 1996, the Company began and completed an extensive analysis of both its store base performance and organizational structure and adopted a business restructuring plan to close approximately 50 stores. This analysis resulted in the Company recording a $9.6 million pretax restructuring charge in the third quarter of 1996. The components of the restructuring charge included approximately $5.4 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, as well as approximately $4.2 million in asset write downs. The store closures were substantially completed by the end of the fiscal year ended January 4, 1998. Approximately $3.2 million of restructuring costs were paid and charged against the liability as of January 3, 1999. The stores identified for closure had revenues and operating losses of approximately $0.8 million and $0.4 million, respectively, for the fiscal year ended January 4, 1998 and approximately $6.2 million and $1.6 million, respectively, for the fiscal year ended January 5, 1997.

4.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                                      January 3,      January 4,
                                                         1999            1998
                                                      -------------------------

Land and buildings                                    $  1,889         $  1,879
Furniture and fixtures                                  29,688           29,030
Equipment                                               24,755           23,516
Leasehold improvements and signs                        24,661           22,339
                                                      --------         --------
                                                        80,993           76,764
Accumulated depreciation                               (37,073)         (26,443)
                                                      --------         --------
                                                      $ 43,920         $ 50,321
                                                      ========         ========


                               Movie Gallery, Inc.

5.  Long-Term Debt

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a reducing revolving credit facility (the "Original Facility"). The Original Facility was unsecured and originally provided borrowings for up to $125 million. During 1997, the Company voluntarily reduced the commitment to $90 million. The available amount under the Original Facility began to reduce quarterly on March 31, 1998 and was to mature on June 30, 2000. The interest rate of the Original Facility was based on LIBOR plus an applicable margin percentage, which depended on the Company's cash flow generation and borrowings outstanding. At January 3, 1999, $46 million was outstanding, approximately $17 million was available for borrowing and the effective interest rate was approximately 7.3% under the Original Facility.

The Original Facility was replaced on January 7, 1999 with a new Credit Agreement with First Union National Bank of North Carolina (the "New Facility"). The New Facility is an unsecured revolving credit facility that will mature in its entirety on January 7, 2002. The New Facility provides for borrowings up to $65 million, and the Company may increase the amount of the New Facility to $85 million after April 8, 1999 if existing banks increase their commitments or a new bank(s) enter the Credit Agreement. The interest rate of the New Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The effective interest rate of the New Facility was approximately 6.7% at January 7, 1999. The Company may repay the New Facility at any time without penalty. The more restrictive covenants of the New Facility restrict borrowings based upon cash flow levels.

Concurrent with the New Facility, the Company amended its existing interest rate swap to coincide with the maturity of the New Facility. The amended interest rate swap agreement effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the New Facility at 5.8% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the life of the New Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the then prevailing interest rates for the time to maturity of the swap agreement. The interest rate swap agreement terminates at the time the New Facility matures.

As a result of the New Facility and the amended interest rate swap agreement, the Company will recognize an extraordinary loss on the extinguishment of debt of approximately $1 million, or $.05 per share, during the first quarter of 1999. The extraordinary loss will be comprised primarily of unamortized debt issue costs associated with the Original Facility and the negative value of the original interest rate swap at the time of the amendment.

In connection with certain acquisitions, the Company issued or assumed notes payable which had outstanding balances of $654,000 and $1,230,000 at January 3, 1999 and January 4, 1998, respectively. Generally, these notes are unsecured, require monthly or annual payments and have fixed or variable interest rates ranging from 7% to 9%.

                               Movie Gallery, Inc.

5.   Long-Term Debt (continued)

Scheduled maturities of long-term debt are as follows: $442,000 in 1999, $212,000 in 2000 and $46,000,000 in 2002.

6.  Income Taxes

The following reflects actual income tax expense (benefit) for the fiscal years ended January 3, 1999 and January 4, 1998, and unaudited pro forma income tax expense that the Company would have incurred had Hollywood Video (see Note 2) been subject to federal and state income taxes for the entire fiscal year ended January 5, 1997 (in thousands):

                                                Fiscal Year Ended
                                      ------------------------------------------------
                                      January 3,       January 4,      January 5,
                                         1999             1998            1997
                                      ------------------------------------------------
                                                                      (unaudited pro
                                                                    forma information)
Current payable:
  Federal                              $  1,275         $     --        $     90
  State                                     491               --              --
                                       --------         --------        --------
Total current                             1,766               --              90

Deferred:
  Federal                               (13,423)             903             831
  State                                  (1,432)              95              85
                                       --------         --------        --------
Total deferred                          (14,855)             998             916
                                       --------         --------        --------
                                       $(13,089)        $    998        $  1,006
                                       ========         ========        ========

A reconciliation of income tax expense (benefit) at the federal income tax rate to the Company's effective income tax provision is as follows (in thousands):

                                                        Fiscal Year Ended
                                               ----------------------------------------
                                               January 3,   January 4,   January 5,
                                                  1999         1998         1997
                                               ----------------------------------------
                                                                       (unaudited pro
                                                                     forma information)
Income tax expense (benefit)
 at statutory rate                             $(12,658)    $    647     $    888
State income tax expense (benefit),
 net of federal income tax benefit                 (612)          63           85
Other, net (primarily goodwill not
 deductible for tax purposes)                       181          288           33
                                               --------     --------     --------
                                               $(13,089)    $    998     $  1,006
                                               ========     ========     ========

                               Movie Gallery, Inc.

At January 3, 1999, the Company had net operating loss carryforwards of approximately $12.6 million for income taxes that expire in years 2010 through 2012. Approximately $5.5 million of these carryforwards resulted from the Company's acquisition of Home Vision (see Note 2). Utilization of the net operating loss carryforwards related to the Home Vision acquisition may be subject to a substantial annual limitation due to the statutory provisions of the Internal Revenue Code. The Company has not recorded a valuation allowance related to its deferred tax assets as management considers it more likely than not that available tax strategies and future taxable income will allow the deferred tax assets to be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                          January 3,    January 4,
                                                            1999          1998
                                                          ------------------------
Deferred tax liabilities:
  Videocassette rental inventory                          $    788      $ 17,800
  Furnishings and equipment                                  5,740         5,340
  Goodwill                                                   2,295         1,864
  Other                                                        997         1,214
                                                          --------      --------
    Total deferred tax liabilities                           9,820        26,218
Deferred tax assets:
  Non-compete agreements                                     4,839         4,522
  Net operating loss carryforwards                           4,806         7,870
  Accrued liabilities                                          828         1,493
  Other                                                        438          --
  Alternative minimum tax credit carryforward                1,460            20
                                                          --------      --------
    Total deferred tax assets                               12,371        13,905
                                                          --------      --------
Net deferred tax (assets) liabilities                     $ (2,551)     $ 12,313
                                                          ========      ========

7.  Stockholders' Equity

Common Stock

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of January 3, 1999, common stock of approximately $83,000,000 was available to be issued from this registration.

As of January 3, 1999, the Company had warrants outstanding to purchase approximately 100,000 shares of the Company's common stock, exercisable through June 30, 2000 at an exercise price of $30.11.

                               Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

Earnings Per Share

Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (0, 1,000 and 127,000 for the fiscal years ended January 3, 1999, January 4, 1998 and January 5, 1997, respectively). No adjustments were made to net income or pro forma net income in the computation of basic or diluted earnings per share.

Stock Option Plan

In July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. During 1998, the Company increased the shares reserved for issuance under the Plan from 2,250,000 to 2,600,000. Options granted under the Plan have a 10-year term and generally vest over 3 to 5 years.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of Statement 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and, accordingly, has not recognized compensation cost in connection with the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share (pro forma amounts for the 1996 fiscal year) would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                                                         Fiscal Year Ended
                                                ---------------------------------
                                                 January 3, January 4, January 5,
                                                    1999       1998       1997
                                                ---------------------------------
                                              (in thousands, except per share data)
Pro forma net income (loss)                     $(24,324)    $  (890)    $   218
Pro forma earnings (loss) per share:
  Basic and diluted                                (1.82)       (.07)        .02


                               Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:


                                                          Fiscal Year Ended
                                                 ---------------------------------
                                                 January 3,  January 4,  January 5,
                                                   1999        1998        1997
                                                 ---------------------------------

Expected volatility                                0.733       0.649       0.607
Risk-free interest rate                            4.70%       6.28%       6.34%
Expected life of option in years                   6.0         6.0         6.0
Expected dividend yield                            0.0%        0.0%        0.0%

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

A summary of the Company's stock option activity and related information is detailed below. During 1997, the Company modified 505,100 stock options with exercise prices ranging from $6.00 to $42.63 by cancelling the stock options and issuing 378,827 new stock options at an exercise price of $3.88. This modification excluded directors and certain senior management.

                                                                       Fiscal Year Ended
                                  -----------------------------------------------------------------------------------------------
                                        January 3, 1999                 January 4, 1998                  January 5, 1997
                                  -----------------------------------------------------------------------------------------------
                                              Weighted-Average                Weighted-Average                   Weighted-Average
                                   Options     Exercise Price      Options     Exercise Price        Options      Exercise Price
                                  ---------   ----------------    ---------   ----------------      ---------    ----------------
Outstanding-beginning
  of year                         1,895,537      $10.62           1,318,650      $21.98             1,107,450           $24.63
Granted                             363,000        5.13           1,256,087        4.04               379,500            14.15
Exercised                            12,230        3.88                  --          --                35,100            14.92
Forfeited                            57,408       11.32             679,200       20.50               133,200            23.58

Outstanding-end of year           2,188,899        9.73           1,895,537       10.62             1,318,650            21.98

Exercisable at end of year        1,206,397       12.68             916,908       14.43               622,125            21.28

Weighted-average fair value
  of options granted during
  the year                          $3.43                            $2.62                             $8.84

                               Movie Gallery, Inc.

7.  Stockholders' Equity (continued)

Options outstanding as of January 3, 1999 had a weighted-average remaining contractual life of 8.2 years and exercise prices ranging from $3.00 to $40.00 as follows:

                                                                 Exercise price of
                                             -------------------------------------------------------
                                             $3.00 to $6.00    $14.00 to $22.00     $24.00 to $40.00
                                             -------------------------------------------------------

Options outstanding                            1,530,399            390,500              268,000
Weighted-average exercise price                  $4.24               $15.13               $33.22
Weighted-average remaining contractual life    8.9 years           6.4 years            6.4 years
Options exercisable                             633,447             347,200              225,750
Weighted-average exercise price of
  exercisable options                            $4.13               $15.27               $32.67


8.  Commitments and Contingencies

Rent expense for the fiscal years ended January 3, 1999, January 4, 1998 and January 5, 1997 totaled $40,959,000, $40,788,000 and $37,266,000, respectively.
Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 3, 1999 (in thousands):

          1999                                        $26,065
          2000                                         22,114
          2001                                         13,475
          2002                                          8,018
          2003                                          5,255
          Thereafter                                    7,322
                                                      -------
                                                      $82,249
                                                      =======

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

                               Movie Gallery, Inc.

9.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data). Earnings per share amounts for the first three quarters of 1997 have been restated to comply with FASB Statement No. 128, "Earnings per Share" (see Note 1).


                                                     Thirteen Weeks Ended
                                       --------------------------------------------
                                       April 5,   July 5,    October 4,   January 3,
                                         1998      1998         1998         1999
                                       --------------------------------------------

Revenue                                $70,491   $ 63,662    $ 64,397      $69,083
Operating income (loss)                  4,613        495     (42,969)       7,021
Net income (loss)                        1,882       (555)    (28,046)       3,643
Basic and diluted earnings (loss)
  per share                                .14       (.04)      (2.09)         .27



                                                   Thirteen Weeks Ended
                                       --------------------------------------------
                                       April 6,   July 6,    October 5,   January 4,
                                         1997      1997         1997         1998
                                       --------------------------------------------

Revenue                                $65,678   $ 61,328    $ 62,560      $70,790
Operating income (loss)                  4,716       (233)       (901)       4,647
Net income (loss)                        1,996     (1,203)     (1,669)       1,781
Basic and diluted earnings (loss)
  per share                                .15       (.09)       (.12)         .13


                                Index to Exhibits


Exhibit No.         Description
-----------         -----------
10.5                Consulting  Agreement  between  M.G.A.,  Inc. and William B.
                    Snow dated December 21, 1998

10.9                Employment  Agreement  between  M.G.A.,  Inc.  and Robert L.
                    Sirkis dated September 12, 1997

10.17 Credit Agreement between First Union National Bank of North Carolina and Movie Gallery, Inc. dated January 7, 1999

10.18               Asset Purchase Agreement between Blowout Entertainment, Inc.
                    and M.G.A., Inc. dated March 22, 1999

21                  List of Subsidiaries

23                  Consent of Ernst & Young LLP, Independent Auditors

27                  Financial Data Schedule