Form 10-Q
period 1999-04-04
MOVIE GALLERY INC
filed 1999-05-14
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended April 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of May 12, 1999 was 13,431,115.

                               Movie Gallery, Inc.

                                      Index


Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - April 4, 1999 and January 3, 1999................1

Consolidated Statements of  Income - Thirteen weeks ended April 4, 1999 and April 5, 1998..............................................................2

Consolidated Statements of Cash Flows - Thirteen weeks ended April 4, 1999 and April 5, 1998..............................................................3

Notes to Consolidated Financial Statements - April 4, 1999.....................4

Item 2.  Management's Discussion and Analysis of Results of Operations
and Financial Condition........................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                             April 4,     January 3,
                                                               1999          1999
                                                            ------------------------
                                                            (unaudited)
Current Assets:
   Cash and cash equivalents                                $   4,351      $   6,983
   Merchandise inventory                                       10,760         11,824
   Prepaid expenses                                               910            779
   Store supplies and other                                     3,563          3,772
   Deferred income taxes                                          308            312
                                                            ---------      ---------
Total current assets                                           19,892         23,670

Rental inventory, net                                          45,090         44,998
Property, furnishings and equipment, net                       41,261         43,920
Goodwill and other intangibles, net                            83,932         85,743
Deposits and other assets                                       2,181          1,799
Deferred income taxes                                           1,157          2,239
                                                            ---------      ---------
Total assets                                                $ 193,513      $ 202,369
                                                            =========      =========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $  19,905      $  23,396
   Accrued liabilities                                          6,456          7,426
   Current portion of long-term debt                              252            442
                                                            ---------      ---------
Total current liabilities                                      26,613         31,264

Long-term debt                                                 40,634         46,212
Other accrued liabilities                                         572            778

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
     authorized, no shares issued and outstanding                  --             --
   Common stock, $.001 par value; 60,000,000
     shares authorized, 13,431,115 shares issued
     and outstanding                                               13             13
   Additional paid-in capital                                 131,743        131,743
   Retained earnings (deficit)                                 (5,165)        (7,146)
   Treasury stock (200,200 and 115,200 shares)                   (897)          (495)
                                                            ---------      ---------
Total stockholders' equity                                    125,694        124,115
                                                            ---------      ---------
Total liabilities and stockholders' equity                  $ 193,513      $ 202,369
                                                            =========      =========

See accompanying notes.


                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                     Thirteen weeks ended
                                                     April 4,     April 5,
                                                       1999         1998
                                                     ---------------------

Revenues:
   Rentals                                           $ 59,326     $ 58,933
   Product sales                                       10,294       11,558
                                                     --------     --------
                                                       69,620       70,491
Operating costs and expenses:
   Store operating expenses                            35,853       35,050
   Amortization of rental inventory                    13,751       17,302
   Amortization of intangibles                          1,838        1,747
   Cost of product sales                                6,884        7,519
   General and administrative                           4,917        4,260
                                                     --------     --------
Operating income                                        6,377        4,613
Interest expense, net                                    (866)      (1,577)
                                                     --------     --------
Income before income taxes, extraordinary loss
   and cumulative effect of accounting change           5,511        3,036
Income taxes                                            2,149        1,154
                                                     --------     --------

Income before extraordinary loss and cumulative
   effect of accounting change                          3,362        1,882
Extraordinary loss on early extinguishment of debt       (682)          --
Cumulative effect of accounting change                   (699)          --
                                                     --------     --------
Net income                                           $  1,981     $  1,882
                                                     ========     ========

Basic and diluted earnings per share:
Income before extraordinary loss and cumulative
   effect of accounting change                       $   0.25     $   0.14
Extraordinary loss on early extinguishment of debt      (0.05)          --
Cumulative effect of accounting change                  (0.05)          --
                                                     --------     --------
Net income                                           $   0.15     $   0.14
                                                     ========     ========

Weighted average shares outstanding:
   Basic                                               13,279       13,419
   Diluted                                             13,614       13,818


See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                                                          Thirteen weeks ended
                                                          April 4,     April 5,
                                                            1999         1998
                                                          ---------------------

Operating activities
Net income                                                $  1,981     $  1,882
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt        682           --
     Cumulative effect of accounting change                    699           --
     Depreciation and amortization                          18,757       22,248
     Deferred income taxes                                   1,813        1,154
Changes in operating assets and liabilities:
     Merchandise inventory                                   1,064          714
     Other current assets                                       78         (348)
     Deposits and other assets                                (755)         (41)
     Accounts payable                                       (3,491)      (3,871)
     Accrued liabilities                                    (1,844)        (321)
                                                          --------     --------
Net cash provided by operating activities                   18,984       21,417

Investing activities
Business acquisitions                                          (65)          --
Purchases of rental inventory, net                         (13,812)     (15,397)
Purchases of property, furnishings and equipment            (1,569)      (1,551)
                                                           --------    --------
Net cash used in investing activities                      (15,446)     (16,948)

Financing activities
Net proceeds from issuance of common stock                      --            7
Purchases of treasury stock                                   (402)          --
Payments on notes payable                                       --         (200)
Principal payments on long-term debt                        (5,768)      (4,764)
                                                          --------     --------

Net cash used in financing activities                       (6,170)      (4,957)
                                                          --------     --------

Decrease in cash and cash equivalents                       (2,632)        (488)
Cash and cash equivalents at beginning of period             6,983        4,459
                                                          --------     --------
Cash and cash equivalents at end of period                $  4,351     $  3,971
                                                          ========     ========

See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  April 4, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 3, 1999.

2.  Rental Inventory

Effective July 6, 1998, the Company changed its method of amortizing videocassette and video game rental inventory. This new method accelerates the rate of amortization and has been adopted as a result of an industry trend towards significant increases in copy-depth availability from movie studios, which have resulted in earlier satisfaction of consumer demand, thereby, accelerating the rate of revenue recognition. Under the new method, the cost of base stock videocassettes, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock videocassettes, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over six months to a net book value of $4 which is then amortized on a straight-line basis over the next 30 months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months. The Company will continue to expense revenue sharing payments as revenues are earned pursuant to contractual arrangements.

The new method of amortization has been applied to all rental inventory held at July 6, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. Prior to July 6, 1998, rental inventory was recorded at cost and amortized over its economic useful life. Videocassettes and video games considered to be base stock were amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes and video games were amortized as follows: (i) the fourth and any succeeding copies of each title per store were amortized on a straight-line basis over six months to an average net book value of $5 which was then amortized on a straight-line basis over the next thirty months or until the videocassette or video game was sold, at which time the unamortized book value was charged to cost of sales and
(ii) copies one through three of each title per store were amortized as base stock.

3.  Financing Obligations

On July 10, 1996, the Company entered into a Credit Agreement with First Union National Bank of North Carolina ("First Union") with respect to a reducing revolving credit facility (the "Original Facility"). The Original Facility was unsecured and involved a $90 million commitment that reduced quarterly beginning March 31, 1998. $46 million was outstanding at January 3, 1999. The Original Facility was replaced on January 7, 1999 with a new Credit Agreement with First Union (the "New Facility"). The New Facility is an unsecured revolving credit facility that will mature in its entirety on January 7, 2002. The New Facility provides for borrowings of up to $65 million, and the Company may increase the amount of the New Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the New Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the New Facility at any time without penalty. The more restrictive covenants of the New Facility restrict borrowings based upon cash flow levels.

                              Movie Gallery, Inc.

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

As a result of the New Facility and the amended interest rate swap agreement, the Company recognized an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share, during the first quarter of 1999. The extraordinary loss was comprised primarily of unamortized debt issue costs associated with the Original Facility and the negative value of the original interest rate swap at January 7, 1999.

4.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (335,000 and 399,000 for the thirteen weeks ended April 4, 1999 and April 5, 1998, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

5.  Cumulative Effect of a Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the quarter ended April 4, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the quarter ended April 4, 1999 was not material.

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

                                                         Thirteen weeks ended
                                                        April 4,      April 5,        Increase
                                                          1999          1998         (Decrease)
                                                        ---------------------------------------
Revenues:
   Rentals                                                 85.2%         83.6%           1.6
   Product sales                                           14.8          16.4           (1.6)
                                                        -------       -------         ------
                                                          100.0         100.0             --
Operating costs and expenses:
   Store operating expenses                                51.5          49.8            1.7
   Amortization of rental inventory                        19.8          24.5           (4.7)
   Amortization of intangibles                              2.6           2.5            0.1
   Cost of product sales                                    9.9          10.7           (0.8)
   General and administrative                               7.1           6.0            1.1
                                                        -------       -------         ------
Total                                                      90.9          93.5           (2.6)
                                                        -------       -------         ------
Operating income                                            9.1           6.5            2.6
Interest expense, net                                      (1.2)         (2.2)           1.0
                                                        -------       -------         ------
Income before income taxes, extraordinary loss
   and cumulative effect of accounting change               7.9           4.3            3.6
Income taxes                                                3.1           1.6            1.5
                                                        -------       -------         ------
Income before extraordinary loss and cumulative
   effect of accounting change                              4.8           2.7            2.1
Extraordinary loss on early extinguishment of debt         (1.0)           --           (1.0)
Cumulative effect of accounting change                     (1.0)           --           (1.0)
                                                        -------       -------         ------
Net income                                                  2.8%          2.7%           0.1%
                                                        =======       =======         ======

Adjusted EBITDA (in thousands)                          $11,509       $11,747         $ (238)
                                                        =======       =======         ======

Number of stores open at end of period                      826           849            (23)
                                                        =======       =======         ======

For the thirteen weeks ended April 4, 1999, revenues were $69.6 million, a 1.2% decrease from $70.5 million in the comparable period of the prior year. The Company had 2.7% fewer stores in the operating base at the end of the first quarter versus the prior year. Revenues for the first quarter of 1999 were driven by a 2% increase in same-store revenues from rentals while overall same-store revenues increased only slightly due to decreases in product sales revenue. The increase in same-store rental revenues for the first quarter of 1999 was the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of the Company's continuing focus on the use of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the game rental business due to both increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and an increase in the number of game titles available for these platforms; and (iii) chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. The decrease in product sales revenue was primarily the result of a short-term disruption in the supply of videocassettes held for sale from our primary distributor.

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)



Product sales as a percentage of total revenue for the thirteen weeks ended April 4, 1999 was 14.8%, compared to 16.4% for the comparable period in 1998. This decrease reflects the net impact of the increased rental revenue and the short-term disruption in the supply of videocassettes held for sale discussed above.

Store operating expenses, which reflect direct store expenses such as lease payments and in-store payroll, increased as a percentage of revenues to 51.5% for the thirteen weeks ended April 4, 1999 from 49.8% for the thirteen weeks ended April 5, 1998. This increase in store operating expenses as a percentage of revenues was primarily due to a continuing increase in revenue sharing expenses as a result of the Company's focus on the purchase of rental product using various copy-depth initiatives.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory, which was accounted for as a change in accounting estimate effected by a change in accounting principle and resulted in a non-recurring, non-cash, pre-tax charge of $43.6 million in the quarter ended October 4, 1998. The major impetus for the change in amortization policy is the changing purchasing economics within the industry, which have resulted in a significant increase in new release videos available for rental. While revenue sharing agreements and other copy-depth initiatives have increased customer satisfaction and driven increased rental revenue, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company has changed its amortization policy for rental inventory as described in Note 2 of the "Notes to Consolidated Financial Statements."

Amortization of rental inventory for the thirteen weeks ended April 4, 1999 was 19.8%, down from 24.5% for the comparable period in 1998. Amortization of rental inventory for all periods ending prior to July 6, 1998, was calculated under the previous policy described in Note 2 of the "Notes to Consolidated Financial Statements." A reduction in capital expended for rental inventory purchases from 1998 to 1999, as well as continued increases in the use of revenue sharing, are the main reasons that the amortization of rental inventory as a percentage of revenue in 1999 has declined from 1998 levels.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. Cost of product sales decreased with the decreased revenue from product sales and increased slightly as a percentage of revenues from product sales from 65.1% for the first quarter of 1998 to 66.9% for the first quarter of 1999. The decrease in product sales gross margins resulted primarily from efforts by the Company to promote increased product sales through discounted pricing and special sales promotions.

General and administrative expenses as a percentage of revenue increased to 7.1% for the first quarter of 1999 from 6.0% for the comparable period in 1998 as the Company increased its human resources in preparation for a more aggressive new store development effort in 1999.

As a result of the above factors, primarily the reduction in amortization of rental inventory, operating income increased by 38.2% to $6.4 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998.

Net interest expense as a percentage of revenues decreased to 1.2% for the first quarter of 1999 from 2.2% for the first quarter of 1998. These decreases were due primarily to reductions in total debt outstanding from 1998 to 1999.

During the first quarter of 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share. The extraordinary loss was comprised primarily of the write-off of both the unamortized debt issue costs and the negative value of an interest rate swap agreement in association with the restructuring of its debt obligations discussed below in "Liquidity and Capital Resources."

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


Effective  January 4, 1999,  the  Company  adopted the  provisions  of the AICPA
Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 5 of the "Notes to Consolidated Financial Statements."

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

During the first quarter of 1999, the Company generated $11.5 million in Adjusted EBITDA versus $11.7 million for the comparable period in 1998.
"Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $19.0 million for the first quarter of 1999 as compared to $21.4 million for the first quarter of 1998. The decrease in net cash provided by operating activities was primarily due to decreases in depreciation and amortization and accrued liabilities, as well as an increase in deposits and other assets, partially offset by higher operating income in the first quarter of 1999 versus the first quarter of 1998.

Net cash used in investing activities was $15.4 million for the first quarter of 1999 as compared to $16.9 million for the first quarter of 1998. This decrease in funds used for investing activities is the result of a decrease in the expenditures of capital for rental inventory during the first quarter of 1999 versus the first quarter of 1998.

Net cash used in financing activities was $6.2 million for the quarter ended April 4, 1999 as compared to $5.0 million for the comparable period in 1998. This increase represents an increase in principal payments on long-term debt versus the prior year.

During 1996, the Company entered into an unsecured reducing revolving credit facility (the "Original Facility") which involved a $90 million commitment that reduced quarterly beginning March 31, 1998. $46 million was outstanding at January 3, 1999. The Original Facility was replaced on January 7, 1999 with a new Credit Agreement with First Union National Bank of North Carolina (the "New Facility"). The New Facility provides for borrowings of up to $65 million, is an unsecured revolving credit facility and matures on January 7, 2002. The Company may increase the amount of the New Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the New Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the New Facility at any time without penalty. The more restrictive covenants of the New Facility restrict borrowings based upon cash flow levels.

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company has announced a planned increase in its unit growth in 1999, which is planned to be accomplished via opening up to 100 internally developed stores and making selective, accretive and strategically consistent acquisitions, if available to the Company on reasonable terms. To the extent available, future acquisitions may be completed using funds available under the New Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At April 4, 1999, the Company had a working capital deficit of $6.7 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the New Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for Fiscal 1999, including its anticipated new store openings. However, to fund a resumption of an aggressive acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

In March 1999, the Company entered into a definitive agreement to purchase the assets and assume the leases of approximately 90 stores operated by Blowout Entertainment, Inc. ("Blowout") for an aggregate purchase price of approximately $2.4 million, subject to adjustment under certain circumstances. Blowout operates video stores within large retailers such as Wal-Mart. While the consummation of the acquisition is subject to a number of closing conditions, the Company anticipates consummation of the transaction to occur in May 1999.

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

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include competitive factors and weather conditions within the Company's geographic markets, adequate product availability from movie studios, the Company's ability to successfully execute its new store opening program and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 3, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         There have been no changes in the Company's inherent market risks since the disclosures made as of January 3, 1999 in the Company's annual report on Form 10-K.


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




                                          Movie Gallery, Inc.
                                 -------------------------------------
                                             (Registrant)



                                 /s/ J. Steven Roy
                                 --------------------------------------
                                 J. Steven Roy, Executive Vice President
                                 and Chief Financial Officer


Date: May 14, 1999