Form 10-Q
period 1999-07-04
MOVIE GALLERY INC
filed 1999-08-17
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended July 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of August 13, 1999 was 13,232,415.

                               Movie Gallery, Inc.

                                      Index



Part I.   Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - July 4, 1999 and January 3, 1999.................1

Consolidated Statements of  Operations - Thirteen and twenty-six weeks ended July 4, 1999 and July 5, 1998............................................2

Consolidated  Statements of Cash Flows - Twenty-six weeks ended July 4, 1999 and July 5, 1998...............................................................3

Notes to Consolidated Financial Statements - July 4, 1999......................4

Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition..................................................6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........11

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.................11

Item 6.   Exhibits and Reports on Form 8-K....................................11


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                             July 4,    January 3,
                                                              1999         1999
                                                          ------------------------
                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $   3,937    $   6,983
   Merchandise inventory                                      11,063       11,824
   Prepaid expenses                                              941          779
   Store supplies and other                                    3,338        3,772
   Deferred income taxes                                         343          312
                                                           ---------    ---------
Total current assets                                          19,622       23,670


Rental inventory, net                                         46,619       44,998
Property, furnishings and equipment, net                      40,891       43,920
Goodwill and other intangibles, net                           81,617       85,743
Deposits and other assets                                      2,456        1,799
Deferred income taxes                                          1,609        2,239
                                                           ---------    ---------
Total assets                                               $ 192,814    $ 202,369
                                                           =========    =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                        $  19,282    $  23,396
   Accrued liabilities                                         8,900        7,426
   Current portion of long-term debt                             256          442
                                                           ---------    ---------
Total current liabilities                                     28,438       31,264

Long-term debt                                                37,597       46,212
Other accrued liabilities                                        400          778

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
     authorized, no shares issued and outstanding               --           --
   Common stock, $.001 par value; 35,000,000
     shares authorized, 13,232,415 and 13,315,915
     shares issued and outstanding                                13           13
   Additional paid-in capital                                130,852      131,248
   Retained earnings (deficit)                                (4,486)      (7,146)
                                                           ---------    ---------
Total stockholders' equity                                   126,379      124,115
                                                           ---------    ---------
Total liabilities and stockholders' equity                 $ 192,814    $ 202,369
                                                           =========    =========

See accompanying notes.



                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                          Thirteen weeks ended    Twenty-six weeks ended
                                                          July 4,      July 5,      July 4,      July 5,
                                                           1999         1998         1999         1998
                                                        ------------------------------------------------

Revenues:
   Rentals                                              $  55,971    $  54,090    $ 115,297    $ 113,023
   Product sales                                            9,539        9,572       19,833       21,130
                                                        ---------    ---------    ---------    ---------
                                                           65,510       63,662      135,130      134,153
Cost of sales:
   Cost of rental revenues                                 16,904       18,181       33,530       37,843
   Cost of product sales                                    6,067        6,678       12,951       14,197
                                                        ---------    ---------    ---------    ---------
Gross profit                                               42,539       38,803       88,649       82,113

Operating costs and expenses:
   Store operating expenses                                33,095       32,254       66,073       64,944
   Amortization of intangibles                              2,320        1,747        4,158        3,494
   General and administrative                               5,118        4,307       10,035        8,567
                                                        ---------    ---------    ---------    ---------
Operating income                                            2,006          495        8,383        5,108

Interest expense, net                                        (814)      (1,391)      (1,680)      (2,968)
                                                        ---------    ---------    ---------    ---------
Income (loss) before income taxes, extraordinary item
    and cumulative effect of accounting change              1,192         (896)       6,703        2,140

Income taxes                                                  513         (341)       2,662          813
                                                        ---------    ---------    ---------    ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                      679         (555)       4,041        1,327
Extraordinary loss on early extinguishment of debt           --           --           (682)        --
Cumulative effect of accounting change                       --           --           (699)        --
                                                        ---------    ---------    ---------    ---------
Net income (loss)                                       $     679    $    (555)   $   2,660    $   1,327
                                                        =========    =========    =========    =========

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item and
  cumulative effect of accounting change                $     .05    $    (.04)   $     .30    $     .10
Extraordinary loss on early extinguishment of debt           --           --           (.05)        --
Cumulative effect of accounting change                       --           --           (.05)        --
                                                        ---------    ---------    ---------    ---------
Net income (loss)                                       $     .05    $    (.04)   $     .20    $     .10
                                                        =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                                   13,231       13,421       13,256       13,421
   Diluted                                                 13,623       13,421       13,619       13,895

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                                                        Twenty-six weeks ended
                                                          July 4,     July 5,
                                                           1999         1998
                                                        ----------------------
Operating activities
Net income                                              $  2,660    $  1,327
Adjustments to reconcile net income to  net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of debt        682        --
   Cumulative effect of accounting change                    699        --
   Depreciation and amortization                          36,424      44,189
   Deferred income taxes                                   1,326         813
Changes in operating assets and liabilities:
   Merchandise inventory                                   1,031       3,756
   Other current assets                                      272        (518)
   Deposits and other assets                              (1,030)         17
   Accounts payable                                       (4,114)     (8,699)
   Accrued liabilities                                        91      (1,463)
                                                        --------    --------
Net cash provided by operating activities                 38,041      39,422

Investing activities
Business acquisitions                                     (2,485)         (2)
Purchases of rental inventory, net                       (25,843)    (30,448)
Purchases of property, furnishings and equipment          (3,562)     (2,999)
                                                        --------    --------
Net cash used in investing activities                    (31,890)    (33,449)

Financing activities
Net proceeds from issuance of common stock                     6           8
Purchases of treasury stock                                 (402)       --
Payments on notes payable                                   --          (200)
Principal payments on long-term debt                      (8,801)     (9,024)
                                                        --------    --------
Net cash used in financing activities                     (9,197)     (9,216)
                                                        --------    --------
Decrease in cash and cash equivalents                     (3,046)     (3,243)
Cash and cash equivalents at beginning of period           6,983       4,459
                                                        --------    --------
Cash and cash equivalents at end of period              $  3,937    $  1,216
                                                        ========    ========

See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 4, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 3, 1999.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income. Amortization of rental inventory and revenue sharing expenses have been combined and are presented as cost of rental revenue on the statement of operations.

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

The new method of amortization has been applied to all rental inventory held at July 6, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. Prior to July 6, 1998, videocassettes and video games considered to be base stock were amortized over thirty-six months on a straight-line basis to a $5 salvage value. New release videocassettes and video games were amortized as follows: (i) the fourth and any succeeding copies of each title per store were amortized on a straight-line basis over six months to an average net book value of $5 which was then amortized on a straight-line basis over the next thirty months or until the videocassette or video game was sold, at which time the unamortized book value was charged to cost of sales and (ii) copies one through three of each title per store were amortized as base stock.

3.   Financing Obligations

On January 7, 1999, the Company entered into a new Credit Agreement with First Union National Bank of North Carolina ("First Union") with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The Company may increase the amount of the Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

                               Movie Gallery, Inc.

Concurrent with the Facility, the Company amended its then existing interest rate swap to coincide with the maturity of the Facility. The amended interest rate swap agreement effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 5.8% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the life of the Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the then prevailing interest rates for the time to maturity of the swap agreement. The interest rate swap agreement terminates at the time the Facility matures.

As a result of the Facility and the amended interest rate swap agreement, the Company recognized an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share, during the first quarter of 1999. The extraordinary loss was comprised primarily of unamortized debt issue costs associated with the Company's previous credit facility and the negative value of the previous interest rate swap at January 7, 1999.

4.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (392,000 and none for the thirteen weeks ended July 4, 1999 and July 5, 1998, respectively; 363,000 and 474,000 for the twenty-six weeks ended July 4, 1999 and July 5, 1998, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

5.   Cumulative Effect of a Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the thirteen and twenty-six weeks ended July 4, 1999 was not material.

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition


The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period and the number of stores open at the end of each period.

                                          Thirteen weeks ended          Twenty-six weeks ended
                                        --------------------------------------------------------
                                        July 4,  July 5,   Increase  July 4,   July 5,  Increase
                                         1999     1998    (Decrease)  1999      1998   (Decrease)
                                        --------------------------------------------------------
Revenues:
   Rentals                               85.4%     85.0%      0.4%     85.3%     84.2%     1.1%
   Product sales                         14.6      15.0      (0.4)     14.7      15.8     (1.1)
                                        -----     -----     -----     -----     -----    -----
                                        100.0     100.0       --      100.0     100.0      --
Cost of sales:
   Cost of rental revenues               25.8      28.5      (2.7)     24.8      28.2     (3.4)
   Cost of product sales                  9.3      10.5      (1.2)      9.6      10.6     (1.0)
                                        -----     -----     -----     -----     -----    -----
Gross profit                             64.9      61.0       3.9      65.6      61.2      4.4

Operating costs and expenses:
   Store operating expenses              50.5      50.7      (0.2)     48.9      48.4      0.5
   Amortization of intangibles            3.5       2.7       0.8       3.1       2.6      0.5
   General and administrative             7.8       6.8       1.0       7.4       6.4      1.0
                                        -----     -----     -----     -----     -----    -----
Operating income                          3.1       0.8       2.3       6.2       3.8      2.4

Interest expense, net                    (1.3)     (2.2)      0.9      (1.2)     (2.2)     1.0
                                        -----     -----     -----     -----     -----    -----
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change             1.8      (1.4)      3.2       5.0       1.6      3.4

Income taxes                              0.8      (0.5)      1.3       2.0       0.6      1.4
                                        -----     -----     -----     -----     -----    -----
Income (loss) before extraordinary
  item and cumulative effect of
  accounting change                       1.0      (0.9)      1.9       3.0       1.0      2.0
Extraordinary loss on early
  extingushment of debt                   --        --        --       (0.5)      --      (0.5)
Cumulative effect of accounting
  change                                  --        --        --       (0.5)      --      (0.5)
                                        -----     -----     -----     -----     -----    -----
Net income (loss)                         1.0%     (0.9)%     1.9%      2.0%      1.0%     1.0%
                                        =====     =====     =====     =====     =====    =====
Number of stores open at
   end of period                          903       842        61       903       842       61
                                        =====     =====     =====     =====     =====    =====

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

For the thirteen weeks and twenty-six weeks ended July 4, 1999, total revenues were $65.5 million and $135.1 million, respectively, increases of 2.9% and 0.7% over the comparable periods in 1998. Revenues for the second quarter of 1999 were driven by an approximate 3.0% increase in same-store rental revenues, which follows a 2% increase in rental revenues for the first quarter of 1999. Overall same-store revenues for the second quarter of 1999 increased 1.4% due to the rental revenue growth, offset partially by a decrease in product sales revenue. For the fiscal year-to-date period, same-store revenues increased by approximately 1%. The increase in same-store rental revenues for the second quarter and year-to-date period of 1999 was the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of the Company's continuing focus on the use of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the game rental business due to both increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and an increase in the number of game titles available for these platforms; and (iii) chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. The decrease in product sales for the second quarter of 1999 is primarily due to a decrease in titles released directly to sell-through by movie studios, offset in part by increases in previously viewed movie sales. In addition to the fewer titles released directly to sell-through, the year-to-date period product sales were negatively impacted by a short-term disruption in the supply of videocassettes held for sale from our primary distributor during the first quarter.

Rental revenue costs as a percentage of rental revenues for the thirteen week and twenty-six week periods ended July 4, 1999 were 30.2% and 29.1%, respectively, a decrease from 33.6% and 33.5% for the comparable fiscal 1998 periods. These costs include both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The decreases are primarily due to the Company's change in amortization policy during the third quarter of 1998, the Company's reduced per unit costs of acquiring rental product through the various copy-depth programs available from the movie studios, as well as the more efficient allocation of product to our store base.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory. The major impetus for the change in amortization policy is the changing purchasing economics within the industry, which have resulted in a significant increase in new release videos available for rental. While revenue sharing agreements and other copy-depth initiatives have increased customer satisfaction and driven increased rental revenue, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company has changed its amortization policy for rental inventory as described in Note 2 of the "Notes to Consolidated Financial Statements."

Product sales costs as a percentage of product sales for the thirteen week and twenty-six week periods ended July 4, 1999 were 63.6% and 65.3%, respectively, compared to 69.8% and 67.2% for the comparable periods in 1998. The increased gross margin from product sales is primarily due to an increase in previously viewed movie sales and a decrease in new movie sales during 1999. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales.

As a result of the improved margins on both rental revenues and product sales, total gross profit margins for the thirteen week and twenty-six week periods ended July 4, 1999 increased to 64.9% and 65.6%, respectively, from 61.0% and 61.2% for the comparable periods in 1998.

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

Store operating expenses as a percentage of revenues was 50.5% and 48.9% for the thirteen weeks and twenty-six weeks ended July 4, 1999, respectively, as compared to 50.7% and 48.4% in 1998. The increase in store operating expenses was primarily the result of the acquisition of 88 stores from Blowout Entertainment, Inc. ("Blowout") in May of 1999. The overall strong increase in revenues for the second quarter of 1999 resulted in a decrease in store operating expenses as a percentage of total revenue, while the year-to-date period percentage of store operating expenses to total revenue increased slightly.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 4, 1999 was 3.5% and 3.1%, respectively, increases from 2.7% and 2.6% for the comparable periods in 1998. The increased amortization of intangibles is primarily the result of the write off of certain intangible assets as a part of the Company's ongoing review of its intangible assets for impairment, as prescribed by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

General and administrative expenses as a percentage of revenue increased to 7.8% and 7.4%, respectively, for the second quarter and year-to-date periods of 1999 from 6.8% and 6.4% for the comparable periods in 1998. The increase is primarily the result of increased staffing costs associated with the Company's ramp up in new store development, as well as expense increases resulting from the acquisition of stores from Blowout in May of 1999.

Net interest expense as a percentage of revenues decreased to 1.3% and 1.2%, respectively, for the second quarter and year-to-date period of fiscal 1999 from 2.2% for the comparable periods in 1998. These decreases were due primarily to reductions in total debt outstanding from 1998 to 1999.

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

Effective January 4, 1999, the Company adopted the provisions of the American Institute of Certified Accountants Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 5 of the "Notes to Consolidated Financial Statements."

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

During the twenty-six weeks ended July 4, 1999 and July 5, 1998, the Company generated approximately $19.4 million in Adjusted EBITDA. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $38.0 million for the twenty-six weeks ended July 4, 1999 as compared to $39.4 million for the twenty-six weeks ended July 5, 1998. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $31.9 million for the year-to-date period of fiscal 1999 as compared to $33.4 million for the comparable period of 1998. This decrease in funds used for investing activities is the result of a decrease in the expenditures of capital for rental inventory, offset in part by increased capital expenditures related to property, furnishings and equipment in 1999 versus 1998 and the capital required to consummate the acquisition of Blowout in May 1999.

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

Net cash used in financing activities was $9.2 million for the year-to-date periods of 1999 and 1998. Long-term debt paydowns were approximately the same during the first half of 1999 and 1998.

On January 7, 1999, the Company entered into a new Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The Company may increase the amount of the Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company has announced a planned increase in its unit growth in 1999, which is planned to be accomplished both through opening internally developed stores and making selective, accretive and strategically consistent acquisitions, if available to the Company on reasonable terms. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At July 4, 1999, the Company had a working capital deficit of $8.8 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

Other Matters

In March 1999, the Company entered into a definitive agreement to purchase the assets and assume the leases of 88 stores operated by Blowout for an aggregate purchase price of approximately $2.4 million. Blowout operates video stores within large retailers such as Wal-Mart. The acquisition closed in May 1999.

The Company plans to launch an e-commerce sales and information site at www.moviegallery.com by the middle of September. This site will primarily sell new videocassette and DVD movies, previously viewed movies and games to its customer base. The Company anticipates early stage losses related to this venture. However, the Company does not currently believe that these losses will exceed $800,000 during the remaining portion of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     There have been no material changes in the Company's inherent market risks since the disclosures made as of January 3, 1999 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 8, 1999. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

     1. The six nominees proposed by the Board of Directors were elected as directors by the following votes:

        Name                                  For             Withheld
        ----                                  ---             --------
        Joe Thomas Malugen                 11,627,170          28,018
        H. Harrison Parrish                11,627,670          27,518
        William B. Snow                    11,627,670          27,518
        Sanford C. Sigoloff                11,627,670          27,518
        Philip B. Smith                    11,627,670          27,518
        Joseph F. Troy                     11,627,670          27,518

     2. A  proposal  to amend the  Company's  Certificate  of  Incorporation  to decrease the authorized shares of common stock from 60,000,000 to 35,000,000 was approved by a vote of 11,637,828 for versus 7,520 against. There were 9,840 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

        3.1.1 Certificate of Amendment of Certificate of Incorporation dated
              June 6, 1996
        3.1.2 Certificate of Amendment of Certificate of Incorporation dated
              July 1, 1999
        27    Financial Data Schedule

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



                                                Movie Gallery, Inc.
                                        ---------------------------------------
                                                   (Registrant)


Date: August 17, 1999                   /s/ J. Steven Roy
                                        ---------------------------------------
                                        J. Steven Roy, Executive Vice President
                                        and Chief Financial Officer