Form 10-Q
period 1999-10-03
MOVIE GALLERY INC
filed 1999-11-16
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For The Quarterly Period Ended October 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of November 11, 1999 was 12,883,265.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - October 3, 1999 and January 3, 1999......... ....1

Consolidated Statements of  Operations - Thirteen and thirty-nine weeks ended October 3, 1999 and October 4, 1998......................................2

Consolidated Statements of Cash Flows - Thirty-nine weeks ended
October 3, 1999 and October 4, 1998............................................3

Notes to Consolidated Financial Statements - October 3, 1999.................. 4

Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition............................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................12


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                          October 3,  January 3,
                                                             1999        1999
                                                          ----------  ----------
                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                             $   4,813    $   6,983
   Merchandise inventory                                    12,338       11,824
   Prepaid expenses                                            943          779
   Store supplies and other                                  3,726        3,772
   Deferred income taxes                                        88          312
                                                         ---------    ---------
Total current assets                                        21,908       23,670

Rental inventory, net                                       48,084       44,998
Property, furnishings and equipment, net                    41,137       43,920
Goodwill and other intangibles, net                         80,428       85,743
Deposits and other assets                                    2,504        1,799
Deferred income taxes                                        1,888        2,239
                                                         ---------    ---------
Total assets                                             $ 195,949    $ 202,369
                                                         =========    =========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $  22,695    $  23,396
   Accrued liabilities                                       7,668        7,426
   Current portion of long-term debt                           260          442
                                                         ---------    ---------
Total current liabilities                                   30,623       31,264

Long-term debt                                              39,479       46,212
Other accrued liabilities                                      583          778

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued and outstanding           --           --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 12,941,915 and 13,315,915
       shares issued and outstanding                            13           13
   Additional paid-in capital                              129,191      131,248
   Retained earnings (deficit)                              (3,940)      (7,146)
                                                         ---------    ---------
Total stockholders' equity                                 125,264      124,115
                                                         ---------    ---------
Total liabilities and stockholders' equity               $ 195,949    $ 202,369
                                                         =========    =========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)



                                                           Thirteen weeks ended     Thirty-nine weeks ended
                                                           October 3, October 4,    October 3,    October 4,
                                                             1999       1998          1999          1998
                                                          ----------------------    ------------------------
Revenues:
   Rentals                                                $  59,056    $  53,104    $ 174,353     $ 166,127
   Product sales                                              8,686       11,293       28,519        32,423
                                                          ---------    ---------    ---------     ---------
                                                             67,742       64,397      202,872       198,550
Cost of sales:
   Cost of rental revenues                                   18,423       60,089       51,953        97,932
   Cost of product sales                                      5,410        7,790       18,361        21,987
                                                          ---------    ---------    ---------     ---------
Gross margin                                                 43,909       (3,482)     132,558        78,631

Operating costs and expenses:
   Store operating expenses                                  34,997       33,167      101,070        98,111
   Amortization of intangibles                                1,793        1,741        5,951         5,235
   General and administrative                                 5,477        4,579       15,512        13,146
                                                          ---------    ---------    ---------     ---------
Operating income (loss)                                       1,642      (42,969)      10,025       (37,861)

Interest expense, net                                          (744)      (1,211)      (2,424)       (4,179)
                                                          ---------    ---------    ---------     ---------
Income (loss) before income taxes, extraordinary item
    and cumulative effect of accounting change                  898      (44,180)       7,601       (42,040)

Income taxes                                                    352      (16,134)       3,014       (15,321)
                                                          ---------    ---------    ---------     ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                        546      (28,046)       4,587       (26,719)
Extraordinary loss on early extinguishment of debt             --           --           (682)         --
Cumulative effect of accounting change                         --           --           (699)         --
                                                          ---------    ---------    ---------     ---------
Net income (loss)                                         $     546    $ (28,046)   $   3,206     $ (26,719)
                                                          =========    =========    =========     =========

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item and
  cumulative effect of accounting change                  $     .04    $   (2.09)   $     .34    $   (1.99)
Extraordinary loss on early extinguishment of debt             --           --           (.05)        --
Cumulative effect of accounting change                         --           --           (.05)        --
                                                          ---------    ---------    ---------    ---------
Net income (loss)                                         $     .04    $   (2.09)   $     .24    $   (1.99)
                                                          =========    =========    =========    =========
Weighted average shares outstanding:
   Basic                                                     13,127       13,424       13,213       13,421
   Diluted                                                   13,515       13,424       13,582       13,421

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                         Thirty-nine weeks ended
                                                         October 3,   October 4,
                                                           1999         1998
                                                         -----------------------
Operating activities
Net income (loss)                                        $   3,206    $ (26,719)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of debt          682         --
   Cumulative effect of accounting change                      699         --
   Depreciation and amortization                            53,247      107,207
   Deferred income taxes                                     1,302      (15,321)
Changes in operating assets and liabilities:
   Merchandise inventory                                      (244)       2,502
   Other current assets                                       (118)        (803)
   Deposits and other assets                                (1,072)         (13)
   Accounts payable                                           (701)      (2,623)
   Accrued liabilities                                      (1,062)      (1,630)
                                                         ---------    ---------
Net cash provided by operating activities                   55,939       62,600

Investing activities
Business acquisitions                                       (3,505)        --
Purchases of rental inventory, net                         (38,577)     (44,702)
Purchases of property, furnishings and equipment            (7,055)      (4,162)
                                                         ---------    ---------
Net cash used in investing activities                      (49,137)     (48,864)

Financing activities
Net proceeds from issuance of common stock                      43           26
Purchases of treasury stock                                 (2,100)        (495)
Payments on notes payable                                     --           (200)
Principal payments on long-term debt                        (6,915)     (16,325)
                                                         ---------    ---------
Net cash used in financing activities                       (8,972)     (16,994)
                                                         ---------    ---------
Decrease in cash and cash equivalents                       (2,170)      (3,258)
Cash and cash equivalents at beginning of period             6,983        4,459
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   4,813    $   1,201
                                                         =========    =========

See accompanying notes.

                              Movie Gallery, Inc.


             Notes to Consolidated Financial Statements (Unaudited)

                                 October 3, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 3, 1999.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income. Amortization of rental inventory and revenue sharing expenses have been combined and are presented as cost of rental revenues on the statement of operations.

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

4.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (388,000 and none for the thirteen weeks ended October 3, 1999 and October 4, 1998, respectively; 369,000 and none for the thirty-nine weeks ended October 3, 1999 and October 4, 1998, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

5.  Cumulative Effect of a Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the thirteen and thirty-nine weeks ended October 3, 1999 was not material.

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

                                              Thirteen weeks ended                 Thirty-nine weeks ended
                                       ----------------------------------    ----------------------------------
                                       October 3,   October 4,   Increase    October 3,   October 4,   Increase
                                          1999         1998     (Decrease)     1999         1998      (Decrease)
                                       ---------    ---------    --------    ---------    ---------    --------
Revenues:
   Rentals                                  87.2%        82.5%       4.7%         85.9%        83.7%       2.2%
   Product sales                            12.8         17.5       (4.7)         14.1         16.3       (2.2)
                                        --------     --------     ------     ---------    ---------     ------
                                           100.0        100.0         --         100.0        100.0         --
Cost of sales:
   Cost of rental revenues:
      Recurring                             27.2         25.6        1.6          25.6         27.3       (1.7)
      Policy change                           --         67.7      (67.7)           --         22.0      (22.0)
   Cost of product sales                     8.0         12.1       (4.1)          9.1         11.1       (2.0)
                                        --------     --------     ------     ---------    ---------     ------
Gross margin                                64.8         (5.4)      70.2          65.3         39.6       25.7

Operating costs and expenses:
   Store operating expenses                 51.7         51.5        0.2          49.9         49.5        0.4
   Amortization of intangibles               2.6          2.7       (0.1)          2.9          2.6        0.3
   General and administrative                8.1          7.1        1.0           7.6          6.6        1.0
                                        --------     --------     ------     ---------    ---------     ------
Operating income  (loss)                     2.4        (66.7)      69.1           4.9        (19.1)      24.0

Interest expense, net                       (1.1)        (1.9)       0.8          (1.2)        (2.1)       0.9
                                        --------     --------     ------     ---------    ---------     ------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change                1.3        (68.6)      69.9           3.7        (21.2)      24.9

Income taxes                                 0.5        (25.0)      25.5           1.5         (7.7)       9.2
                                        --------     --------     ------     ---------    ---------     ------
Income (loss) before extraordinary
  item and cumulative effect of
  accounting change                          0.8        (43.6)      44.4           2.2        (13.5)      15.7
Extraordinary loss on early
  extinguishment of debt                      --           --         --          (0.3)          --       (0.3)
Cumulative effect of accounting
  change                                      --           --         --          (0.3)          --       (0.3)
                                        --------     --------     ------     ---------    ---------     ------
Net income (loss)                            0.8%       (43.6)%     44.4%          1.6%       (13.5)%     15.1%
                                        ========     ========     ======     =========    =========     ======

Adjusted EBITDA (in thousands)          $  6,487     $  5,979     $  508     $  25,911    $  25,376     $  535
                                        ========     ========     ======     =========    =========     ======

Number of stores open at
   end of period                             906          834         72           906          834         72
                                        ========     ========     ======     =========    =========     ======

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

For the thirteen weeks and thirty-nine weeks ended October 3, 1999, total revenues were $67.7 million and $202.9 million, respectively, increases of 5.2% and 2.2% over the comparable periods in 1998. Revenues for the third quarter of 1999 were driven by an approximate 7% increase in same-store revenues. Overall same-store revenues for the third quarter of 1999 increased approximately 1% due to the rental revenue growth, offset partially by a decrease in product sales revenue. For the fiscal year-to-date period, same-store revenues increased by approximately 1%. The increase in same-store revenues for the third quarter and year-to-date period of 1999 was the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of the Company's continuing focus on the use of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the game rental business due to both increasing consumer acceptance of the Nintendo 64 and Sony Playstation game platforms and an increase in the number of game titles available for these platforms; and
(iii) chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. The decrease in product sales for the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to the release of "Titanic" in the third quarter of 1998, which generated significant sales, and a decrease in titles released directly to sell-through by movie studios in 1999, offset in part by increases in previously viewed movie sales in 1999.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory. The change resulted in a nonrecurring, non-cash, pre-tax charge of approximately $43.6 million in the third quarter of 1998. The major impetus for the change in amortization policy is the changing purchasing economics within the industry, which have resulted in a significant increase in new release videos available for rental. While revenue sharing agreements and other copy-depth initiatives have increased customer satisfaction and driven increased rental revenue, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company has changed its amortization policy for rental inventory as described in Note 2 of the "Notes to Consolidated Financial Statements."

The cost of rental revenues as a percentage of rental revenues for the thirty-nine week period ended October 3, 1999 was 29.8%, a decrease from 32.7% in the prior year, excluding the nonrecurring charge related to the change in amortization policy. The third quarter 1999 rental cost percentage of 31.2% represents essentially no change from the prior year's third quarter. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The decreases are primarily due to the Company's change in amortization policy during the third quarter of 1998, the Company's reduced per unit costs of acquiring rental product through the various copy-depth programs available from the movie studios, as well as the more efficient allocation of product to our store base.

Product sales costs as a percentage of product sales for the thirteen week and thirty-nine week periods ended October 3, 1999 were 62.3% and 64.4%, respectively, compared to 69.0% and 67.8% for the comparable periods in 1998. The increased gross margin from product sales is primarily due to the low profit margins associated with the sale of "Titanic" in the third quarter of 1998, an increase in previously viewed movie sales and a decrease in new movie sales during 1999. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales.

As a result of the improved margins on both rental revenues and product sales, total gross profit margins for the thirteen week and thirty-nine week periods ended October 3, 1999 increased to 64.8% and 65.3%, respectively, from 62.3% and 61.6% for the comparable periods in 1998, excluding the impact of the change in amortization policy for videocassette inventory mentioned above.

                               Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)

Store operating expenses as a percentage of revenues was 51.7% and 49.9% for the thirteen weeks and thirty-nine weeks ended October 3, 1999, respectively, as compared to 51.5% and 49.5% in 1998. The slight increase in operating expenses in the third quarter of 1999 versus 1998 relates mostly to the fact that the stores acquired from Blowout Entertainment, Inc. ("Blowout") operate with a higher percentage of salaries and wages as a percentage of total revenues than the Company's other stores. The Blowout stores generate less average revenue than the Company's overall average revenue level. Also, for the year-to-date period, the Company incurred some incremental training and other operational expenses during the integration of the Blowout acquisition.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended October 3, 1999 was 2.6% and 2.9%, respectively. For the third quarter of 1999, this percentage was slightly less than the prior year quarter of 2.7%. However, for the year-to-date period of 1999, intangibles amortization as a percentage of total revenue increased to 2.9% of revenue from 2.6% for the comparable period in 1998. The increased year-to-date amortization of intangibles was primarily the result of the write off of certain intangible assets as a part of the Company's ongoing review of its intangible assets for impairment, as prescribed by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

General and administrative expenses as a percentage of revenue increased to 8.1% and 7.6%, respectively, for the third quarter and year-to-date periods of 1999 from 7.1% and 6.6% for the comparable periods in 1998. The increase was primarily the result of increased staffing and travel costs associated with the Company's ramp up in new store development, as well as expense increases resulting from the acquisition of stores from Blowout in May of 1999.

Net interest expense as a percentage of revenues decreased to 1.1% and 1.2%, respectively, for the third quarter and year-to-date period of fiscal 1999 from 1.9% and 2.1% for the comparable periods in 1998. These decreases were due primarily to reductions in total debt outstanding from 1998 to 1999.

During the first quarter of 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share. The extraordinary loss was comprised primarily of the write off of both the unamortized debt issue costs and the negative value of an interest rate swap agreement in association with the restructuring of the Company's debt obligations discussed below in "Liquidity and Capital Resources."

Effective January 4, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 5 of the "Notes to Consolidated Financial Statements."

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

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


During the thirty-nine weeks ended October 3, 1999 the Company generated approximately $25.9 million in Adjusted EBITDA, a 2.1% increase over the comparable period in 1998. "Adjusted EBITDA" is earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings for the third quarter and year-to-date period in 1999 totaled $2.3 million, or $0.17 per diluted share, and $10.5 million, or $0.78 per diluted share, respectively. This was a 70% increase for both time periods over 1998 cash earnings performance. Cash earnings is defined as net income before amortization of intangibles.

Net cash provided by operating activities was $55.9 million for the thirty-nine weeks ended October 3, 1999 as compared to $62.6 million for the thirty-nine weeks ended October 4, 1998. The decrease in net cash provided by operating activities was primarily the result of a change in mix of rental product costs that are capitalized and amortized versus directly expensed as variable rental product costs. In 1999, the Company has expensed more rental product costs as variable rental product cost than in 1998, which has resulted in less overall depreciation and amortization within the operating activities section of the cash flow statement. A corresponding decrease in net rental inventory purchases in the investing activities section of the cash flow statement offsets in large part the difference in total depreciation and amortization. The other primary reason for the decrease in net cash provided by operating activities is the net increase in merchandise inventory in 1999 of $0.2 million versus a net decrease in merchandise inventory in 1998 of $2.5 million. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $49.1 million for the year-to-date period of fiscal 1999 as compared to $48.9 million for the comparable period of 1998. The overall slight increase in funds used for investing activities is the result of the Company's acquisition activity during the year, as well as increases in capital expenditures related to property, furnishings and equipment in 1999 versus 1998, offset in large part by an overall decrease in net rental inventory purchases in 1999 versus 1998, as mentioned above.

Net cash used in financing activities was $9.0 million for the year-to-date period of 1999 as compared to $17.0 million for the comparable period of 1998. The decrease in net cash used in financing activities relates primarily to less paydowns of long-term debt in 1999 versus 1998, offset in part by an increase in the amount of cash used by the Company to repurchase its common stock on the open market.

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

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company plans to grow its store base by over 100 units per year, beginning in the year 2000. This unit growth is planned to be accomplished both through opening internally developed stores and making selective, accretive and strategically consistent acquisitions, if available to the Company on reasonable terms. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by

                              Movie Gallery, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (continued)


sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At October 3, 1999, the Company had a working capital deficit of $8.7 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of fiscal 1999 and the fiscal year 2000, including its anticipated new store openings. However, if the Company increases its growth plan, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

The Company launched an e-commerce sales and information site at www.moviegallery.com during September of this year. The site primarily sells new videocassette and DVD movies, previously viewed movies and games to its customer base. The Company anticipates early stage losses related to this venture. However, the Company does not currently believe that these losses will exceed $800,000 during 1999.

The Company has performed an analysis of its operating systems to determine systems' compatibility with the upcoming year 2000. Substantially all of the Company's operating systems are year 2000 compliant, including its point-of-sale system. While the Company has actively replaced or modified certain software and hardware so that they will properly function on January 1, 2000 and thereafter, the costs associated with these modifications or replacements have not been material to the Company nor does the Company believe these costs will be material in the future.

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



                                                  Movie Gallery, Inc.
                                        ---------------------------------------
                                                     (Registrant)



Date: November 16, 1999                 /s/ J. Steven Roy
                                        ---------------------------------------
                                        J. Steven Roy, Executive Vice President
                                        and Chief Financial Officer