Form 10-K
period 2000-01-02
MOVIE GALLERY INC
filed 2000-04-03
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 2, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000, was approximately $24,922,631. The number of shares of Common Stock outstanding on March 10, 2000, was 12,119,667 shares.

     Documents incorporated by reference:

    1.Notice of 2000 Annual Meeting and Proxy Statement (Part III of Form 10-K).
--------------------------------------------------------------------------------
              The exhibit index to this report appears at page 28.

ITEM 1.  BUSINESS

General

     As of March 10, 2000, Movie Gallery, Inc. (the "Company") owned and operated 954 video specialty stores located in 31 states that rent and sell videocassettes and video games. Since the Company's initial public offering in August 1994, the Company has grown from 97 stores to its present size through acquisitions and the development of new stores. The Company is among the three largest video specialty retailers in the United States.

     The Company was incorporated in Delaware in June 1994 under the name Movie Gallery, Inc. From March 1985 until the present time, substantially all of the Company's operations have been conducted through its wholly-owned subsidiary, M.G.A., Inc. The Company's executive offices are located at 739 W. Main Street, Dothan, Alabama 36301, and its telephone number is (334) 677-2108.

Video Industry Overview

     Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the home video rental and sales industry has grown from $0.7 billion in revenue in 1982 to a projected $18.5 billion in 1999 and is projected to reach $23.3 billion by 2009. Paul Kagan estimates that in 1999 consumers rented approximately 3.4 billion videos, a 6% increase over 1998, and purchased more than 750 million videos. Growth in videos sold has exceeded 15% per year over the past decade, according to Paul Kagan. In fact, at the end of 1999 over 85% of all television households owned a videocassette recorder ("VCR") and total VCR penetration is expected to reach 90% by 2003, according to Paul Kagan. In addition, total VCR sales in the U.S. have increased in each year during the decade of the 1990s and are estimated to have reached 20.5 million units in 1999, the highest level ever, according to Paul Kagan. The growth in VCR sales has been fueled by the low retail price for VCRs, which averaged approximately $185 in 1999.

     The video retail industry is highly fragmented and continues to experience consolidation pressures. Trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale. The Company believes that the video specialty store industry will continue to consolidate into regional and national chains. While many of the largest retail chains posted same-store revenue growth in both 1998 and 1999, industry sources speculated that many independent operators struggled to maintain market share. The combination of revenue sharing and other copy depth opportunities and increased marketing efforts have solidified the positions of the largest retail chains versus independent operators over the past couple of years.

     The domestic video retail industry includes both rentals and sales of videocassettes; however, the majority of revenue is generated through the rental of prerecorded videocassettes. There are three primary pricing strategies that the movie studios use to influence the relative levels of videocassette rentals versus sales. First, videocassettes can be priced at relatively high levels, typically between $60 and $75 ("rental priced movies"). These movies are purchased by video specialty stores and are promoted primarily as rental titles. Second, videocassettes can be priced at relatively low levels, typically between $5 and $25 ("sell-through movies"). These movies are purchased by video specialty stores and generally promoted for both rental and new videocassette sales. Third, movie studios have developed revenue sharing and other copy depth programs. Movies purchased under revenue sharing and other copy depth programs result in larger quantities available to meet consumer demand. Movie studios attempt to maximize total revenue from videocassette releases via the combined utilization of all three pricing structures.

     The concept of revenue sharing and risk sharing between major retailers and the movie studios was embraced by the industry in 1998 and continued to grow during 1999. Revenue sharing is a concept whereby retailers and movie studios share the risks associated with the rental performance of individual titles. Generally, retailers pay a small upfront fee for each copy leased under revenue sharing, typically $0 to $10. As the movies are rented by consumers, the movie studio receives a percentage of the revenue generated based on a predetermined formula, which is generally less than fifty percent. After a period of time, generally six months to a year, these movies are no longer subject to revenue sharing and are either owned outright by the retailer, purchased from the movie studio for a nominal amount or returned to the studio. Revenue sharing allows retailers to vastly increase both copy depth and breadth for the consumers. According to Paul Kagan, retail revenue generated via revenue sharing deals increased from just $211 million in 1997 to approximately $3.7 billion in 1999, and is expected to reach $4.5 billion during 2000.

     The increase in sell-through priced movies and revenue sharing programs has greatly increased the availability of previously viewed movies. These movies are made available to the consumer for sale once initial rental demand is met.

     Movie Studio Dependence on Video Rental Industry. The videocassette rental and sales industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies and, according to Paul Kagan, represented approximately $7.4 billion, or 49%, of the $15.2 billion of revenue generated in 1999. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores provide the movie studios with a reliable source of revenue for a large number of their movies by purchasing movies on videocassette that were not successful at the box office. The Company believes the consumer is more likely to view movies which were not box office hits on a rental videocassette than on any other medium because video specialty stores provide an inviting opportunity to browse and make impulse choices among a very broad selection of movie titles. In addition, the Company believes the relatively low cost of video rentals encourages consumers to rent films they might not pay to view at a theater.

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in the customary order of release date, movie theaters, airlines and hotels, video specialty stores, pay-per-view satellite and cable television systems ("Pay-Per-View"), premium cable television, basic cable television and, finally, network and syndicated television. (See "Business -- Competition and Technological Obsolescence") The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. Most movie studios release hit movie videocassettes to the home video market from 30 days to 80 days (extending up to 120 days for certain titles priced for sale rather than rental) prior to the Pay-Per-View release date. This proprietary window of release from the movie studios shows the level of commitment to the home video industry and is indicative of the importance of this channel of distribution to the overall profitability of movie studios and other independent movie suppliers.

Growth Strategy

     During the fiscal years 1994 through 1996, approximately 78% of the Company's growth in total number of stores occurred through the acquisition of stores and the balance occurred through the development of new stores. The Company spent all of 1997 and much of 1998 absorbing the large increase in the number of stores which began in 1994. During 1999, the Company began to ramp up its new store development efforts and closed the year having opened 53 internally-developed stores. In addition, during 1999 the Company acquired 131 stores, including 88 stores previously operated by Blowout Entertainment, Inc. ("Blowout"). For 2000, the Company intends to open approximately 100 new stores and will evaluate acquisition opportunities that arise. However, the Company anticipates that most of its store growth in 2000 will come in the form of internally-developed stores. The Company's ability to execute its stated growth strategy will be dependent upon its ability to generate cash flow from operations. The key elements of the Company's development and acquisition strategy include the following:

     Development. From January 1, 1994 through March 10, 2000, the Company has developed 301 stores. The Company utilizes store development to complement its existing base of stores in rural and secondary markets where it finds attractive locations and a sufficient population to support additional video specialty stores. The Company attempts to develop real estate in 3,000 to 5,000 square foot locations primarily in towns with populations from 3,000 to 60,000. Although developed stores generally require approximately one year for revenue to reach the level of a mature store, they typically become profitable within the first six months of operations and produce greater returns on investment than acquired stores.

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


                                                              Fiscal Year Ended
                            Year Ended         ------------------------------------------------
                            December 31,                                                           January 3
                          --------------       January 5,   January 4, January 3,     January 2,  to March 10,
                          1994      1995         1997         1998        1999           2000         2000
                          ----      ----       ---------    ---------  ---------      ---------   -----------

New store openings          25        66          75           50         18             53           14
Stores Acquired            196       327         174(1)         2          4            131          --
Stores Closed                2        23          48           59         41             58           23
Total Stores at End
 of Period                 292       662         863          856        837            963          954

-------------------
(1) Includes 98 stores acquired on July 1, 1996 and accounted for as poolings-of-interests. Store counts, prior to the fiscal year ended January 5, 1997, have not been restated for purposes of this table.

     Acquisitions. From January 1, 1994 through March 10, 2000, the Company acquired 834 stores. Acquisitions permitted the Company to quickly gain market share and experienced management in markets that the Company believed had potential for growth. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and lower average labor costs, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, typically single store or small chain operators. During 2000, the Company intends to evaluate acquisition opportunities that may arise, but anticipates that most of its store growth will result from internally-developed stores.

     If future store acquisitions occur, target stores will be selected based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy. In connection with future acquisitions, the Company anticipates that some of the owners and most of the key personnel will be employed by the Company. Historically, the owners of the stores acquired by the Company have entered into noncompetition agreements with the Company which are generally for a five- to ten-year term.

     During May 1999, the Company purchased the assets and assumed the leases of 88 Blowout stores for an aggregate purchase price of approximately $2.4 million. The majority of Blowout stores operate within Wal-Mart Supercenters. The Company anticipates that other acquisition opportunities may arise in the future. However, there can be no assurance that future acquisition opportunities will be available or that the integration of future acquisitions will not materially and adversely affect the Company.

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

     New Market Development. The Company has begun to target new markets in which to develop stores. Most of the new markets are located within states that are either contiguous to states in which the Company has stores or states that have not reached full market penetration.

     New Release Purchases. The Company actively manages its new videocassette purchases in order to balance customer demand with the maximization of profitability. Buying decisions are made centrally which allows the Company to obtain volume discounts, market development funds and cooperative advertising credits that are generally not available to single store or small chain operators.

     Centralized Operations. In order to increase operating efficiency, the Company centrally manages labor costs, real estate costs, accounting, cash management and collections and utilizes centralized purchasing, advertising and information systems. Company-wide operational standards help ensure a high degree of customer service and visually appealing stores.

     Store Location and Format. The Company maintains a flexible store format, tailoring the size, inventory and look of each store to local demographics. The Company's stores, with the exception of its store-within-a-store units, generally range from approximately 2,000 to 9,000 square feet (averaging approximately 4,700 square feet), with inventories ranging from approximately 4,000 to 15,000 videocassettes. Most of the Company's stores are located in strip centers, anchored by major grocery or discount drug store chains, which provide easy access, good visibility and high traffic.

Movie Gallery Stores

     At March 10, 2000, the Company owned and operated 954 stores, all but one of which were located in leased premises. The following table provides information at March 10, 2000, regarding the number of Company stores located in each state.

                                                   Number
                                                     Of
                                                   Stores
                                                   ------
               Alabama.............................  144
               Florida.............................  119
               Texas ..............................   95
               Georgia.............................   82
               Virginia............................   59
               Tennessee...........................   49
               Ohio................................   46
               Maine...............................   44
               Indiana.............................   37
               Mississippi ........................   37
               Missouri............................   32
               Wisconsin...........................   31
               South Carolina .....................   31
               Kentucky............................   23
               Kansas..............................   18
               North Carolina......................   18
               Louisiana...........................   17
               New Hampshire.......................   14
               Massachusetts.......................   14
               Illinois............................   11
               Oklahoma............................   10
               Pennsylvania........................    5
               Iowa................................    4
               Arkansas............................    3
               Connecticut.........................    3
               California..........................    2
               Michigan............................    2
               New York............................    1
               Colorado............................    1
               W. Virginia.........................    1
               Vermont.............................    1
                                                   -----
                      TOTAL........................  954
                                                   =====
     The Company's stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays. The store fixtures, equipment and layout are designed by the Company to create a visually-appealing, up-beat ambiance, which is augmented by a background of television monitors displaying MGTV (Movie Gallery Television), which shows movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers.

     The Company's policy is to constantly evaluate its existing store base to determine where improvements may benefit the Company's competitive position. In negotiating its leases and renewals, the Company attempts to obtain short lease terms to allow for the mobility necessary to react to changing demographics and other market conditions. The current average remaining life of the Company's leases is approximately two years with approximately 300 leases considered for renewal each year. The Company actively pursues relocation opportunities to adapt to market shifts. Similarly, the Company may elect to expand and/or remodel certain of its stores in order to improve facilities, meet customer demand and maintain the visual appeal of each store. In order to maximize profits, the Company varies the quantity of its new release inventory, the rental and sales prices for videocassettes and video games and the rental period for catalog titles from location to location to meet competition and demographic demand in the area. The Company generally has a one-day rental term for new release movies less than 90 days old (five days for titles greater than 90 days old), which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a two-day rental policy. Video games generally have a five-day rental term for both the most recent new releases and older titles.

Products

     For the fiscal year ended January 2, 2000, over 85% of the Company's rental revenue was derived from the rental of movies on videocassettes and digital video discs (DVDs), with the remainder being derived primarily from the rental of video games. Substantially all of the Company's revenue from product sales during this period was derived from the sale of new and previously viewed videocassettes, confectionery items and video accessories, such as blank cassettes, cleaning equipment and movie memorabilia.

     The Company's stores generally offer from 4,000 to 15,000 movies and from 200 to 1,000 video games for rental and sale, depending upon location. New release movies are displayed alphabetically and older titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children." Buying decisions are made centrally and are based on box office results, actual rental history of comparable titles within each store and industry research.

     During 1999 and early 2000, the Company rolled out DVD product for rental and sale to all Company stores. During December 1999, DVD revenues accounted for approximately 2% of total revenues for the Company. This product area is growing rapidly and the Company intends to follow the desires of its consumers for DVD by expanding its product offerings of DVD over time. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD may replace videocassettes. The Company anticipates that when recordable DVD hardware is available to the public at a reasonable price, this product area could grow at an accelerated pace.

     Videocassettes, DVDs and video games utilized as initial inventory in the Company's developed stores consist of excess copies of older titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for developed stores is packaged at the Company's processing and distribution facility located in Dothan, Alabama. Each videocassette and video game is removed from its original packaging, and an optical bar code label, used in the Company's computerized inventory system, is applied to the plastic rental case. The cassette is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packaging and shrink-wrapping the carton. The repackaged videocassettes, video games and display cartons are then shipped to the developed store ready for use.

     Management believes that internal factors which most affect a typical store's revenues are its new release title selection and the number of copies of each new release available for rental as compared to the competition. The Company is committed to offering as many copies and the widest variety of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. New videocassettes offered for sale are primarily "hit" titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays.

     In an effort to provide more depth of copy on hit titles to better satisfy initial customer demand, the Company has continued to pursue direct relationships with major and independent studios providing product copy depth programs. These programs have lowered the average per unit cost of rental inventory and permit the Company to carry larger levels of new release inventory while making available more titles that were previously unaffordable. Thus, the Company has pursued such opportunities and believes that during late 1998 and 1999, these programs had a positive impact on revenues by helping to retain the existing customer base and attract new customers. There can be no assurance that studios will continue to offer such programs or that such programs will continue to have positive results.

     The Company rents and sells video games, which are licensed primarily by "Nintendo," "Sony" and "Sega." Game rentals as a percentage of the Company's total revenues have increased since early 1997 due to the increase in the installed base of 32-bit and 64-bit game platforms. Sega launched the 128-bit Dreamcast system in September 1999. Sony is expected to release a backward compatible 128-bit PlayStation 2 system in September 2000. The Company expects the video game rental portion of the business to be flat during the transition to the 128-bit platform, while the sales portion of its business will continue to grow during 2000.

Videocassette and Video Game Suppliers

     During 1999, the Company purchased its videocassettes/DVDs and video games for rental and its movies held for sale from three primary vendors, Major Video Concepts, Inc. ("MVC"), Ingram Entertainment, Inc. ("Ingram") and Valley Media, Inc. ("Valley"), respectively. During early 2000, the Company consolidated its vendor relationships through changing its primary videocassette/DVD movie rental distributor from MVC to Ingram. During 1999, the Company spent approximately 60% of its purchasing budget with its three primary suppliers and the balance directly with studios and secondary vendors. Because of revenue sharing and the impact it has had on distributors, the Company believes that if one of its primary distributors were unable or unwilling to continue the contractual relationship with the Company a viable replacement can be found without materially adversely impacting the Company's business.

     Since a majority of the Company's rental movie inventory is purchased under contract directly from various studios, the importance of the distributor relationships has been somewhat diminished. Generally, the relationships with distributors for product directly purchased from the studios is one of fulfillment agent. The Company pays the distributor a flat fulfillment fee for the distributors to pack and ship product directly to the Company's stores. The price paid directly to studios for each title varies and depends on whether the movie is priced to encourage rental or sale to consumers as discussed earlier. The components of the cost of a title to the Company would generally be a small, upfront fee paid to the studio, revenue sharing expenses and end-of-term buyouts that transfer the ownership of the product to the Company after a pre-determined period of time, generally six months.

     Being one of the top three video retailers in the United States, the Company believes its relationships with the movie studios are strong. While the content providers will always have the most control in the supplier-retailer relationship, the Company believes the studios have a vested interest in the Company's success, not only because of the impact of revenue sharing but also because of the competitive landscape within the video retail industry. Having one or more viable competitors to the industry leader enables the studios to maintain a balance within the retailer and studio relationship. The Company believes that its position is a positive force in interacting with studios and forging partnerships for the future.

     Several companies acquired by the Company had pre-existing long-term contracts with Rentrak Corporation ("Rentrak") whereby product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, the Company consolidated existing contracts with Rentrak into one national agreement. Under this ten-year agreement, the Company has a minimum gross annual purchase commitment in revenue sharing, handling fees, sell-through fees and end-of-term buyouts. The Company utilizes Rentrak on a selective title by title basis. The Company has exceeded the minimum purchase requirements in each year since 1996.

Marketing and Advertising

     The Company uses market development funds and cooperative allowances from its suppliers and movie studios to purchase radio advertising, direct mail, newspaper advertising, in-store visual merchandising and in-store media to promote new releases. The video specialty stores and the Company's trade name are promoted along with the appropriate suppliers' product. Creative copy is prepared by the Company and the studios, with advertising being placed by in-house media buyers. Expenditures for marketing and advertising above the amount of the Company's advertising allowances from its suppliers and movie studios have been minimal. The Company anticipates that it will continue to make substantial marketing and advertising expenditures, and that movie studios will continue to support such expenditures. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenue. The Company prepares a monthly consumer magazine called Video Buzz and a customized video program
(MGTV), both of which feature Company programs, promotions and new releases.

Information Systems

     The Company utilizes a proprietary point-of-sale ("POS") system. The POS system provides detailed information with respect to store operations (including the rental history of titles and daily operations for each store) which is telecommunicated to the corporate office on a daily basis. The POS system is installed in all developed stores prior to opening, and the Company installs the system in all acquired stores shortly after the closing of the acquisition.

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

     In addition, during the last three years the Company has installed a financial reporting system, relating to the general ledger, human resources/payroll, revenue and accounts payable functions, capable of handling the Company's current needs and anticipated growth. Additional systems which have been developed and implemented by the Company include a Collections system and a Processing/Distribution Center system.

E-Commerce Initiative

     During 1999 the Company developed and released to the general public its e-commerce business, located at www.moviegallery.com. The Company has developed a consumer-oriented, on-line business that sells new and used movies and games to consumers. The Company's main goal with MovieGallery.com is to strengthen its existing relationship with its millions of customers that frequent the Company's brick and mortar stores. The Company has gathered in excess of 100,000 e-mail addresses from Movie Gallery customers and is actively marketing its immense product library, in excess of 100,000 titles, to these customers. Due to physical constraints within the stores, the Company can offer, at most, a few hundred movie titles for sale to its customers. However, MovieGallery.com enables consumers to find the exact movie of their choice by simply logging on to www.moviegallery.com. Customer traffic and sales have grown consistently since the inception of the business in September 1999.

     The Company is currently testing special kiosk locations within a few stores that encourage customers to shop online at MovieGallery.com within a Movie Gallery store. If successful, the Company believes that, not only will customers have a greater incentive to shop with the Company, but the Company can develop partnerships with other vendors to market their e-commerce businesses within the Company's brick and mortar stores.

     The Company does not intend to spend a disproportionate amount of capital on its e-commerce business. The Company currently has budgeted approximately $1 million in expenditures to run this business during the year 2000. The Company believes that this more moderate approach to developing its on-line business will build strong customer loyalty for the Movie Gallery concept without materially diminishing the Company's future earnings.

Competition and Technological Obsolescence

     The video retail industry is highly competitive, and the Company competes with other video specialty stores, including stores operated by other regional chains and national chains such as Blockbuster Video ("Blockbuster"), and with other businesses offering videocassettes and video games such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Approximately 30% of the Company's stores compete with stores operated by Blockbuster. In addition, the Company competes with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, Internet-related activities, live theater, sporting events and family entertainment centers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition than the Company.

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

     The advent of DVD may result in consumers purchasing more films than in the past, which could have a material adverse effect on the Company's rental volume and, as a result, on its profit margins. While DVD may in the future supplant VHS videocassettes as the preferred rental and purchase medium, there are a few hardware and content issues that will probably lengthen the time horizon for full DVD acceptance. In the near term, hardware costs for non-recordable DVD technologies are expected to remain higher than VCRs. Although recordable DVD players should be introduced in late 2000 or 2001, the estimated cost of these players is significantly higher than current VCRs. Finally, while DVD title releases continue to grow, hit titles are released to the VHS videocassette format on average before they are released to the DVD format and in no instance has a title been released to DVD before being released on the VHS videocassette. Whether or not DVD replaces VHS is not an overriding concern to the Company. The Company anticipates that it will react to changing consumer format demands and intends to provide its customers with the rental medium demanded over time.

     The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores currently represents the studios' largest source of domestic revenue. Specifically, video stores provide the best medium for movie studios to market their non-box office hit titles ("B movies"), which either produce less than $5 million in box office receipts upon theatrical release or are not released theatrically. These B movies comprise a large portion of total studio revenues, and video retailers are responsible for a majority of that revenue. Consumers, while browsing the new release section, will many times choose to watch a B movie even though they did not have the specific movie in mind when they entered the store. Pay-per-view, NVOD and VOD do not currently nor are anticipated to be able to provide the type of impulse marketing benefits that video stores provide related to B movies. As a result, the Company anticipates that movie studios will continue to make movie titles available to Pay-Per-View, cable television or other distribution channels only after revenues have been derived from the sale of videocassettes, and perhaps digital disks, to video stores. In addition, the Company believes that for Pay-Per-View television to match the low price, viewing convenience and selection available through video rental, substantial capital expenditures and further technological advances will be necessary. Although the Company does not believe NVOD or VOD represent a near-term competitive threat to its business, technological advances and broad consumer availability of NVOD and VOD or changes in the manner in which movies are marketed, including the earlier release of movie titles to Pay-Per-View, cable television or other distribution channels, could have a material adverse effect on the Company's business.

Employees

     As of March 10, 2000, the Company employed approximately 7,300 persons referred to by the Company as "associates," including approximately 7,000 in retail stores and the remainder in the Company's corporate offices, field staff and distribution facility ("Support Center Staff"). Of the retail associates, approximately 1,500 were full-time and 5,500 were part-time. One recently acquired store is represented by a labor union, however, none of the Company's other associates are represented by a labor union, and the Company believes that its relations with its associates are good.

     Each of the Company's stores typically employs five to fifteen persons, including one Store Manager and, in larger stores, one Assistant Manager. Store Managers report to District Managers who supervise the operations of 10 to 15 stores. The District Managers report to one of ten Regional Managers, who report directly to the Company's Senior Vice President - Store Operations. As the Company has grown, it has increased the number of District Managers and Regional Managers. The Support Center Staff has regular and periodic meetings with the Regional Managers and District Managers to review operations. Compliance with the Company's policies, procedures and regulations is monitored on a store-by-store basis through quarterly quality assurance audits performed by District Managers. The performance and accuracy of the quarterly District Manager audits is monitored by the Company's quality assurance function.

     The Company has an incentive and discretionary bonus program pursuant to which retail management personnel receive quarterly bonuses when stores meet or exceed criteria established under the program. Management believes that its program rewards excellence in management, gives associates an incentive to improve operations and results in an overall reduction in the cost of operations. In addition, District Managers, Regional Managers and certain Support Center Staff are eligible to receive discretionary bonuses, based on individual and Company performance, and options to purchase shares of the Company's common stock (exercisable at the fair market value on the date of grant), subject to service requirements.

Cautionary Statements

     The "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" sections of this Report contain certain forward-looking statements regarding the Company. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "aim", "will", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this Report that the following important factors, among others, could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

     Same-Store Revenues Increases. The Company's ability to maintain or increase same-store revenues during any period will be directly impacted by the following factors, among others, which are often beyond the control of the
Company: (i) increased competition from other video stores, including large national or regional chains, supermarkets, convenience stores, pharmacies, mass merchants and other retailers, which might include significant reductions in pricing to gain market share; (ii) competition from other forms of entertainment such as movie theaters, cable television, Internet-related activities and Pay-Per-View television, including direct satellite television; (iii) the development and cost-effective distribution of movie and game rentals via an in-home medium, such as the home computer, television or any other electronic device either available today or in the future, which would compete with the current video store experience; (iv) the weather conditions in the selling area;
(v) the timing of the release of new hit movies by the studios for the video rental market; (vi) competition from special events such as the Olympics or an ongoing major news event of significant public interest; and (vii) a reduction in, or elimination of, the period of time between the release of hit movie videocassettes to the home video market and the release of these hit movies to the Pay-Per-View markets (the "release window"), currently 30 to 80 days.

     Income Estimates. The Company's ability to meet its income projections for any period are dependent upon many factors, including the following, among others: (i) reductions in revenues caused by factors such as those listed under "Same-Store Revenues Increases" above; (ii) the extent to which the Company experiences an increase in the number of new competitive openings, which tends to divide market share and reduce profitability in a given trade area; (iii) the extent to which the movie studios substantially alter the current revenue sharing or copy depth programs that results in either the overall per unit cost increasing materially or the Company substantially reducing the amount of product facings that it provides its customers on a weekly basis; (iv) changes in the prices for the Company's products or a reduction in, or elimination of, the videocassette release window as compared to Pay-Per-View, NVOD or VOD, as determined by the movie studios, could result in a competitive disadvantage for the Company relative to other forms of distribution; (v) the Company's ability to control costs and expenses, primarily rent, store payroll and general and administrative expenses; (vi) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may tend to increase the satisfaction of demand through product sales which carry lower profit margins than rental revenues; (vii) the Company's ability to react and obtain other distribution sources for its products in the event that the Company's primary suppliers are unable to meet the terms of their contracts with the Company; and (viii) advancements and cost reductions in various new technological delivery systems such as (a) Pay-Per-View cable television systems and digital satellite systems offering NVOD or VOD; (b) universal acceptance of DVD technology which might result in lower profit margins and increased costs associated with higher inventory requirements; and
(c) other forms of new technology, which could affect the Company's profit margins.

Directors and Executive Officers of the Company

Name                          Age       Position(s) Held
----                          ---       ----------------
Joe Thomas Malugen(1)          48       Chairman of the Board and Chief Executive Officer
H. Harrison Parrish(1)         52       President and Director
William B. Snow(1)(2)          68       Vice Chairman of the Board
J. Steven Roy                  39       Executive Vice President and Chief Financial Officer
S. Page Todd                   38       Senior Vice President, Secretary and General Counsel
Keith A. Cousins               31       Senior Vice President - Real Estate/Development
William G. Guerrette, Jr.      40       Senior Vice President - E-Commerce
Steven M. Hamil                31       Senior Vice President - Finance and Chief Accounting Officer
Theodore L. Innes              50       Senior Vice President - Sales and Marketing
Richard R. Langford            43       Senior Vice President - Management Information Systems
Mark S. Loyd                   44       Senior Vice President - Purchasing and Product Management
Jeffrey S. Stubbs              37       Senior Vice President - Store Operations
Sanford C. Sigoloff(2)(3)      69       Director
Philip B. Smith(2)(3)          64       Director
Joseph F. Troy (1)(3)          61       Director

-------------------
   (1) Member of Executive Committee.
   (2) Member of Compensation Committee.
   (3) Member of Audit Committee.

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

     Mr. Parrish co-founded the Company in 1985 and has been its President and a Director of the Company since that time. From December 1988 until January 1992, Mr. Parrish was Vice President of Deltacom, Inc., a regional long distance telephone provider. Mr. Parrish received a B.A. degree in Business Administration from the University of Alabama.

     Mr. Snow was elected Vice Chairman of the Board in July 1994, and he served as Chief Financial Officer from July 1994 until May 1996. Since May 1996, Mr.
Snow has continued to serve as Vice Chairman of the Board and has served as a consultant to the Company. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a director of Homeland Stores, Inc., a publicly held company. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

     Mr. Roy was elected Senior Vice President - Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining the Company. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

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

     Mr. Guerrette joined the Company in April 1997, serving as Vice President - Retail Sales, was elected Senior Vice President - Sales in December 1997 and was elected Senior Vice President - E-Commerce in June 1999. Mr. Guerrette was President of Sounds Easy Video when it was acquired by Home Vision Entertainment, Inc. ("Home Vision") in September 1994 and served as Executive Vice President and Chief Operating Officer of Home Vision until it was acquired by the Company in July 1996. He was elected to the Maine House of
Representatives, where he served from November 1994 to 1996. Mr. Guerrette attended Brigham Young University and majored in Accounting.

     Mr. Hamil was elected Vice President and Controller in June 1996, was elected Chief Accounting Officer in October 1996, Senior Vice President in March 1998 and Senior Vice President - Finance in October 1999. From July 1994, after receiving a Masters in Business Administration from Duke University's Fuqua School of Business, until he joined the Company, Mr. Hamil was an Investment Banking Associate with NationsBanc Capital Markets, Inc. He has also served as a Staff Auditor with Ernst & Young LLP. Mr. Hamil is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Innes joined the Company in May 1999 and was elected Senior Vice President - Sales and Marketing in June 1999. From October 1997 until he joined the Company, Mr. Innes was a marketing consultant with Neighborhood Marketing Institute, a neighborhood marketing and consulting firm specializing in multi-unit restaurants and retailers, most recently serving as Executive Vice President and Chief Operating Officer. From November 1989 to September 1997, Mr. Innes was employed with Blockbuster Entertainment, most recently serving as Vice President - Marketing. Prior to joining Blockbuster Entertainment, he was employed with Long John Silver's Seafood Shoppe for fifteen years, most recently serving as Controller of Retail Operations and Marketing. Mr. Innes is a Certified Public Accountant and a Certified Management Accountant and received a B.S. degree in Business Administration from the University of Kentucky.

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

     Mr. Smith became a director of the Company in September 1994. Since June 1998, Mr. Smith has served as Vice Chairman of the Board of Laird & Co., LLC, a merchant bank. In addition, from 1991 until August 1998, Mr. Smith served as Vice Chairman of the Board of Spencer Trask Securities Incorporated, an investment banking firm. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988 he has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of the following publicly held companies: KLS EnviroResources, Inc., Digital Video Systems, Inc. and Careside, Inc. Mr. Smith is an adjunct professor at Columbia University Graduate School of Business.

     Mr. Troy became a director of the Company in September 1994. Mr. Troy is the founder and has been a member of the law firm of Troy & Gould Professional Corporation since May 1970. Mr. Troy is also a director of Argoquest, Inc., an Internet holding company.

     Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $16,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase 110,000 shares of Common Stock to each of Messrs. Sigoloff and Smith, vested options to purchase 135,000 shares to Mr. Troy and vested options to purchase 145,000 shares to Mr. Snow, in each case at or above the fair market value of the Common Stock on the date of grant.

ITEM 2.  PROPERTIES

     At March 10, 2000, all but one of the Company's 954 stores were located on premises leased from unaffiliated persons pursuant to leases with remaining terms which generally vary from one month to six years. The Company is generally responsible for taxes, insurance and utilities under its leases. Rental rates often increase upon exercise of any renewal option, and some leases have percentage rental arrangements pursuant to which the Company is obligated to pay a base rent plus a percentage of the store's revenues in excess of a stated minimum. In general, the stated minimums are set at such a high level of revenues that the Company does not pay additional rents based on reaching the required revenue levels and does not anticipate paying such additional rents in the future. The Company anticipates that future stores will also be located in leased premises. The Company owns a family entertainment center, including a video specialty store, in Meridian, Mississippi.

     The Company's  support  center offices are located in four buildings at 739
W. Main Street, Dothan, Alabama, consisting of an aggregate of approximately 13,000 square feet of space, and a portion of an office building located at 2323
W. Main Street, Dothan, Alabama, consisting of approximately 10,000 square feet of space. Two of these buildings with an aggregate of approximately 6,500 square feet of space are owned by the Company. Two of these buildings which are used primarily for executive and general corporate offices have an aggregate of approximately 6,500 square feet of space and are leased from Messrs. Malugen and Parrish. In Fiscal 1999, lease payments to Messrs. Malugen and Parrish totaled $43,800. The remaining office building space is used for general corporate offices and is leased from an unaffiliated third party for a one-year term with multiple one-year renewal options. The Company also leases a 60,000 square foot videocassette processing, distribution and warehouse facility in Dothan, Alabama, from an unaffiliated third party pursuant to a three-year lease with three, three-year renewal options. In March 2000, the Company purchased approximately 90,000 square feet of space where the Company expects to consolidate all of its office and distribution personnel during the summer of 2000.

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

                                                       High              Low
                                                     -------            ------
2000
First Quarter  (through March 10, 2000)              $  4.38            $ 2.88

1999
First Quarter                                           7.50              3.88
Second Quarter                                          6.38              4.69
Third Quarter                                           6.19              5.19
Fourth Quarter                                          5.44              3.75


1998
First Quarter                                           8.13              2.88
Second Quarter                                          8.06              5.50
Third Quarter                                           7.63              3.63
Fourth Quarter                                          8.00              2.81

     The last sale price of the Company's Common Stock on March 10, 2000, as reported on the Nasdaq National Market was $3.75 per share. As of March 10, 2000, there were approximately 2,500 holders of the Company's Common Stock, including 125 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Fiscal Year Ended                      Year Ended
                                                      ---------------------------------------------------------------------
                                                      January 2,    January 3,    January 4,    January 5,      December 31,
                                                         2000          1999          1998       1997(3)(4)          1995
                                                      ---------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)

Statement of Income Data (1):
Revenues:
   Rentals                                            $ 235,452     $ 222,784       $ 220,787     $ 219,002       $ 130,353
   Product sales                                         41,493        44,849          39,569        35,393          18,848
                                                      ---------     ---------       ---------     ---------       ---------
                                                        276,945       267,633         260,356       254,395         149,201
Cost of sales:
   Cost of rental revenues                               69,716       113,192(2)       72,806        66,412(5)       29,815
   Cost of product sales                                 25,884        29,744          24,597        21,143          12,600
                                                      ---------     ---------       ---------     ---------       ---------
Gross margin                                            181,345       124,697         162,953       166,840         106,786

Operating costs and expenses:
   Store operating expenses                             137,128       130,473         130,512       121,588          67,045
   Amortization of intangibles                            8,452         7,068           7,206         7,160           3,380
   General and administrative                            21,403        17,996          17,006        20,266          13,525
   Restructuring and other charges                         --            --              --           9,595            --
                                                      ---------     ---------       ---------     ---------       ---------
Operating income (loss)                                  14,362       (30,840)          8,229         8,231          22,836

Interest expense, net                                    (3,349)       (5,325)         (6,326)       (5,619)         (1,528)
                                                      ---------     ---------       ---------     ---------       ---------
Income (loss) before income taxes, extraordinary
   item and cumulative effect of accounting change       11,013       (36,165)          1,903         2,612          21,308
Income taxes(6)                                           4,615       (13,089)            998         1,006           7,871
                                                      ---------     ---------       ---------     ---------       ---------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                 6,398       (23,076)            905         1,606          13,437
Extraordinary loss on early extinguishment of debt,
   net of tax                                              (682)         --              --            --              --
Cumulative effect of accounting change, net of tax         (699)         --              --            --              --
                                                      ---------     ---------       ---------     ---------       ---------
Net income (loss)                                     $   5,017     $ (23,076)      $     905     $   1,606       $  13,437
                                                      =========     =========       =========     =========       =========
Basic earnings (loss) per share                       $    0.38     $   (1.72)      $    0.07     $    0.12       $    1.14
                                                      =========     =========       =========     =========       =========
Diluted earnings (loss) per share                     $    0.38     $   (1.72)      $    0.07     $    0.12       $    1.11
                                                      =========     =========       =========     =========       =========

Shares used in computing earnings (loss) per share:
   Basic                                                 13,115        13,388          13,420        13,241          11,795
                                                      =========     =========       =========     =========       =========
   Diluted                                               13,370        13,388          13,421        13,368          12,153
                                                      =========     =========       =========     =========       =========

Operating Data:
Number of stores at end of period (1)                       963           837             856           863             750
Adjusted EBITDA (7)                                   $  35,494     $  37,378       $  26,898     $  26,232       $   8,766
Cash earnings per diluted share (8)                   $    1.11     $    0.87       $    0.60     $    1.01       $    1.38
Increase (decrease) in same-store revenues (9)              0.4%          3.9%            1.1%         (1.0)%           0.0%


                                                      January 2,    January 3,    January 4,    January 5,    December 31,
                                                         2000          1999          1998          1997           1995
                                                      ---------------------------------------------------------------------
Balance Sheet Data (1):
Cash and cash equivalents                             $  6,970      $  6,983        $  4,459      $  3,982        $  6,255
Rental inventory, net                                   52,357        44,998          92,183        89,929          72,979
Total assets                                           209,527       202,369         259,133       261,577         233,479
Long-term debt, less current maturities                 44,377        46,212          63,479        67,883          19,622
Total liabilities                                       84,106        78,254         111,504       114,853          97,340
Stockholders' equity                                   125,421       124,115         147,629       146,724         136,139



---------------
(1) Statement of income data for all periods presented has been restated to include the results of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), which were acquired in two separate pooling-of-interests transactions on July 1, 1996. Home Vision reported on a fiscal year ending September 30 and Hollywood Video reported on a calendar year basis. The Company's results for the fiscal year ended January 5, 1997 are combined with results of Home Vision and Hollywood Video for the period January 1, 1996 to the date of the acquisitions. The results of the Company and Hollywood Video for the year ending December 31, 1995 are combined with Home Vision's results for the year ending September 30, 1995. Balance sheet data has also been restated consistent with the statement of income data except the December 31, 1995 balance sheet data includes that of Home Vision at December 31, 1995 instead of September 30, 1995. In order to conform with the fiscal year end of the Company, Home Vision's net loss of $2,082,000 for the quarter ended December 31, 1995 is not reflected in the statement of income data but is reflected in stockholders' equity at December 31, 1995. The ending number of stores for each period presented has been restated to include the store counts of Home Vision and Hollywood Video.
(2) Effective July 6, 1998, the Company changed its method of amortizing rental inventory resulting in a non-recurring, non-cash, pre-tax charge of approximately $43.6 million.
(3) On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. The 1996 fiscal year, ended on January 5, 1997, reflects a 53-week year.
(4) Includes a non-recurring charge of approximately $10.4 million for store closures, corporate restructuring and merger-related expenses.
(5) Effective April 1, 1996, the Company changed its method of amortizing rental inventory resulting in a one-time, non-cash, pre-tax charge of approximately $7.7 million.
(6) Includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to their S corporation status prior to that date.
(7) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, less the Company's purchase of videocassette rental inventory which excludes rental inventory purchases specifically for new store openings. New store inventory purchases were $3.2 million, $1.2 million, $1.3 million and $5.7 million for the fiscal years ended January 2, 2000, January 3, 1999, January 4, 1998 and January 5, 1997, respectively. For the fiscal year ended December 31, 1995, new store inventory purchases are not separately identified and, thus, have not been excluded from Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
(8) Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes, non-recurring non-cash charges and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
(9) Same-store revenue is defined as the aggregate revenues from stores operated by the Company for at least 13 months. Same-store revenues for the Company have not been restated to include the same-store revenues of Home Vision and Hollywood Video.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, statement of income data, expressed as a percentage of total revenue, and the number of stores open at the end of each period.

Statement of Operations Data:

                                                                      Fifty-Two Weeks Ended
                                                             -------------------------------------
                                                              January 2,   January 3,    January 4,
                                                                2000         1999          1998
                                                             -------------------------------------
Revenues:
   Rentals                                                        85.0%         83.2%         84.8%
   Product sales                                                  15.0          16.8          15.2
                                                             ---------      --------      --------
                                                                 100.0         100.0         100.0
Cost of sales:
   Cost of rental revenues
     Recurring                                                    25.2          26.0          28.0
     Policy change                                                  --          16.3            --
   Cost of product sales                                           9.3          11.1           9.4
                                                             ---------      --------      --------
Gross margin                                                      65.5          46.6          62.6

Operating costs and expenses:
   Store operating expenses                                       49.5          48.7          50.1
   Amortization of intangibles                                     3.1           2.7           2.8
   General and administrative                                      7.7           6.7           6.5
                                                             ---------      --------      --------
Operating income (loss)                                            5.2         (11.5)          3.2

Interest expense, net                                             (1.2)         (2.0)         (2.5)
                                                             ---------      --------      --------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of accounting change                      4.0         (13.5)          0.7
Income taxes                                                       1.7          (4.9)          0.4
                                                             ---------      --------      --------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                          2.3          (8.6)          0.3
Extraordinary loss on early extinguishment
   of debt, net of tax                                            (0.2)           --            --
Cumulative effect of accounting change, net of tax                (0.3)           --            --
                                                             ---------      --------      --------
Net income (loss)                                                  1.8%         (8.6)%         0.3%
                                                             =========      ========      ========
Adjusted EBITDA (in thousands)                               $  35,494      $ 37,378      $ 26,898
                                                             =========      ========      ========
Number of stores open at end of period                             963           837           856
                                                             =========      ========      ========

Fiscal year ended January 2, 2000 ("Fiscal 1999") compared to the fiscal year ended January 3, 1999 ("Fiscal 1998")

Revenue. Total revenue increased 3.5% to $276.9 million for Fiscal 1999 from $267.6 million for Fiscal 1998. The increase was due primarily to an increase in same-store revenues of 0.4%, as well as approximately 40 more average stores open during Fiscal 1999 versus Fiscal 1998. The increase in same-store revenues was primarily the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the sale of previously viewed movies, which is the direct result of more product available to consumers due to the copy-depth initiatives and revenue sharing programs discussed above; (iii) a double-digit increase in the video game rental business due to increasing growth in the penetration of the Nintendo 64 and Sony Playstation game platforms, the introduction of the Sega Dreamcast game platform in late Fiscal 1999 and an increase in the number of game titles available for these platforms; and (iv) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. These positive aspects of revenue growth were offset, in part, by (i) a greater than 40% decrease in new tape sales during Fiscal 1999 as a result of fewer titles being released at sell-through price points; (ii) the negative comparative impact of the hit title "Titanic," which was released in the third quarter of Fiscal 1998 and was the highest grossing box office hit of all time; (iii) the combination of the new millenium celebration and the Christmas and New Year's holidays falling within weekend days during Fiscal 1999 versus week days in Fiscal 1998; and (iv) overall unfavorable weather in Fiscal 1999 as compared to Fiscal 1998. Product sales decreased as a percentage of total revenues to 15.0% for Fiscal 1999 from 16.8% for Fiscal 1998, primarily as a result of the decrease in new tape sales, offset in part by the increase in the sales of previously viewed rental inventory.

Cost of Sales. Net of the impact of a rental inventory policy change in the third quarter of Fiscal 1998, the cost of rental inventory, which includes amortization of rental inventory and revenue sharing expenses, decreased as a percentage of total revenue from 26.0% in Fiscal 1998 to 25.2% in Fiscal 1999. As a percentage of rental revenue, the cost of rental inventory in Fiscal 1999 was 29.6% versus 31.2% in Fiscal 1998. The decrease in rental inventory costs as a percentage of both total revenue and rental revenue is primarily due to the Company's change in amortization policy during the third quarter of Fiscal 1998, the Company's reduced per unit costs of acquiring rental product through various copy-depth programs available from movie studios, as well as the more efficient allocation of product to the store base.

Effective July 6, 1998, the Company changed its amortization policy for rental inventory. The change resulted in a nonrecurring, non-cash, pre-tax charge of approximately $43.6 million in the third quarter of Fiscal 1998. The major impetus for the change in amortization policy was the changing purchasing economics within the industry, which have resulted in a significant increase in new release videos available for rental. While revenue sharing programs and other copy-depth initiatives have increased customer satisfaction and driven increased rental revenue, the overall demand for each new release is satisfied sooner. In order to match more accurately the valuation of tape inventory with accelerated consumer demand, the Company changed its amortization policy for rental inventory as described in Note 1 of the "Notes to Consolidated Financial Statements."

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales increased to 37.6% in Fiscal 1999 from 33.7% in Fiscal 1998. The increase in profitability of product sales is primarily the result of an increase in previously viewed movie sales and a decrease in new movie sales throughout the year. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales. In addition, the movie "Titanic" was released in the third quarter of Fiscal 1998 and was sold by the Company at low profit margins, although it was the largest new movie sales campaign in the history of the Company.

Gross Margins. As a result of the improved margins on both rental revenues and product sales, total gross margins improved from 62.9% in Fiscal 1998, net of the impact of the change in rental inventory amortization policy, to 65.5% in Fiscal 1999.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 49.5% of total revenue for Fiscal 1999 from 48.7% for Fiscal 1998. The increase in store operating expenses as a percentage of revenues was primarily due to same-store revenues of 0.4% for Fiscal 1999 falling short of Company expectations and the impact of the Blowout stores on operating expenses. These stores-within-a-store operate with a higher percentage of salaries and wages to total revenue than the Company's other stores and generate less average revenue than the Company's overall average revenue level. Also, the Company incurred some incremental training and other operational expenses during the integration of the 88-store Blowout acquisition and the ramp up of new store growth in the latter half of 1999.

General and administrative expenses increased as a percentage of revenues from 6.7% for Fiscal 1998 to 7.7% for Fiscal 1999. The increase is primarily due to increased staffing and travel costs associated with the Company's ramp up in new store development, expense increases resulting from the acquisition and integration of the Blowout acquisition and incremental expenses from the launching of the Company's e-commerce effort at www.moviegallery.com.

Amortization of intangibles increased as a percentage of revenues to 3.1% in Fiscal 1999 versus 2.7% in Fiscal 1998. This increase relates solely to the inclusion of $1.6 million in goodwill write-offs during Fiscal 1999 in conjunction with ongoing asset impairment analysis performed by the Company, which is required by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As a result of the above factors, excluding the impact of the amortization policy change in relation to Fiscal 1998, operating income increased by 12.5% to $14.4 million in Fiscal 1999 from $12.8 million in Fiscal 1998.

Net interest expense as a percentage of revenues decreased to 1.2% in Fiscal 1999 versus 2.0% in Fiscal 1998. This decrease was primarily due to reductions in average debt outstanding during Fiscal 1999 versus Fiscal 1998.

For Fiscal 1999 the Company's effective income tax rate was 41.9%, as compared to a 36.2% effective rate for Fiscal 1998. The increase in the income tax rate in Fiscal 1999 is primarily due to a shortfall in pre-tax income versus expectations, which causes the non-tax-deductible goodwill amortization associated with stock acquisitions made in previous years to increase the effective tax rate of the Company. The Company currently has a net deferred tax asset of $441,000. The Company anticipates the generation of sufficient future taxable income, based on its current operations, to utilize these deferred tax assets.

During the first quarter of Fiscal 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $682,000 (net of income taxes of $359,000), or $0.05 per diluted share. The extraordinary loss was comprised primarily of the write-off of both the unamortized debt issue costs and the negative value of an interest rate swap agreement in association with the restructuring of the Company's debt obligations discussed below in "Liquidity and Capital Resources."

Effective January 4, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting the Costs of Start-Up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of income taxes of $368,000), or $0.05 per diluted share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 1 of the "Notes to Consolidated Financial Statements."

Fiscal year ended January 3, 1999 compared to the fiscal year ended January 4, 1998 ("Fiscal 1997")

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

Cost of Sales. Net of the impact of the rental inventory policy change in the third quarter of Fiscal 1998, the cost of rental revenues, which includes amortization of rental inventory and revenue sharing expenses, decreased as a percentage of total revenue from 28.0% in Fiscal 1997 to 26.0% in Fiscal 1998. As a percentage of rental revenue, the cost of rental revenues in Fiscal 1998 was 31.2% versus 33.0% in Fiscal 1997. Significantly reduced tape purchase dollars in Fiscal 1998 versus Fiscal 1997, an increased use of revenue sharing, as well as the same-store revenue increases in Fiscal 1998, are the main reasons that the cost of rental revenues as a percentage of both total revenue and rental revenue in Fiscal 1998 has declined versus Fiscal 1997.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold in the Company's stores. The gross margin on product sales decreased from 37.8% in Fiscal 1997 to 33.7% in Fiscal 1998. The decrease in product sales gross margins is primarily the result of: (i) a concentrated effort by the Company to reduce inventory levels through discounts on selected inventory during the first half of 1998; and (ii) the impact of "Titanic," which the Company sold at a below average profit margin and for which the Company sold more units than any sell-through priced title in its history.

Gross Margins. Although the Company experienced improved margins on rental revenues, the positive impact of rental gross margins were offset by a decrease in product sales margins. As a result, total gross margins improved slightly from 62.6% in Fiscal 1997 to 62.9% in Fiscal 1998, net of the impact of the change in rental inventory amortization policy.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 48.7% of total revenue for Fiscal 1998 from 50.1% for Fiscal 1997. The decrease in store operating expenses as a percentage of revenues was primarily due to same-store revenue increases during Fiscal 1998.

General and administrative expenses increased as a percentage of revenues from 6.5% for Fiscal 1997 to 6.7% for Fiscal 1998. The increase is primarily due to Fiscal 1998 increases in fixed asset depreciation, marketing expenses, salaries and wages and other personnel costs, in part associated with the increase in personnel in the Company's real estate department in anticipation of its planned new store development during Fiscal 1999.

As a result of the above factors, excluding the impact of the amortization policy change, operating income increased by 55.4% to $12.8 million in Fiscal 1998 from $8.2 million in Fiscal 1997.

Liquidity and Capital Resources

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores, as well as for common stock repurchases within the past year. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During Fiscal 1999, the Company generated $35.5 million in Adjusted EBITDA versus $37.4 million for Fiscal 1998. The decrease in Adjusted EBITDA is attributable primarily to expense increases associated with acquisitions and new store development, as well as same-store revenues that, though increasing 0.4% for Fiscal 1999, fell short of the Company's goals. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings for Fiscal 1999 increased to $14.9 million, or $1.11 per diluted share, from $11.7 million, or $0.87 per diluted share for Fiscal 1998. On a diluted per share basis, cash earnings increased 27.6% year-over-year. Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes, non-recurring non-cash charges and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $84.4 million for Fiscal 1999 as compared to $90.9 million for Fiscal 1998. Net income was higher in Fiscal 1999 versus Fiscal 1998 because of the impact of the change in amortization policy. However, cash provided by operating activities decreased primarily due to an increase in merchandise inventory and an increase in deposits and other assets, as well as lower depreciation and amortization, net of the impact of the change in videocassette amortization policy, in Fiscal 1999 versus Fiscal 1998. These items were offset, in part, by an increase in accounts payable and accrued liabilities in Fiscal 1999 versus Fiscal 1998.

Net cash used in investing activities was $78.7 million for Fiscal 1999 as compared to $66.3 million for Fiscal 1998. This increase in funds used for investing activities is primarily the result of an increase in the expenditures of capital for both acquisitions and property, furnishings and equipment during Fiscal 1999 versus Fiscal 1998. This increase was offset, in part, by less capital used in the net purchases of rental inventory.

Net cash used by financing activities was $5.7 million for Fiscal 1999 as compared to $22.0 million for Fiscal 1998. This decrease in funds used for financing activities is a direct result of more store openings and acquisitions during Fiscal 1999, which resulted in less debt paydowns during Fiscal 1999 versus Fiscal 1998. A partial offset to the decrease in debt paydowns was an increase in funds used to repurchase the Company's common stock during Fiscal 1999 versus Fiscal 1998.

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The Company may increase the amount of the Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At January 2, 2000, $44.4 million was outstanding, approximately $20 million was available for borrowing and the effective interest rate was approximately 7.1%.

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company opened 53 internally-developed stores and acquired 131 stores during Fiscal 1999. During the year 2000, the Company intends to open approximately 100 new stores and will entertain potential acquisition transactions; however, the number of acquired stores in 2000 is anticipated to be less than the number of internally developed stores. To the extent available, new stores and future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

During Fiscal 1999, the Company repurchased $3.8 million of its common stock. In early 2000, the Company completed its previously announced $5 million stock repurchase plan and announced another $5 million stock repurchase plan. It is anticipated that the majority of the $5 million under the second repurchase plan will be utilized during the fiscal year 2000.

At January 2, 2000, the Company had a working capital deficit of $12.9 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the fiscal year 2000, including its anticipated new store openings, a modest potential acquisition program and stock repurchases. However, to fund a major acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant related to its operating systems. In late 1999, the Company completed its review, remediation and testing of systems to ensure Year 2000 readiness. The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with the remediation of the Company's systems in preparation for the Year 2000 were not material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). In order to manage this risk, the Company entered into an interest rate swap agreement that effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the New Facility at 5.8% plus an applicable margin percentage. Assuming a hypothetical 10% adverse change in the LIBOR interest rate and assuming debt levels outstanding as of January 2, 2000, the Company would incur an immaterial amount of additional annual interest expense on unhedged variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the potential negative impact on overall economic activity that could exist in such an environment. The Company believes that its exposure to adverse interest rate changes and its impact on its total cost of borrowing capital has been largely mitigated by the interest rate swap agreement that is in place.

Forward Looking Statements

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

         Report of Ernst & Young LLP, Independent Auditors.

         Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999.

         Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2000, January 3, 1999, and January 4, 1998.

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 2, 2000, January 3, 1999, and January 4, 1998.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2000, January 3, 1999, and January 4, 1998.

         Notes to Consolidated Financial Statements.

  (a)(2) Schedules:

         None.

     (a)(3) Exhibits:

     The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:


Exhibit
  No.   Exhibit Description
------- -------------------
 3.1 -  Certificate of Incorporation of the Company.(1)
 3.2 -  Bylaws of the Company.(1)
 4.1 -  Specimen Common Stock Certificate.(2)
10.1 -  1994  Stock  Option  Plan,  as  amended  and  form  of  Stock  Option
        Agreement.(3)
10.2 -  Form of Indemnity Agreement.(1)
10.3 -  Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen.(1)
10.4 -  Employment Agreement between M.G.A., Inc. and H. Harrison Parrish.(1)
10.5 - Consulting Agreement between M.G.A., Inc. and William B. Snow dated December 21, 1998.(4)
10.6 -  Employment  Agreement between M.G.A., Inc. and J. Steven Roy.(5)
10.7 -  Employment Agreement between M.G.A., Inc. and S. Page Todd.(5)
10.8 -  Employment Agreement between M.G.A., Inc. and Steven M. Hamil. (5)
10.9 - Employment Agreement between M.G.A., Inc. and Robert L. Sirkis dated September 12, 1997.(4)
10.10- Agreement dated August 15, 1997 between Major Video Concepts, Inc. and Movie Gallery, Inc.(6) (portions were omitted pursuant to a request for confidential treatment)
10.11- Real estate lease dated June 1, 1994 between J. T. Malugen, H. Harrison Parrish and M.G.A., Inc.(1)
10.12- Real estate lease dated June 1, 1994 between H. Harrison Parrish and M.G.A., Inc.(1)
10.13- Credit Agreement between First Union National Bank of North Carolina and Movie Gallery, Inc. dated January 7, 1999.(4)
10.14- Asset Purchase Agreement between Blowout Entertainment, Inc. and M.G.A., Inc. dated March 22, 1999.(4)
18   -  Change in Accounting Principle.(7)
21   -  List of Subsidiaries.(filed herewith)
23   -  Consent of Ernst & Young LLP, Independent Auditors.(filed herewith)
27   -  Financial Data Schedule. (filed herewith)
---------------
(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to the Company's Form 10-K for the fiscal year ended January 5, 1997.
(4) Previously filed with the Securities and Exchange Commission on April 5, 1999, as an exhibit to the Company's Form 10-K for the fiscal year ended January 3, 1999.
(5) Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to the Company's Form 10-K for the fiscal year ended January 4, 1998.
(6) Previously filed with the Securities and Exchange Commission on November 19, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended October 5, 1997.
(7) Previously filed with the Securities and Exchange Commission on November 18, 1998, as an exhibit to the Company's Form 10-Q for the quarter ended October 4, 1998.

     (b)  Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the quarter ended January 2, 2000.

     (c)  Exhibits:

      See (a)(3) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MOVIE GALLERY, INC.



                            By /s/ JOE THOMAS MALUGEN
                               -------------------------------
                                   Joe Thomas Malugen,
                                   Chairman of the Board
                                   and Chief Executive Officer

Date:  April 3, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                              Date
     ---------                      -----                              ----
/s/ JOE THOMAS MALUGEN      Chairman of the Board and              April 3, 2000
-----------------------     Chief Executive Officer
Joe Thomas Malugen

/s/ WILLIAM B. SNOW         Vice Chairman of the Board             April 3, 2000
-----------------------
William B. Snow

/s/ H. HARRISON PARRISH     Director and President                 April 3, 2000
-----------------------
H. Harrison Parrish

/s/ PHILIP B. SMITH         Director                               April 3, 2000
-----------------------
Philip B. Smith

/s/ J. STEVEN ROY           Executive Vice President and           April 3, 2000
-----------------------     Chief Financial Officer
J. Steven Roy

/s/ STEVEN M. HAMIL         Senior Vice President - Finance        April 3, 2000
-----------------------     and Chief Accounting Officer
Steven M. Hamil

                               Movie Gallery, Inc.

                        Consolidated Financial Statements


    Fiscal years ended January 2, 2000, January 3, 1999 and January 4, 1998


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

                Report of Ernst & Young LLP, Independent Auditors




Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 2, 2000 and January 3, 1999, and the consolidated results of its operations and its cash flows for each of the three years in period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for the costs of start-up activities and in 1998 the Company changed its method of accounting for amortization of rental inventory.


                                            /s/ Ernst & Young, LLP



Birmingham, Alabama
February 11, 2000

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                            January 2,   January 3,
                                                               2000         1999
                                                            ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                $   6,970    $   6,983
   Merchandise inventory                                       15,148       11,824
   Prepaid expenses                                               814          779
   Store supplies and other                                     3,395        3,772
   Deferred income taxes                                          229          312
                                                            ---------    ---------
Total current assets                                           26,556       23,670

Rental inventory, net                                          52,357       44,998
Property, furnishing and equipment, net                        44,320       43,920
Goodwill and other intangibles, net                            83,539       85,743
Deposits and other assets                                       2,543        1,799
Deferred income taxes                                             212        2,239
                                                            ---------    ---------
Total assets                                                $ 209,527    $ 202,369
                                                            =========    =========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $  26,243    $  23,396
   Accrued liabilities                                         12,989        7,426
   Current portion of long-term debt                              263          442
                                                            ---------    ---------
Total current liabilities                                      39,495       31,264

Long-term debt                                                 44,377       46,212
Other accrued liabilities                                         234          778

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
      authorized, no shares issued or outstanding                --           --
   Common stock, $.001 par value; 35,000,000
      shares authorized, 12,549,667 and 13,315,915
      shares issued and outstanding                                13           13
   Additional paid-in capital                                 127,537      131,248
   Retained earnings (deficit)                                 (2,129)      (7,146)
                                                            ---------    ---------
Total stockholders' equity                                    125,421      124,115
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 209,527    $ 202,369
                                                            =========    =========

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                          Fiscal Year Ended
                                                                 -----------------------------------
                                                                 January 2,   January 3,   January 4,
                                                                    2000         1999         1998
                                                                 -----------------------------------

Revenues:
   Rentals                                                       $ 235,452    $ 222,784    $ 220,787
   Product sales                                                    41,493       44,849       39,569
                                                                 ---------    ---------    ---------
                                                                   276,945      267,633      260,356
Cost of sales:
   Cost of rental revenues                                          69,716      113,192       72,806
   Cost of product sales                                            25,884       29,744       24,597
                                                                 ---------    ---------    ---------
Gross margin                                                       181,345      124,697      162,953
Operating costs and expenses:
   Store operating expenses                                        137,128      130,473      130,512
   Amortization of intangibles                                       8,452        7,068        7,206
   General and administrative                                       21,403       17,996       17,006
                                                                 ---------    ---------    ---------
Operating income (loss)                                             14,362      (30,840)       8,229

Interest income                                                         26           44           45
Interest expense                                                    (3,375)      (5,369)      (6,371)
                                                                 ---------    ---------    ---------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of accounting change                       11,013      (36,165)       1,903
Income taxes                                                         4,615      (13,089)         998
                                                                 ---------    ---------    ---------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                            6,398      (23,076)         905
Extraordinary loss on early extinguishment of debt,                   (682)        --           --
   net of income taxes of $359
Cumulative effect of accounting change, net of
   income taxes of $368                                               (699)        --           --
                                                                 ---------    ---------    ---------
Net income (loss)                                                $   5,017    $ (23,076)   $     905
                                                                 =========    =========    =========
Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item and
   cumulative effect of accounting change                        $    0.48    $   (1.72)   $    0.07
Extraordinary loss on early extinguishment of debt,                  (0.05)        --           --
   net of income taxes
Cumulative effect of accounting change, net of income taxes          (0.05)        --           --
                                                                 ---------    ---------    ---------
Net income (loss)                                                $    0.38    $   (1.72)   $    0.07
                                                                 =========    =========    =========
Weighted average shares outstanding:
   Basic                                                            13,115       13,388       13,420
   Diluted                                                          13,370       13,388       13,421

See accompanying notes.



                               Movie Gallery, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                             Additional   Retained     Total
                                                 Common       Paid-in     Earnings  Stockholders'
                                                  Stock       Capital     (Deficit)   Equity
                                                 -----------------------------------------------


Balance at January 5, 1997                       $      13   $ 131,686    $  15,025    $ 146,724
   Net income                                         --          --            905          905
                                                 ---------   ---------    ---------    ---------
Balance at January 4, 1998                              13     131,686       15,930      147,629

   Net loss                                           --          --        (23,076)     (23,076)
   Exercise of stock options for 12,230 shares        --            48         --             48
   Tax benefit of stock options exercised             --             9         --              9
   Repurchase and retirement of 115,200 shares        --          (495)        --           (495)
                                                 ---------   ---------    ---------    ---------
Balance at January 3, 1999                              13     131,248       (7,146)     124,115

   Net income                                         --          --          5,017        5,017
   Exercise of stock options for 12,350 shares        --            48         --             48
   Tax benefit of stock options exercised             --             7         --              7
   Repurchase and retirement of 778,598 shares        --        (3,766)        --         (3,766)
                                                 ---------   ---------    ---------    ---------
Balance at January 2, 2000                       $      13   $ 127,537    $  (2,129)   $ 125,421
                                                 =========   =========    =========    =========

See accompanying notes.


                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                               Fiscal Year Ended
                                                                     -----------------------------------
                                                                     January 2,   January 3,   January 4,
                                                                        2000         1999         1998
                                                                     -----------------------------------
Operating activities
Net income (loss)                                                    $   5,017    $ (23,076)   $     905
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt, net of taxes         682         --           --
  Cumulative effect of accounting change, net of taxes                     699         --           --
  Depreciation and amortization                                         72,205      126,257       88,140
  Deferred income taxes                                                  2,744      (14,855)         998
  Changes in operating assets and liabilities:
    Merchandise inventory                                               (2,788)       1,911       (3,493)
    Other current assets                                                   348         (649)         435
    Deposits and other assets                                           (1,104)         105          834
    Accounts payable                                                     2,847        1,879       (2,804)
    Accrued liabilities                                                  3,740         (709)      (1,134)
                                                                     ---------    ---------    ---------
Net cash provided by operating activities                               84,390       90,863       83,881

Investing activities
Business acquisitions                                                  (11,839)        (799)        (474)
Purchases of rental inventory, net                                     (54,259)     (59,266)     (70,801)
Purchases of property, furnishings and equipment                       (12,573)      (6,251)     (13,072)
Proceeds from disposal of equipment                                       --           --          1,170
                                                                     ---------    ---------    ---------
Net cash used in investing activities                                  (78,671)     (66,316)     (83,177)

Financing activities
Net proceeds from issuance of common stock                                  48           48         --
Purchases and retirement of common stock                                (3,766)        (495)        --
Payments on notes payable                                                 --           (200)        --
Principal payments on long-term debt                                    (2,014)     (21,376)        (227)
                                                                     ---------    ---------    ---------
Net cash used in financing activities                                   (5,732)     (22,023)        (227)
                                                                     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                           (13)       2,524          477
Cash and cash equivalents at beginning of period                         6,983        4,459        3,982
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of period                           $   6,970    $   6,983    $   4,459
                                                                     =========    =========    =========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                             $   3,076    $   5,066    $   5,777
Cash paid during the period for income taxes                             2,705          478         --
Noncash investing and financing information:
   Assets acquired by issuance of notes payable                           --           --            200
   Tax benefit of stock options exercised                                    7            9         --

See accompanying notes.

                                      F-5

                               Movie Gallery, Inc.

                   Notes to Consolidated Financial Statements

              January 2, 2000, January 3, 1999 and January 4, 1998


1.  Accounting Policies

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

The Company owns and operates video specialty stores in 31 states.

Fiscal Year

The Company's fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for fiscal years 1999, 1998 and 1997 reflect 52-week years. The Company's fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including allocated goodwill, to be held for use in operations based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the assets to the extent carrying value exceeds the fair value of the assets. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles, rental inventory and property and equipment. For the fiscal year ended January 2, 2000, amortization of intangibles includes an impairment loss of $1,600,000 to write-off the net book value of goodwill in excess of its estimated fair market value.

                              Movie Gallery, Inc.

1.  Accounting Policies (continued)

The Company assesses the recoverability of enterprise level goodwill and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future cash flows.

Rental Inventory

Effective July 6, 1998, the Company changed its method of amortizing videocassette and video game rental inventory. The new method accelerates the rate of amortization and was adopted as a result of an industry trend towards significant increases in copy-depth availability from movie studios, which have resulted in earlier satisfaction of consumer demand, thereby, accelerating the rate of revenue recognition. Under this method, the cost of base stock videocassettes, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock videocassettes, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over six months to a net book value of $4 which is then amortized on a straight-line basis over the next 30 months or until the videocassette is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months.

The new method of amortization was applied to all inventory held at July 6, 1998. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle during the quarter ended October 4, 1998. The application of the new method of amortizing videocassette and video game rental inventory decreased rental inventory and increased depreciation expense for the fiscal year ended January 3, 1999 by approximately $43.6 million and reduced net income by $27.7 million, or $2.06 per basic and diluted share.

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

Rental inventory consists of the following (in thousands):

                                                January 2,   January 3,
                                                   2000         1999
                                                ---------    ---------

Rental inventory                                $  85,978    $ 180,858
Less accumulated amortization                     (33,621)    (135,860)
                                                ---------    ---------
                                                $  52,357    $  44,998
                                                =========    =========

                               Movie Gallery, Inc.

1.  Accounting Policies (continued)

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

Goodwill and Other Intangibles

Goodwill is being amortized on a straight-line basis over twenty years. Other intangibles consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which generally range from five to ten years. Accumulated amortization of goodwill and other intangibles at January 2, 2000 and January 3, 1999 was $32,097,000 and $25,245,000, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Rental Revenue

Rental revenue is recognized when the videocassette or video game is rented by the customer. Extended viewing fees on rentals are recognized when received from the customer.

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred.

Store Opening and Start-up Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of fiscal 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of income taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the fiscal year ended January 2, 2000 was not material.

                              Movie Gallery, Inc.

1.  Accounting Policies (continued)

Fair Value of Financial Instruments

At January 2, 2000 and January 3, 1999, the carrying value of financial instruments such as cash and cash equivalents, accounts payable, notes payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, goodwill and other intangibles. These estimates and assumptions could change and actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

The FASB has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"), which is required to be adopted by the Company in fiscal year 2001. Management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of the Company.

Employee Benefits

The Company has a 401(k) savings plan available to all active employees who are over 21 years of age and have completed one year of service. The Company makes discretionary and matching contributions based on employee compensation. The matching contribution for the fiscal years ended January 2, 2000 and January 3, 1999 was immaterial to the Company.

2.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                                January 2,   January 3,
                                                   2000         1999
                                                ----------------------

Land and buildings                              $  1,889     $  1,889
Furniture and fixtures                            33,383       29,688
Equipment                                         28,495       24,755
Leasehold improvements and signs                  27,931       24,661
                                                --------     --------
                                                  91,698       80,993
Accumulated depreciation                         (47,378)     (37,073)
                                                --------     --------
                                                $ 44,320     $ 43,920
                                                ========     ========

                               Movie Gallery, Inc.

3.  Long-Term Debt

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The Company may increase the amount of the Facility to $85 million if existing banks increase their commitments or if any new banks enter the Credit Agreement. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At January 2, 2000, $44.4 million was outstanding, approximately $20 million was available for borrowing and the effective interest rate was approximately 7.1%.

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

As a result of the Facility and the amended interest rate swap agreement, the Company recognized an extraordinary loss on the extinguishment of debt of approximately $682,000 (net of income taxes of $359,000), or $.05 per share, during the first quarter of fiscal 1999. The extraordinary loss was comprised primarily of unamortized debt issue costs associated with the Company's previous credit facility and the negative value of the previous interest rate swap at January 7, 1999.

Scheduled maturities of long-term debt are as follows:$263,000 in 2000 and $44,377,000 in 2002.

                               Movie Gallery, Inc.

4.  Income Taxes

The following reflects actual income tax expense (benefit) for the fiscal years ended January 2, 2000, January 3, 1999 and January 4, 1998 (in thousands):


                                                Fiscal Year Ended
                                       ---------------------------------
                                       January 2,  January 3,  January 4,
                                          2000        1999        1998
                                       ---------------------------------

Current payable:
   Federal                             $  1,673    $  1,275    $   --
   State                                    198         491        --
                                       --------    --------    --------
 Total current                            1,871       1,766        --

Deferred:
   Federal                                2,454     (13,423)        903
   State                                    290      (1,432)         95
                                       --------    --------    --------
 Total deferred                           2,744     (14,855)        998
                                       --------    --------    --------
                                       $  4,615    $(13,089)   $    998
                                       ========    ========    ========

A reconciliation of income tax expense (benefit) at the federal income tax rate to the Company's effective income tax provision is as follows (in thousands):

                                                Fiscal Year Ended
                                       ----------------------------------
                                       January 2,  January 3,   January 4,
                                          2000        1999         1998
                                       ----------------------------------

Income tax expense (benefit)
   at statutory rate                   $  3,855    $(12,658)   $    647
State income tax expense (benefit)
   net of federal income tax benefit        317        (612)         63
Other, net (primarily goodwill not
   deductible for tax purposes)             443         181         288
                                       --------    --------    --------
                                       $  4,615    $(13,089)   $    998
                                       ========    ========    ========

At January 2, 2000, the Company had net operating loss carryforwards of approximately $7.4 million for income taxes that expire in years 2010 through 2012. The Company has not recorded a valuation allowance related to its deferred tax assets as management considers it more likely than not that available tax strategies and future taxable income will allow the deferred tax assets to be realized.

                               Movie Gallery, Inc.

4.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      January 2,     January 3,
                                                         2000           1999
                                                      ------------------------

Deferred tax liabilities:
   Furnishings and equipment                          $ 5,473        $ 5,740
   Rental inventory                                     3,818            788
   Goodwill                                             2,026          2,295
   Other                                                  461            997
                                                      -------        -------
     Total deferred tax liabilities                    11,778          9,820
Deferred tax assets:
   Non-compete agreements                               4,970          4,839
   Alternative minimum tax credit carryforward          2,827          1,460
   Net operating loss carryforwards                     2,802          4,806
   Accrued liabilities                                    777            828
   Other                                                  843            438
                                                      -------        -------
     Total deferred tax assets                         12,219         12,371
                                                      -------        -------
Net deferred tax assets                               $   441        $ 2,551
                                                      =======        =======

5.  Stockholders' Equity

Common Stock

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of January 2, 2000, common stock of approximately $83,000,000 was available to be issued from this registration.

Since January 2, 2000, the Company has repurchased 200,000 shares of common stock for retirement at an average purchase price of $3.63.

Earnings Per Share

Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (255,000, none and 1,000 for the fiscal years ended January 2, 2000, January 3, 1999 and January 4, 1998, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

                               Movie Gallery, Inc.

5.  Stockholders Equity (continued)

Stock Option Plan

In July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. Currently 2,600,000 shares are reserved for issuance under the Plan. Options granted under the Plan have a 10-year term and generally vest over 3 to 5 years.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of Statement 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and, accordingly, has not recognized compensation cost in connection with the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                                                  Fiscal Year Ended
                                       -----------------------------------
                                       January 2,  January 3,    January 4,
                                          2000        1999          1998
                                       -----------------------------------
                                      (in thousands, except per share data)

Pro forma net income (loss)            $   3,801   $  (24,324)   $  (890)
Pro forma earnings (loss) per share:
   Basic and diluted                        0.29        (1.82)     (0.07)

The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                   Fiscal Year Ended
                                         ---------------------------------
                                         January 2,  January 3,  January 4,
                                            2000        1999        1998
                                         ---------------------------------
Expected volatility                        0.720       0.733       0.649
Risk-free interest rate                    6.39%       4.70%       6.28%
Expected life of option in years           6.0         6.0         6.0
Expected dividend yield                    0.0%        0.0%        0.0%

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

                           Movie Gallery, Inc.

A summary of the Company's stock option activity and related information is detailed below. During 1997, the Company modified 505,100 stock options with exercise prices ranging from $6.00 to $42.63 by cancelling the stock options and issuing 378,827 new stock options at an exercise price of $3.88. This modification excluded directors and certain senior management.


                                                                 Fiscal Year Ended
                                 ------------------------------------------------------------------------------------
                                     January 2, 2000               January 3, 1999              January 4, 1998
                                 ------------------------------------------------------------------------------------
                                               Weighted-                    Weighted-                     Weighted-
                                                Average                      Average                       Average
                                  Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
                                 ---------   --------------   ---------   --------------   ---------   --------------
Outstanding-beginning
  of year                        2,188,899   $    9.73        1,895,537   $   10.62        1,318,650     $   21.98
Granted                            444,000        4.36          363,000        5.13        1,256,087          4.04
Exercised                           12,350        3.88           12,230        3.88             --             --
Forfeited                          343,562        4.17           57,408       11.32          679,200         20.50

Outstanding-end of year          2,276,987        9.56        2,188,899        9.73        1,895,537         10.62

Exercisable at end of year       1,440,871       12.03        1,206,397       12.68          916,908         14.43

Weighted-average fair value
   of options granted during
   the year                      $    3.05                    $    3.43                    $    2.62


Options outstanding as of January 2, 2000 had a weighted-average remaining contractual life of 7.6 years and exercise prices ranging from $3.00 to $40.00 as follows:

                                                                  Exercise price of
                                               ----------------------------------------------------------
                                               $3.00 to $6.00       $14.00 to $22.00     $24.00 to $40.00
                                               ----------------------------------------------------------

Options outstanding                               1,618,487               390,500              268,000
Weighted-average exercise price                       $4.29                $15.13               $33.22
Weighted-average remaining contractual life       8.5 years             5.4 years            5.4 years
Options exercisable                                 824,171               361,700              255,000
Weighted-average exercise price of
   exercisable options                                $4.16                $15.22               $32.93


                              Movie Gallery, Inc.

6.  Commitments and Contingencies

Rent expense for the fiscal years ended January 2, 2000, January 3, 1999 and January 4, 1998 totaled $41,683,000, $40,959,000 and $40,788,000, respectively.
Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 2, 2000 (in thousands):

                   2000         $ 26,950
                   2001           21,678
                   2002           13,399
                   2003            8,032
                   2004            4,288
                   Thereafter      3,830
                                --------
                                $ 78,177
                                ========

The Company has an agreement with Rentrak Corporation which requires the Company to order videocassette rental inventory under lease sufficient to require an aggregate minimum payment of $4,000,000 per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006.

The Company is occasionally involved in litigation in the ordinary course of its business, none of which, individually or in the aggregate, is material to the Company's business or results of operations.

                              Movie Gallery, Inc.

7.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                      Thirteen Weeks Ended
                                                    -----------------------------------------------------
                                                    April 4,       July 4,       October 3,      January 2,
                                                      1999           1999          1999              2000
                                                    ------------------------------------------------------
Revenue                                             $ 69,620       $ 65,510       $ 67,742       $ 74,073
Operating income                                       6,377          2,006          1,642          4,337
Income before extraordinary item
   and cumulative effect of
   accounting change                                   3,362            679            546          1,811
Extraordinary loss on early extinguishment
   of debt, net of income taxes of $359                 (682)          --             --               --
Cumulative effect of accounting change,
   net of income taxes of $368                          (699)          --             --               --
                                                    --------       --------       --------       ----------
Net income                                          $  1,981       $    679       $    546       $  1,811
                                                    ========       ========       ========       ==========
Basic and diluted earnings per share:
Income before extraordinary item
   and cumulative effect of
   accounting change                                $   0.25       $   0.05       $   0.04       $     0.14
Extraordinary loss on early extinguishment
   of debt, net of  tax                                (0.05)          --             --               --
Cumulative effect of accounting change,
   net of tax                                          (0.05)          --             --               --
                                                    --------       --------       --------       ----------
Net income                                          $   0.15       $   0.05       $   0.04       $     0.14
                                                    ========       ========       ========       ==========

                                                                         Thirteen Weeks Ended
                                                   --------------------------------------------------------
                                                    April 5,       July 5,        October 4,     January 3,
                                                      1998           1998            1998           1999
                                                   --------------------------------------------------------

Revenue                                             $ 70,491       $ 63,662       $ 64,397       $ 69,083
Operating income (loss)                                4,613            495        (42,969)         7,021
Net income (loss)                                      1,882           (555)       (28,046)         3,643
Basic and diluted earnings (loss)
   per share                                            0.14          (0.04)         (2.09)          0.27


                               Index to Exhibits


Exhibit No.        Description


    21             List of Subsidiaries

    23             Consent of Ernst & Young LLP, Independent Auditors

    27             Financial Data Schedule