Form 10-Q
period 2000-04-02
MOVIE GALLERY INC
filed 2000-05-17
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended April 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of May 11, 2000 was 11,286,167.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - April 2, 2000 and January 2, 2000................1

Consolidated Statements of Income - Thirteen weeks ended April 2, 2000 and April 4, 1999..............................................................2

Consolidated Statements of Cash Flows - Thirteen weeks ended April 2, 2000 and April 4, 1999..............................................................3

Notes to Consolidated Financial Statements - April 2, 2000.....................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations..........................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                             April 2,   January 2,
                                                               2000        2000
                                                            ---------   ---------
                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                $   6,109   $   6,970
   Merchandise inventory                                       13,019      15,148
   Prepaid expenses                                               883         814
   Store supplies and other                                     3,601       3,395
   Deferred income taxes                                          274         229
                                                            ---------   ---------
Total current assets                                           23,886      26,556

Rental inventory, net                                          53,909      52,357
Property, furnishings and equipment, net                       45,960      44,320
Goodwill and other intangibles, net                            82,357      83,539
Deposits and other assets                                       3,862       2,543
Deferred income taxes                                            --           212
                                                            ---------   ---------
Total assets                                                $ 209,974   $ 209,527
                                                            =========   =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $  23,338   $  26,243
   Accrued liabilities                                          9,543      12,989
   Current portion of long-term debt                              174         263
                                                            ---------   ---------
Total current liabilities                                      33,055      39,495

Long-term debt                                                 47,760      44,377
Other accrued liabilities                                         177         234
Deferred income taxes                                           1,768        --

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued or outstanding               --          --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 11,992,167 and 12,549,667
       shares issued and outstanding                               12          13
   Additional paid-in capital                                 125,431     127,537
   Retained earnings (deficit)                                  1,771      (2,129)
                                                            ---------   ---------
Total stockholders' equity                                    127,214     125,421
                                                            ---------   ---------
Total liabilities and stockholders' equity                  $ 209,974   $ 209,527
                                                            =========   =========

See accompanying notes.


                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                 Thirteen weeks ended
                                                                 April 2,     April 4,
                                                                   2000         1999
                                                                 --------------------

Revenues:
   Rentals                                                       $ 69,777    $ 59,326
   Product sales                                                   11,716      10,294
                                                                 --------    --------
                                                                   81,493      69,620
Cost of sales:
   Cost of rental revenues                                         20,591      16,626
   Cost of product sales                                            7,190       6,884
                                                                 --------    --------
Gross margin                                                       53,712      46,110

Operating costs and expenses:
   Store operating expenses                                        38,113      32,978
   Amortization of intangibles                                      1,805       1,838
   General and administrative                                       6,316       4,917
                                                                 --------    --------
Operating income                                                    7,478       6,377

Interest expense, net                                                (868)       (866)
                                                                 --------    --------
Income before income taxes, extraordinary item and
    cumulative effect of accounting change                          6,610       5,511

Income taxes                                                        2,710       2,149
                                                                 --------    --------
Income before extraordinary item and cumulative effect of
   accounting change                                                3,900       3,362
Extraordinary loss on early extinguishment of debt, net of tax       --          (682)
Cumulative effect of accounting change, net of tax                   --          (699)
                                                                 --------    --------
Net income                                                       $  3,900    $  1,981
                                                                 ========    ========

Basic and diluted earnings  per share:
Income before extraordinary item and cumulative effect of
  accounting change                                              $   0.32    $   0.25
Extraordinary loss on early extinguishment of debt, net of tax       --         (0.05)
Cumulative effect of accounting change, net of tax                   --         (0.05)
                                                                 --------    --------
Net income                                                       $   0.32    $   0.15
                                                                 ========    ========

Weighted average shares outstanding:
   Basic                                                           12,275      13,279
   Diluted                                                         12,300      13,614

See accompanying notes.


                              Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                    Thirteen weeks ended
                                                                    April 2,     April 4,
                                                                      2000         1999
                                                                    --------------------
Operating activities
Net income                                                          $  3,900    $  1,981
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of debt, net of tax       --           682
   Cumulative effect of accounting change, net of tax                   --           699
   Depreciation and amortization                                      18,443      18,757
   Deferred income taxes                                               1,935       1,813
Changes in operating assets and liabilities:
   Merchandise inventory                                               2,129       1,064
   Other current assets                                                 (275)         78
   Deposits and other assets                                          (1,319)       (755)
   Accounts payable                                                   (2,905)     (3,491)
   Accrued liabilities                                                (3,503)     (1,844)
                                                                    --------    --------
Net cash provided by operating activities                             18,405      18,984

Investing activities
Business acquisitions                                                   (628)        (65)
Purchases of rental inventory, net                                   (14,642)    (13,812)
Purchases of property, furnishings and equipment                      (5,183)     (1,569)
                                                                    --------    --------
Net cash used in investing activities                                (20,453)    (15,446)

Financing activities
Purchases and retirement of common stock                              (2,107)       (402)
Proceeds from issuance of long-term debt                               3,383        --
Principal payments on long-term debt                                     (89)     (5,768)
                                                                    --------    --------
Net cash provided by (used in) financing activities                    1,187      (6,170)
                                                                    --------    --------
Decrease in cash and cash equivalents                                   (861)     (2,632)
Cash and cash equivalents at beginning of period                       6,970       6,983
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  6,109    $  4,351
                                                                    ========    ========

See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  April 2, 2000

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 2, 2000.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income. Amortization of rental inventory and revenue sharing expenses have been combined and are presented as cost of rental revenues on the statement of operations.

2.  Financing Obligations

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

                              Movie Gallery, Inc.

3.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (25,000 and 335,000 for the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

4.  Cumulative Effect of a Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the thirteen weeks ended April 4, 1999 was not material.

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

                                                             Thirteen weeks ended
                                                      ----------------------------------
                                                       April 2,      April 4,   Increase
                                                         2000          1999    (Decrease)
                                                      --------      --------    --------
Revenues:
   Rentals                                                85.6%         85.2%        0.4%
   Product sales                                          14.4          14.8        (0.4)
                                                      --------      --------    --------
                                                         100.0         100.0        --
Cost of sales:
   Cost of rental revenues                                25.2          23.9         1.3
   Cost of product sales                                   8.8           9.9        (1.1)
                                                      --------      --------    --------
Gross margin                                              66.0          66.2        (0.2)

Operating costs and expenses:
   Store operating expenses                               46.8          47.4        (0.6)
   Amortization of intangibles                             2.2           2.6        (0.4)
   General and administrative                              7.8           7.1         0.7
                                                      --------      --------    --------
Operating income                                           9.2           9.1         0.1

Interest expense, net                                     (1.1)         (1.2)        0.1
                                                      --------      --------    --------
Income before income taxes,  extraordinary item
  and cumulative effect of accounting change               8.1           7.9         0.2

Income taxes                                               3.3           3.1         0.2
                                                      --------      --------    --------
Income before extraordinary item and cumulative
  effect of accounting change                              4.8           4.8        --
Extraordinary loss on early extinguishment of
  debt, net of tax                                        --            (1.0)        1.0
Cumulative effect of accounting change, net of tax        --            (1.0)        1.0
                                                      --------      --------    --------
Net income                                                 4.8%          2.8%        2.0%
                                                      ========      ========    ========

Adjusted EBITDA (in thousands)                        $ 12,664      $ 11,509    $  1,155
                                                      ========      ========    ========
Cash earnings (in thousands)                          $  5,705      $  5,200    $    505
                                                      ========      ========    ========
Number of stores open at end of period                     960           826         134
                                                      ========      ========    ========

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Revenue. For the thirteen weeks ended April 2, 2000, total revenues were $81.5 million, a 17.1% increase from $69.6 million in the first quarter of 1999. The increase was due primarily to an increase in same-store revenues of 3.1%, as well as a 15.5% increase in the average number of stores open during the first quarter of 2000 versus 1999. The increase in same-store revenues for the first quarter of 2000 was the result of (i) an increase in the number of copies of new release videocassettes available to customers as a result of the Company's continuing focus on the use of copy-depth initiatives, including revenue sharing programs and other depth of copy programs available from movie studios; (ii) an increase in the sales of previously viewed movies, which is the direct result of more product available to consumers due to the copy-depth initiatives and revenue sharing programs discussed above; (iii) marginally favorable weather conditions; and (iv) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores. The revenue increase was partially offset by a decline in new movie sales as a result of fewer titles being released at sell-through price points.

Cost of Sales. The cost of rental revenues as a percentage of total rental revenues for the thirteen week period ended April 2, 2000 was 29.5%, an increase from 28.0% in the prior year quarter. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The slight increase is primarily due to continued expansion of the Company's participation in various revenue sharing and other copy depth programs and costs associated with the chain-wide roll-out of DVD in the last half of 1999 and early 2000.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales increased to 38.6% in the first quarter of 2000 from 33.1% in the first quarter of 1999. The increase in profitability of product sales is primarily the result of an increase in previously viewed movie sales and a decrease in new movie sales throughout 1999 and continuing in 2000, driven by the Company's increased focus on the sale of previously viewed movies. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales and increasing participation in copy depth programs provides significant resources to support a larger previously viewed movie inventory.

Gross Margins. The significant improvement in profit margins on product sales was partially offset by the slight increase in the cost margin on rental revenues resulting in a total gross margin increase to 34.0% for the first quarter of 2000 from 33.8% in the first quarter of 1999.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 46.8% of total revenue for the first quarter of 2000 from 47.4% in the first quarter of 1999. The decrease in store operating expenses is primarily due to the same-store revenue increase of 3.1% during the first quarter of 2000 and overall cost containment at the store level.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks ended April 2, 2000 was 2.2%, a decrease from 2.6% for the comparable period in the prior year. This decrease is primarily due to the 17.1% increase in revenue.

General and administrative expenses as a percentage of revenue increased to 7.8% in the first quarter of 2000 from 7.1% for the first quarter of 1999. The increase is primarily due to increased staffing and travel costs associated with the Company's increased new store development which began in the latter half of 1999, as well as incremental expenses from the operation of the Company's e-commerce effort which was launched in September 1999.

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Extraordinary Loss. During the first quarter of 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share. The extraordinary loss was comprised primarily of the write off of both the unamortized debt issue costs and the negative value of an interest rate swap agreement in association with the restructuring of the Company's debt obligations discussed below in "Liquidity and Capital Resources."

Cumulative Effect Accounting Change. Effective January 4, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 4 of the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores, as well as common stock repurchases within the past year. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During the thirteen weeks ended April 2, 2000 the Company generated approximately $12.7 million in Adjusted EBITDA, a 10.0% increase over $11.5 million for the comparable period in 1999. The increase was primarily driven by the 17.1% increase in total revenue. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings per diluted share for the first quarter of 2000 increased 21.1% to $0.46 from $0.38 in the first quarter of 1999. Contributing to this increase was a 9.7% decline in weighted average shares outstanding as a result of share repurchases. Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $18.4 million for the thirteen weeks ended April 2, 2000 as compared to $19.0 million for the thirteen weeks ended April 4, 1999. The decrease in net cash provided by operating activities was primarily the result of a continued reduction in rental product costs that are capitalized and amortized versus an increase in variable rental product costs which are expensed as incurred. The remaining decrease is due to increases in various other assets and offsetting decreases of inventory, accounts payable and accrued liabilities. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Net cash used in investing activities was $20.5 million for the first quarter of 2000 as compared to $15.4 million for the comparable period of 1999. This increase in funds used for investing activities is primarily the result of increases in capital expenditures related to rental inventory and property, furnishings and equipment purchased to support the Company's increased new store development plan.

Net cash provided by financing activities was $1.2 million for the first quarter of 2000 as compared to net cash used in financing activities of $6.2 million for the comparable period of 1999. The changes from the first quarter of 1999 are due primarily to significant reductions in long-term debt repayments during the first quarter of 2000 to fund increased capital needs for stock repurchases and new store development.

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

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company opened 24 internally-developed stores during the first quarter of 2000 and remains on target to open approximately 100 new stores during the year. The Company will entertain potential acquisition transactions; however, the number of acquired stores in 2000 is expected to be less than the number of internally developed stores. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

During the first quarter of 2000, the Company completed its previously announced $5 million stock repurchase plan and announced another $5 million stock repurchase plan. Through May 11, 2000, the Company has repurchased 1,063,500 shares under the new repurchase plan which, combined with the previous repurchase plan, represents approximately 16% of the Company's outstanding shares since September 1998. It is anticipated the majority of the $5 million under the new repurchase plan will be utilized during the first half of fiscal year 2000.

At April 2, 2000, the Company had a working capital deficit of $9.2 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of fiscal year 2000, including its anticipated new store openings, a modest potential acquisition program and stock repurchases. However, to fund a major acquisition program, or to provide funds in the event that the Company's need for funds is

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Forward Looking Statements

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, competitive factors and weather conditions within the Company's geographic markets, adequate product availability from movie studios, the Company's ability to successfully execute its new store opening program, the Company's ability to repurchase common stock under its share repurchase authorization and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 2, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     There have been no material changes in the Company's inherent market risks since the disclosures made as of January 2, 2000 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

               10.1   Amended and Restated  Supply  Agreement dated February 28,
                      2000 between M. G. A., Inc. and Ingram Entertainment, Inc.
                      (portions   were   omitted   pursuant  to  a  request  for
                      confidential treatment)
               10.2   First  Amendment to  Employment Contract  between  M.G.A.,
                      Inc. and J. T. Malugen dated April 3, 2000.
               10.3   First  Amendment to  Employment Contract  between  M.G.A.,
                      Inc. and H. Harrison Parrish dated April 3, 2000.
               27     Financial Data Schedule.

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



                                                 Movie Gallery, Inc.
                                       -------------------------------------
                                                    (Registrant)


Date:  May 17, 2000                    /s/ J. Steven Roy
                                       --------------------------------------
                                       J. Steven Roy, Executive Vice President
                                       and Chief Financial Officer