Form 10-Q
period 2000-07-02
MOVIE GALLERY INC
filed 2000-08-15
CIK 925178

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended July 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of August 9, 2000 was 11,136,167.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - July 2, 2000 and January 2, 2000.................1

Consolidated Statements of Income - Thirteen and twenty-six weeks ended July 2, 2000 and July 4, 1999............................................2

Consolidated Statements of Cash Flows - Twenty-six weeks ended July 2, 2000 and July 4, 1999...............................................................3

Notes to Consolidated Financial Statements - July 2, 2000......................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations..........................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                 July 2,   January 2,
                                                                  2000         2000
                                                               ----------------------
                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                   $   5,700    $   6,970
   Merchandise inventory                                           9,761       15,148
   Prepaid expenses                                                  952          814
   Store supplies and other                                        3,291        3,395
   Deferred income taxes                                             218          229
                                                               ---------    ---------
Total current assets                                              19,922       26,556

Rental inventory, net                                             56,270       52,357
Property, furnishings and equipment, net                          47,090       44,320
Goodwill and other intangibles, net                               80,189       83,539
Deposits and other assets                                          4,303        2,543
Deferred income taxes                                               --            212
                                                               ---------    ---------
Total assets                                                   $ 207,774    $ 209,527
                                                               =========    =========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $  21,650    $  26,243
   Accrued liabilities                                            12,429       12,989
   Current portion of long-term debt                                 117          263
                                                               ---------    ---------
Total current liabilities                                         34,196       39,495

Long-term debt                                                    46,200       44,377
Other accrued liabilities                                            421          234
Deferred income taxes                                              1,399         --

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued or outstanding                  --           --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 11,136,167 and 12,549,667
       shares issued and outstanding                                  11           13
   Additional paid-in capital                                    121,841      127,537
   Retained earnings (deficit)                                     3,706       (2,129)
                                                               ---------    ---------
Total stockholders' equity                                       125,558      125,421
                                                               ---------    ---------
Total liabilities and stockholders' equity                     $ 207,774    $ 209,527
                                                               =========    =========

See accompanying notes.

                               Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                      Thirteen weeks ended     Twenty-six weeks ended
                                                        July 2,    July 4,       July 2,      July 4,
                                                         2000       1999          2000         1999
                                                     ----------------------    ----------------------
Revenues:
   Rentals                                           $  66,309    $  55,971    $ 136,086    $ 115,297
   Product sales                                        11,036        9,539       22,752       19,833
                                                     ---------    ---------    ---------    ---------
                                                        77,345       65,510      158,838      135,130
Cost of sales:
   Cost of rental revenues                              19,467       16,904       40,058       33,530
   Cost of product sales                                 7,127        6,067       14,317       12,951
                                                     ---------    ---------    ---------    ---------
Gross margin                                            50,751       42,539      104,463       88,649

Operating costs and expenses:
   Store operating expenses                             37,995       33,095       76,108       66,073
   Amortization of intangibles                           2,261        2,320        4,066        4,158
   General and administrative                            6,258        5,118       12,574       10,035
                                                     ---------    ---------    ---------    ---------
Operating income                                         4,237        2,006       11,715        8,383

Interest expense, net                                     (957)        (814)      (1,825)      (1,680)
                                                     ---------    ---------    ---------    ---------
Income before income taxes, extraordinary item
    and cumulative effect of accounting change           3,280        1,192        9,890        6,703

Income taxes                                             1,345          513        4,055        2,662
                                                     ---------    ---------    ---------    ---------
Income before extraordinary item and cumulative
   effect of accounting change                           1,935          679        5,835        4,041
Extraordinary loss on early extinguishment of
   debt, net of tax                                       --           --           --           (682)
Cumulative effect of accounting change, net of tax        --           --           --           (699)
                                                     ---------    ---------    ---------    ---------
Net income                                           $   1,935    $     679    $   5,835    $   2,660
                                                     =========    =========    =========    =========

Basic and diluted earnings  per share:
Income before extraordinary item and cumulative
   effect of accounting change                       $    0.17    $    0.05    $    0.49    $    0.30
Extraordinary loss on early extinguishment of
   debt, net of tax                                       --           --           --          (0.05)
Cumulative effect of accounting change, net of tax        --           --           --          (0.05)
                                                     ---------    ---------    ---------    ---------
Net income                                           $    0.17    $    0.05    $    0.49    $    0.20
                                                     =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                                11,321       13,231       11,798       13,256
   Diluted                                              11,368       13,623       11,827       13,619

See accompanying notes.


                              Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                   Twenty-six weeks ended
                                                                     July 2,    July 4,
                                                                      2000       1999
                                                                   ----------------------
Operating activities
Net income                                                          $  5,835    $  2,660
Adjustments to reconcile net income to net cash
provided by operating activities:
   Extraordinary loss on early extinguishment of debt, net of tax       --           682
   Cumulative effect of accounting change, net of tax                   --           699
   Depreciation and amortization                                      37,477      36,424
   Deferred income taxes                                               1,622       1,326
Changes in operating assets and liabilities:
   Merchandise inventory                                               5,387       1,031
   Other current assets                                                  (34)        272
   Deposits and other assets                                          (1,760)     (1,030)
   Accounts payable                                                   (4,593)     (4,114)
   Accrued liabilities                                                  (373)         91
                                                                    --------    --------
Net cash provided by operating activities                             43,561      38,041

Investing activities
Business acquisitions                                                   (721)     (2,485)
Purchases of rental inventory, net                                   (29,991)    (25,843)
Purchases of property, furnishings and equipment                     (10,098)     (3,562)
                                                                    --------    --------
Net cash used in investing activities                                (40,810)    (31,890)

Financing activities
Net proceeds from issuance of common stock                              --             6
Purchases and retirement of common stock                              (5,698)       (402)
Proceeds from issuance of long-term debt                               1,823        --
Principal payments on long-term debt                                    (146)     (8,801)
                                                                    --------    --------
Net cash used in financing activities                                 (4,021)     (9,197)
                                                                    --------    --------
Decrease in cash and cash equivalents                                 (1,270)     (3,046)
Cash and cash equivalents at beginning of period                       6,970       6,983
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  5,700    $  3,937
                                                                    ========    ========

See accompanying notes.

                               Movie Gallery, Inc.


             Notes to Consolidated Financial Statements (Unaudited)

                                  July 2, 2000

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 2, 2000.

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

3.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (47,000 and 392,000 for the thirteen weeks ended July 2, 2000 and July 4, 1999, respectively; 29,000 and 363,000 for the twenty-six weeks ended July 2, 2000 and July 4, 1999, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

                              Movie Gallery, Inc.

4.  Cumulative Effect of a Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position("SOP") 98-5, "Reporting the Costs of Start-Up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for the thirteen weeks ended April 4, 1999 was not material.

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

                                                             Thirteen weeks ended                    Twenty-six weeks ended
                                                        ----------------------------------     -------------------------------------
                                                         July 2,      July 4,      Increase     July 2,       July 4,      Increase
                                                          2000         1999       (Decrease)     2000          1999       (Decrease)
                                                        --------     --------     --------     ---------     ---------     --------
Revenues:
   Rentals                                                  85.7%        85.4%         0.3%         85.7%         85.3%         0.4%
   Product sales                                            14.3         14.6         (0.3)         14.3          14.7         (0.4)
                                                        --------     --------     --------     ---------     ---------     --------
                                                           100.0        100.0         --           100.0         100.0         --

Cost of sales:
   Cost of rental revenues                                  25.2         25.8         (0.6)         25.2          24.8          0.4
   Cost of product sales                                     9.2          9.3         (0.1)          9.0           9.6         (0.6)
                                                        --------     --------     --------     ---------     ---------     --------
Gross margin                                                65.6         64.9          0.7          65.8          65.6          0.2

Operating costs and expenses:
   Store operating expenses                                 49.2         50.5         (1.3)         47.9          48.9         (1.0)
   Amortization of intangibles                               2.9          3.5         (0.6)          2.6           3.1         (0.5)
   General and administrative                                8.1          7.8          0.3           7.9           7.4          0.5
                                                        --------     --------     --------     ---------     ---------     --------
Operating income                                             5.4          3.1          2.3           7.4           6.2          1.2

Interest expense, net                                       (1.2)        (1.3)         0.1          (1.2)         (1.2)        --
                                                        --------     ---------     ---------     --------     --------     --------
Income before income taxes,  extraordinary item
  and cumulative effect of accounting                        4.2          1.8          2.4           6.2           5.0          1.2

Income taxes                                                 1.7          0.8          0.9           2.5           2.0          0.5
`                                                        --------     --------     ---------     ---------     --------    --------
Income before extraordinary item and cumulative
  effect of accounting change                                2.5          1.0          1.5           3.7           3.0          0.7
Extraordinary loss on early extinguishment of
  debt, net of tax                                          --           --           --            --            (0.5)         0.5
Cumulative effect of accounting change, net of tax          --           --           --            --            (0.5)         0.5
                                                        --------     --------     --------     ---------     ---------     --------
Net income                                                   2.5%         1.0%         1.5%          3.7%          2.0%         1.7%
                                                        ========     ========     ========     =========     =========     ========

Adjusted EBITDA (in thousands)                          $  9,433     $  7,915     $  1,518     $  22,097     $  19,424     $  2,673
                                                        ========     ========     ========     =========     =========     ========
Cash earnings (in thousands)                            $  4,196     $  2,999     $  1,197     $   9,901     $   8,199     $  1,702
                                                        ========     ========     ========     =========     =========     ========
Number of stores open at end of period                       959          903           56           959           903           56
                                                        ========     ========     ========     =========     =========     ========



Revenue. For the thirteen weeks and twenty-six weeks ended July 2, 2000, total revenues were $77.3 million and $158.8 million, respectively, increases of 18.1% and 17.5% over the comparable periods in 1999. Revenues for the first half of 2000 were driven by a record 8.5% increase in same-store revenues in the second quarter, following a 3.1% increase in the first quarter. The 12.6% increase in the average number of stores open has also contributed to the increase in revenues this year. The increase in same-store revenues was the result of (i) a favorable new release schedule in the second quarter of 2000 versus the second quarter of 1999; (ii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores, such as the Company's $15 million 15th Anniversary Movie Trivia Game;
(iii) the change in the Easter weekend to late April; and (iv) an increase in the sales of previously viewed movies and previously played games. The revenue increase was partially offset by a decline in new movie sales as a result of fewer titles being released at sell-through price points and a deemphasis on the sale of new movies in certain stores.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Cost of Sales. Rental revenue costs as a percentage of rental revenues for the thirteen week period ended July 2, 2000 was 29.4%, a decrease from 30.2% for the comparable fiscal 1999 period, and was 29.4% for the twenty-six weeks ended July 2, 2000, consistent with 29.1% in the prior year. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The decrease in the second quarter is due to the significant increase in same-store revenues.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales for the thirteen weeks ended July 2, 2000 was 35.4%, a slight decline from 36.4% in the comparable period of 1999. For the year-to-date period ended July 2, 2000, the product sales margin increased to 37.1% from 34.7% in 1999. The overall increase in profitability of product sales for the year is primarily the result of an increase in previously viewed movie sales and a decrease in new movie sales as previously discussed. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales and the Company's participation in various copy depth programs provides significant resources to achieve larger levels of previously viewed movie sales.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments and in-store payroll. Store operating expenses as a percentage of revenues was 49.2% and 47.9% for the thirteen weeks and twenty-six weeks ended July 2, 2000, respectively, as compared to 50.5% and 48.9% in 1999. The decrease in store operating expenses as a percentage of revenue is primarily due to the same-store revenue increases during the first half of the year as well as the centralization of certain functions at the general and administrative level which have resulted in store level expense savings.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 2, 2000 was 2.9% and 2.6%, respectively, decreases from 3.5% and 3.1% for the comparable periods in 1999. This decrease is primarily due to the increase in revenue.

General and administrative expenses as a percentage of revenue increased to 8.1% and 7.9%, respectively, for the second quarter and year-to-date periods of 2000 from 7.8% and 7.4% for the comparable periods in 1999. The increase is primarily due to increased staffing and travel costs associated with the Company's increased new store development which began in the latter half of 1999, as well as incremental expenses from the operation of the Company's e-commerce effort which was launched in September 1999.

As a result of the above factors, operating income increased by 111.2% for the second quarter and 39.7% year-to-date in fiscal 2000 to $4.2 million and $11.7 million, respectively.

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

Cumulative Effect Accounting Change. Effective January 4, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position("SOP") 98-5, "Reporting the Costs of Start-up Activities." As a result, the Company recorded a charge for the cumulative effect of an accounting change of $699,000 (net of taxes of $368,000), or $0.05 per share, to expense the unamortized portion of certain start-up costs that had been capitalized prior to January 4, 1999, discussed fully in Note 4 of the "Notes to Consolidated Financial Statements."

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

During the twenty-six weeks ended July 2, 2000 the Company generated approximately $22.1 million in Adjusted EBITDA, a 13.8% increase over $19.4 million for the comparable period in 1999. The increase was primarily driven by the 17.5% increase in total revenue. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings per diluted share for the first half of 2000 increased 40.0% to $0.84 from $0.60 in the first half of 1999. Contributing to this increase was a 13.2% decline in weighted average shares outstanding as a result of share repurchases. Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $43.6 million for the twenty-six weeks ended July 2, 2000 as compared to $38.0 million for the twenty-six weeks ended July 4, 1999. The increase in net cash provided by operating activities was primarily the result of decreased levels of merchandise inventory due to fewer titles being released at sell-through price points and a deemphasis on the sale of new movies in certain stores. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $40.8 million for the first half of 2000 as compared to $31.9 million for the comparable period of 1999. This increase in funds used for investing activities is primarily the result of increases in capital expenditures related to rental inventory and property, furnishings and equipment purchased to support the Company's increased new store development plan.

Net cash used in financing activities was $4.0 million for the first half of 2000 as compared to $9.2 million for the comparable period of 1999. This decrease in funds used for financing activities is due to a net increase in long-term debt during 2000 to fund new store growth and stock repurchases, versus a significant decrease in long-term debt for the comparable period of 1999.

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

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company opened 48 internally-developed stores during the first half of 2000 and remains on target to open approximately 100 new stores during the year. The Company will entertain potential acquisition transactions; however, the number of acquired stores in 2000 is expected to be less than the number of internally developed stores. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

During the first quarter of 2000, the Company completed its previously announced $5 million stock repurchase plan and announced a second $5 million stock repurchase plan which was completed in May 2000. During the first half of the year, the Company repurchased 1.4 million shares for $5.7 million, which has been funded primarily through cash flow from operations.

At July 2, 2000, the Company had a working capital deficit of $14.3 million due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of fiscal year 2000, including its anticipated new store openings and a modest potential acquisition program. However, to fund a major acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Forward Looking Statements

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, competitive factors and weather conditions within the Company's geographic markets, adequate product availability from movie studios, the Company's ability to continue to expand, including its ability to successfully execute its new store opening program, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 2, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     There have been no material changes in the Company's inherent market risks since the disclosures made as of January 2, 2000 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 13, 2000. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

     1. The six nominees proposed by the Board of Directors were elected as directors by the following votes:

          Name                           For                 Withheld
          ----                           ---                 --------
          Thomas Malugen              9,813,308             1,054,668
          H. Harrison Parrish         9,813,308             1,054,668
          William B. Snow             9,813,303             1,054,673
          Sanford C. Sigoloff         9,813,308             1,054,668
          Philip B. Smith             9,813,308             1,054,668
          Joe F. Troy                 9,813,308             1,054,668

     2. A proposal to amend the Company's 1994 Stock Plan, as amended, to increase the number of shares available for grant from 2,600,000 to 3,000,000 was approved by a vote of 9,194,510 for versus 1,669,266 against. There were 4,200 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

            27  Financial Data Schedule

         b) Reports on Form 8-K

            None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Movie Gallery, Inc.
                                    -------------------------------------------
                                               (Registrant)



Date:  August 15, 2000              /s/ J. Steven Roy
                                    -------------------------------------------
                                    J. Steven Roy, Executive Vice President
                                    and Chief Financial Officer