Form 10-Q
period 2000-10-01
MOVIE GALLERY INC
filed 2000-11-15
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended October 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From___________ to__________



                         Commission file number 0-24548

                               Movie Gallery, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   63-1120122
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)



          900 West Main Street, Dothan, Alabama                 36301
         (Address of principal executive offices)             (Zip Code)

                                 (334) 677-2108
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of November 9, 2000 was 11,136,167.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - October 1, 2000 and January 2, 2000..............1

Consolidated Statements of  Income - Thirteen and thirty-nine weeks ended October 1, 2000 and October 3, 1999......................................2

Consolidated Statements of Cash Flows - Thirty-nine weeks ended
October 1, 2000 and October 3, 1999............................................3

Notes to Consolidated Financial Statements - October 1, 2000...................4

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations..........................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11


                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                              October 1,  January 2,
                                                                 2000        2000
                                                              ---------------------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                   $   4,640   $   6,970
  Merchandise inventory                                           8,659      15,148
  Prepaid expenses                                                1,065         814
  Store supplies and other                                        3,380       3,395
  Deferred income taxes                                             120         229
                                                              ---------   ---------
Total current assets                                             17,864      26,556

Rental inventory, net                                            57,496      52,357
Property, furnishings and equipment, net                         51,004      44,320
Goodwill and other intangibles, net                              78,793      83,539
Deposits and other assets                                         2,468       2,543
Deferred income taxes                                              --           212
                                                              ---------   ---------
Total assets                                                  $ 207,625   $ 209,527
                                                              =========   =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                            $  18,933   $  26,243
  Accrued liabilities                                            10,336      12,989
  Current portion of long-term debt                                  59         263
                                                              ---------   ---------
Total current liabilities                                        29,328      39,495

Long-term debt                                                   50,250      44,377
Other accrued liabilities                                           237         234
Deferred income taxes                                             1,691        --

Stockholders' equity:
  Preferred stock, $.10 par value; 2,000,000 shares
    authorized, no shares issued and outstanding                   --          --
  Common stock, $.001 par value; 35,000,000
    shares authorized, 11,136,167 and 12,549,667
    shares issued and outstanding                                    11          13
  Additional paid-in capital                                    121,841     127,537
  Retained earnings (deficit)                                     4,267      (2,129)
                                                              ---------   ---------
Total stockholders' equity                                      126,119     125,421
                                                              ---------   ---------
Total liabilities and stockholders' equity                    $ 207,625   $ 209,527
                                                              =========   =========
See accompanying notes.




                              Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                     Thirteen weeks ended     Thirty-nine weeks ended
                                                    October 1,   October 3,   October 1,    October 3,
                                                       2000        1999          2000          1999
                                                    --------------------------------------------------

Revenues:
  Rentals                                             $ 64,527     $ 59,056     $200,613     $174,353
  Product sales                                         10,823        8,686       33,575       28,519
                                                      --------     --------     --------     --------
                                                        75,350       67,742      234,188      202,872
Cost of sales:
  Cost of rental revenues                               20,065       18,423       60,123       51,953
  Cost of product sales                                  6,879        5,410       21,196       18,361
                                                      --------     --------     --------     --------
Gross margin                                            48,406       43,909      152,869      132,558

Operating costs and expenses:
  Store operating expenses                              38,375       34,997      114,483      101,070
  Amortization of intangibles                            1,674        1,793        5,740        5,951
  General and administrative                             6,464        5,477       19,038       15,512
                                                      --------     --------     --------     --------
Operating income                                         1,893        1,642       13,608       10,025

Interest expense, net                                     (942)        (744)      (2,767)      (2,424)
                                                      --------     --------     --------     --------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change               951          898       10,841        7,601

Income taxes                                               390          352        4,445        3,014
                                                      --------     --------     --------     --------
Income before extraordinary item and
  cumulative effect of accounting change                   561          546        6,396        4,587
Extraordinary loss on early extinguishment of
  debt, net of tax                                        --           --           --           (682)
Cumulative effect of accounting change, net of tax        --           --           --           (699)
                                                      --------     --------     --------     --------
Net income                                            $    561     $    546     $  6,396     $  3,206
                                                      ========     ========     ========     ========
Basic and diluted earnings per share:
Income before extraordinary item and
  cumulative effect of accounting change              $    .05     $    .04     $    .55     $    .34
Extraordinary loss on early extinguishment of
  debt, net of tax                                        --           --           --           (.05)
Cumulative effect of accounting change, net of tax        --           --           --           (.05)
                                                      --------     --------     --------     --------
Net income                                            $    .05     $    .04     $    .55     $    .24
                                                      ========     ========     ========     ========

Weighted average shares outstanding:
  Basic                                                 11,136       13,127       11,578       13,213
  Diluted                                               11,186       13,515       11,608       13,582

See accompanying notes.





                              Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                    Thirty-nine weeks ended
                                                                    October 1,    October 3,
                                                                      2000           1999
                                                                    ------------------------

Operating activities
Net income                                                            $  6,396      $  3,206
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary loss on early extinguishment of debt, net of tax           --            682
  Cumulative effect of accounting change, net of tax                       --            699
  Depreciation and amortization                                         56,014        53,247
  Deferred income taxes                                                  2,012         1,302
Changes in operating assets and liabilities:
  Merchandise inventory                                                  6,489          (244)
  Other current assets                                                    (236)         (118)
  Deposits and other assets                                                 75        (1,072)
  Accounts payable                                                      (7,310)         (701)
  Accrued liabilities                                                   (2,650)       (1,062)
                                                                      --------      --------
Net cash provided by operating activities                               60,790        55,939

Investing activities
Business acquisitions                                                   (1,257)       (3,505)
Purchases of rental inventory, net                                     (44,149)      (38,577)
Purchases of property, furnishings and equipment                       (17,685)       (7,055)
                                                                      --------      --------
Net cash used in investing activities                                  (63,091)      (49,137)

Financing activities
Net proceeds from issuance of common stock                                 --             43
Purchases and retirement of common stock                                (5,698)       (2,100)
Proceeds from issuance of long-term debt                                 5,873          --
Principal payments on long-term debt                                      (204)       (6,915)
                                                                      --------      --------
Net cash used in financing activities                                      (29)       (8,972)
                                                                      --------      --------
Decrease in cash and cash equivalents                                   (2,330)       (2,170)
Cash and cash equivalents at beginning of period                         6,970         6,983
                                                                      --------      --------
Cash and cash equivalents at end of period                            $  4,640      $  4,813
                                                                      ========      ========

See accompanying notes.



                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                 October 1, 2000

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 2, 2000.

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

                              Movie Gallery, Inc.

3.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (50,000 and 388,000 for the thirteen weeks ended October 1, 2000 and October 3, 1999, respectively; 30,000 and 369,000 for the thirty-nine weeks ended October 1, 2000 and October 3, 1999, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

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


                                                        Thirteen weeks ended                  Thirty-nine weeks ended
                                                  ---------------------------------   -------------------------------------
                                                  October 1,  October 3,   Increase   October 1,   October 3,      Increase
                                                     2000       1999      (Decrease)     2000         1999        (Decrease)
                                                  ---------   ---------   ---------   ---------    ---------      ---------
Revenues:
  Rentals                                            85.6%        87.2%        (1.6)%      85.7%        85.9%          (0.2)%
  Product sales                                      14.4         12.8          1.6        14.3         14.1            0.2
                                                 --------     --------     --------   ---------    ---------      ---------
                                                    100.0        100.0         --         100.0        100.0           --
Cost of sales:
  Cost of rental revenues                            26.7         27.2         (0.5)       25.7         25.6            0.1
  Cost of product sales                               9.1          8.0          1.1         9.0          9.1           (0.1)
                                                 --------     --------     --------   ---------    ---------      ---------
Gross margin                                         64.2         64.8         (0.6)       65.3         65.3           --

Operating costs and expenses:
  Store operating expenses                           50.9         51.7         (0.8)       48.9         49.9           (1.0)
  Amortization of intangibles                         2.2          2.6         (0.4)        2.5          2.9           (0.4)
  General and administrative                          8.6          8.1          0.5         8.1          7.6            0.5
                                                 --------     --------     --------   ---------    ---------      ---------
Operating income                                      2.5          2.4          0.1         5.8          4.9            0.9

Interest expense, net                                (1.3)        (1.1)        (0.2)       (1.2)        (1.2)          --
                                                 --------     --------     --------   ---------    ---------      ---------
Income before income taxes, extraordinary
  item and cumulative effect of accounting
  change                                              1.2          1.3         (0.1)        4.6          3.7            0.9
Income taxes                                          0.5          0.5         --           1.9          1.5            0.4
                                                 --------     --------     --------   ---------    ---------      ---------
Income before extraordinary item and
  cumulative effect of accounting change              0.7          0.8         (0.1)        2.7          2.2            0.5
Extraordinary loss on early extinguishment
  of debt, net of tax                                --           --           --          --           (0.3)           0.3
Cumulative effect of accounting change,
  net of tax                                         --           --           --          --           (0.3)           0.3
                                                 --------     --------     --------   ---------    ---------      ---------
Net income                                            0.7%         0.8%        (0.1)%       2.7%         1.6%           1.1%
                                                 ========     ========     ========   =========    =========      =========

Adjusted EBITDA (in thousands)                   $  7,620     $  6,487     $  1,133   $  29,717    $  25,911      $   3,806
                                                 ========     ========     ========   =========    =========      =========

Cash earnings (in thousands)                     $  2,235     $  2,339     $   (104)  $  12,136    $  10,538      $   1,598
                                                 ========     ========     ========   =========    =========      =========

Number of stores open at end of period                976          906           70         976          906             70
                                                 ========     ========     ========   =========    =========      =========

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Revenue. For the thirteen weeks and thirty-nine weeks ended October 1, 2000, total revenues were $75.4 million and $234.2 million, respectively, increases of 11.2% and 15.4% over the comparable periods in 1999. The revenue increases were driven by an 11.0% increase in the average number of stores open for the year as well as a 3.6% increase in same-store revenues for the year-to-date period. Same-store revenues for the third quarter were essentially flat due to a poor new release schedule and competition with the Summer Olympics. The increase in year-to-date same-store revenues was the result of several positive factors in the first and second quarters, including (i) increased product availability for the customer; (ii) a favorable new release schedule in the second quarter of 2000 versus the second quarter of 1999; (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores; (iv) an increase in the sales of previously viewed movies and previously played games; and (v) increases in other ancillary sales. The revenue increase was partially offset by a decline in new movie sales as a result of fewer titles being released at sell-through price points and a deemphasis on the sale of older sell-through titles in certain stores.

Cost of Sales. Rental revenue costs as a percentage of rental revenues for the thirteen week period ended October 1, 2000 was 31.1%, consistent with 31.2% for the comparable 1999 period, and was 30.0% for the thirty-nine weeks ended October 1, 2000, only a slight increase from 29.8% in the prior year. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company.

Cost of product sales includes the costs of new videocassettes, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales for the thirteen weeks ended October 1, 2000 was 36.4%, a slight decrease from 37.7% in the comparable period of 1999. For the year-to-date period ended October 1, 2000, the product sales margin increased to 36.9% from 35.6% in 1999. The overall increase in profitability of product sales for the year is primarily the result of an increase in previously viewed movie sales and a decrease in new movie sales as discussed above. Previously viewed movies carry gross margins that are substantially higher than the average gross margins for new movie sales and the Company's participation in various copy depth programs provides significant resources to achieve larger levels of previously viewed movie inventory.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments and in-store payroll. Store operating expenses as a percentage of revenues were 50.9% and 48.9% for the thirteen weeks and thirty-nine weeks ended October 1, 2000, respectively, as compared to 51.7% and 49.9% in 1999. The decrease in store operating expenses as a percentage of revenue is primarily due to the same-store revenue increases for the year-to-date period as well as the centralization of certain functions at the general and administrative level which have resulted in store level expense savings.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended October 1, 2000 was 2.2% and 2.5%, respectively, slight decreases from 2.6% and 2.9% for the comparable periods in 1999. This decrease is primarily due to the increase in revenue.

General and administrative expenses as a percentage of revenue increased to 8.6% and 8.1%, respectively, for the third quarter and year-to-date periods of 2000 from 8.1% and 7.6% for the comparable periods in 1999. The increase is primarily due to increased staffing and travel costs associated with the Company's increased new store development which began in the latter half of 1999, as well as incremental expenses from the operation of the Company's e-commerce effort which was launched in September 1999.

As a result of the above factors, operating income increased by 15.3% for the third quarter and 35.7% year-to-date in fiscal 2000 to $1.9 million and $13.6 million, respectively.

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Extraordinary Loss. During the first quarter of 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $682,000 (net of taxes of $359,000), or $0.05 per share. The extraordinary loss was comprised primarily of the write off of both the unamortized debt issue costs and the negative value of an interest rate swap agreement in association with the restructuring of the Company's debt obligations discussed fully in Note 2 of the "Notes to Consolidated Financial Statements."

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

During the thirty-nine weeks ended October 1, 2000 the Company generated approximately $29.7 million in Adjusted EBITDA, a 14.7% increase over $25.9 million for the comparable period in 1999. The increase was primarily driven by the operating earnings generated by a 15.4% increase in total revenue. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings per diluted share for the thirty-nine weeks ended October 1, 2000 increased 34.6% to $1.05 from $0.78 in the comparable period of 1999. Contributing to this increase was a 14.5% decline in weighted average shares outstanding as a result of share repurchases. Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $60.8 million for the thirty-nine weeks ended October 1, 2000 as compared to $55.9 million for the thirty-nine weeks ended October 3, 1999. The increase in net cash provided by operating activities was primarily the result of increased net income and depreciation, as well as decreased levels of merchandise inventory due to fewer titles being released at sell-through price points and a deemphasis on the sale of new movies in certain stores. The increase was partially offset by reductions in accounts payable and accrued liabilities. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Net cash used in investing activities was $63.1 million for the thirty-nine weeks ended October 1, 2000 as compared to $49.1 million for the comparable period of 1999. This increase in funds used for investing activities is primarily the result of increases in capital expenditures related to rental inventory and property, furnishings and equipment purchased to support the Company's increased new store development plan.

Net cash used in financing activities was $29,000 for the thirty-nine weeks ended October 1, 2000 as compared to $9.0 million for the comparable period of 1999. This decrease in funds used for financing activities is due to a net increase in long-term debt during 2000 to fund new store growth and stock repurchases, versus a decrease in long-term debt for the comparable period of 1999.

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

The Company grows its store base through internally developed and acquired stores and may require capital in excess of internally generated cash flow to achieve its desired growth. The Company opened 74 internally-developed stores during the first three quarters of 2000 and remains on target to open approximately 100 new stores during the year. The Company will entertain potential acquisition transactions; however, the number of acquired stores in 2000 is expected to be less than the number of internally developed stores. To the extent available, future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

During the first quarter of 2000, the Company completed its previously announced $5 million stock repurchase plan and announced a second $5 million stock repurchase plan which was completed in May 2000. During fiscal 2000, the Company has repurchased 1.4 million shares for $5.7 million, which has been funded through cash flow from operations and borrowings under the Facility.

At October 1, 2000, the Company had a working capital deficit of $11.5 million due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Other Matters

Supply Contract. During the third quarter of 2000, the Company made a $2.5 million payment to a vendor pursuant to preliminary negotiations regarding an agreement that, if executed, would modify the terms of an existing supply contract with the vendor. The Company and the vendor have failed to reach a final agreement on the terms of modification to the existing supply contract and the Company has requested a refund of the $2.5 million payment. The vendor has refused the Company's request for repayment, however, the Company believes it is entitled to a refund and has the right to offset future amounts due under the existing supply contract with funds currently held by the vendor.

Forward Looking Statements. This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, competitive factors and weather conditions within the Company's geographic markets, adequate product availability from movie studios, the Company's ability to continue to expand, including its ability to successfully execute its new store opening program, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 2, 2000.

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



                                                 Movie Gallery, Inc.
                                       --------------------------------------



Date:  November 15, 2000               /s/ J. Steven Roy
                                       --------------------------------------
                                       J. Steven Roy, Executive Vice President
                                       and Chief Financial Officer