Form 10-K
period 2000-12-31
MOVIE GALLERY INC
filed 2001-04-02
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

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

                                 (334) 677-2108)
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2001, was approximately $34,692,272. The number of shares of Common Stock outstanding on March 12, 2001, was 11,176,167 shares.

     Documents incorporated by reference:

     1.  Notice  of  2001  Annual  Meeting  and  Proxy  Statement  (Part  III of
         Form 10-K).

              The exhibit index to this report appears at page 27.

ITEM 1.  BUSINESS

General

     As of March 12, 2001, Movie Gallery, Inc. (the "Company") owned and operated 1,035 video specialty stores located in 30 states that rent and sell videocassettes, digital video discs ("DVDs"), and video games. Since the Company's initial public offering in August 1994, the Company has grown from 97 stores to its present size through acquisitions and the development of new stores. The Company is the leading video specialty retailer in rural and secondary markets and is among the three largest video specialty retailers in the United States.

     The Company was incorporated in Delaware in June 1994 under the name Movie Gallery, Inc. From March 1985 until the present time, substantially all of the Company's operations have been conducted through its wholly-owned subsidiary, M.G.A., Inc. The Company's executive offices are located at 900 West Main Street, Dothan, Alabama 36301, and its telephone number is (334) 677-2108.

Video Industry Overview

     Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the home video rental and sales industry has grown from $10.9 billion in revenue in 1991 to $19.9 billion in 2000 with 87% of all television households owning a videocassette recorder ("VCR") or DVD player. The industry is projected to reach $27.4 billion in revenue by 2010 with 92% VCR and DVD penetration in television households, according to Paul Kagan.

     The video retail industry is highly fragmented and continues to experience consolidation pressures. Trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and economies of scale. The Company believes that the video specialty store industry will continue to consolidate into regional and national chains. While many of the largest retail chains posted same-store revenue growth in the last three years, industry sources speculated that many independent operators struggled to maintain market share. The combination of increased product offerings and improved marketing efforts have solidified the positions of the largest retail chains versus independent operators over the past several years.

     The domestic video retail industry includes both rentals and sales of videocassettes and DVDs; however, the majority of revenue is generated through the rental of prerecorded videocassettes and DVDs. There are three primary pricing strategies that the movie studios use to influence the relative levels of movie rentals versus sales. First, videocassettes can be priced at relatively high levels, typically between $60 and $75 ("rental priced movies"). These movies are purchased by video specialty stores and are promoted primarily as rental titles. Second, videocassettes can be priced at relatively low levels, typically between $5 and $25 ("sell-through movies"). These movies are purchased by video specialty stores and generally promoted for both rental and new videocassette sales. Third, movie studios have developed revenue sharing and other copy depth programs. DVD pricing is currently similar to the pricing of sell-through movies. Movie studios attempt to maximize total revenue from movie releases via the combined utilization of these pricing structures. The combination of revenue sharing and other copy depth programs, as well as the pricing of sell-through movies, provides larger quantities of product available to meet initial consumer demand. The incremental product is made available to the consumer for sale once initial rental demand is met, driving continued growth in sales revenue from previously viewed product.

     The concept of revenue sharing and risk sharing between major retailers and the movie studios was embraced by the industry in 1998 and continued to grow during 1999 and 2000. Revenue sharing is a concept whereby retailers and movie studios share the risks associated with the rental performance of individual titles. Generally, retailers pay a small upfront fee for each copy leased under revenue sharing, typically $0 to $8. As the movies are rented by consumers, the movie studio receives a percentage of the revenue generated based on a predetermined formula, which is generally less than fifty percent. After a period of time, generally six months to a year, these movies are no longer subject to revenue sharing and are either owned outright by the retailer, purchased from the movie studio for a nominal amount or returned to the studio. Revenue sharing has allowed retailers to vastly increase both copy depth and breadth for the consumers.

     Movie Studio Dependence on Video Rental Industry. The home video industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies and, according to Paul Kagan, represented approximately $8.0 billion (an 8.5% increase from 1999), or 49%, of the estimated $16.4 billion of revenue generated in 2000. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores provide the movie studios with a reliable source of revenue for a large number of their movies by purchasing movies that were not successful at the box office. The Company believes the consumer is more likely to view movies which were not box office hits via rental than any other medium because video specialty stores provide an inviting opportunity to browse and make impulse choices among a very broad selection of movie titles. In addition, the Company believes the relatively low cost of video rentals encourages consumers to rent films they might not pay to view at a theater.

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in the customary order of release date: movie theaters, airlines and hotels, video specialty stores, pay-per-view satellite and cable television systems ("Pay-Per-View"), premium cable television, basic cable television and, finally, network and syndicated television. (See "Business -- Competition and Technological Obsolescence") The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. Most movie studios release hit movie titles to the home video market from 30 days to 80 days prior to the Pay-Per-View release date. This proprietary window of release from the movie studios shows the level of commitment to the home video industry and is indicative of the importance of this channel of distribution to the overall profitability of movie studios and other independent movie suppliers.

Operating Strategy

     Movie Gallery Stores. The Company maintains a flexible store format, tailoring the size, inventory and look of each store to local demographics. The Company's stores generally range from approximately 2,000 to 9,000 square feet (averaging approximately 4,600 square feet), with inventories ranging from approximately 4,000 to 15,000 rental movies and 200 to 1,000 video games for rental. The Company builds both freestanding stores and stores located in strip centers anchored by major grocery or discount drug store chains, focusing on easy access, good visibility and high traffic. The store fixtures, equipment and layout are designed by the Company to create a visually-appealing, up-beat ambiance using bright lighting, vibrant graphics and carpet, and coordinating signage. The inviting atmosphere is augmented by a background of television monitors displaying MGTV (Movie Gallery Television), which shows movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers. The Company's stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays.

     The Company's policy is to constantly evaluate its existing store base to determine where improvements may benefit the Company's competitive position. In negotiating its leases and renewals, the Company attempts to obtain short lease terms and favorable options to extend allowing for the mobility necessary to react to changing demographics and other market conditions. The current average remaining life of the Company's leases is approximately two years with approximately 300 leases considered for renewal each year. The Company actively pursues relocation opportunities to adapt to changes in customer shopping patterns and retail market shifts. To date, we have not experienced difficulty in obtaining favorable leases or renewals at or below market rates in suitable locations. Similarly, the Company may elect to expand and/or remodel certain of its stores in order to improve facilities, meet customer demand and maintain the visual appeal of each store.

     Employees. As of March 12, 2001, the Company employed approximately 8,000 persons, referred to by the Company as "associates," including approximately 7,700 in retail stores and the remainder in the Company's corporate offices, field staff and distribution facility ("Support Center Staff"). Of the retail associates, approximately 1,500 were full-time and 6,200 were part-time. None of the Company's associates are represented by a labor union and the Company believes that its relations with its associates are good.

     Each of the Company's stores typically employs five to fourteen persons, including one Store Manager and, in larger stores, one Assistant Manager. Store Managers report to District Managers who supervise the operations of 10 to 15 stores. The District Managers report to one of ten Regional Managers, who report directly to the Company's Senior Vice President - Store Operations. As the Company has grown, it has increased the number of District Managers and Regional Managers. The Support Center Staff has regular and periodic meetings with the Regional Managers and District Managers to review operations. Compliance with the Company's policies, procedures and regulations is monitored on a store-by-store basis through quarterly quality assurance audits performed by District Managers. The performance and accuracy of the quarterly District Manager audits is monitored by the Company's quality assurance function. Throughout the last year, the Company has developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of Company operating policies and procedures as well as increase the rate of internal promotions.

     The Company has an incentive and discretionary bonus program pursuant to which retail management personnel receive quarterly bonuses when stores meet or exceed criteria established under the program. Management believes that its program rewards excellence in management, gives associates an incentive to improve operations, and results in an overall reduction in the cost of operations. In addition, District Managers, Regional Managers and certain Support Center Staff are eligible to receive bonuses, based on individual and Company performance, and options to purchase shares of the Company's common stock (exercisable at the fair market value on the date of grant), subject to service requirements.

     New Release Purchases. The Company actively manages its new release purchases in order to balance customer demand with the maximization of profitability. Buying decisions are made centrally which allows the Company to obtain volume discounts, market development funds and cooperative advertising credits that are generally not available to single store or small chain operators. In order to maximize profits, the Company varies the quantity of its new release inventory, the rental and sales prices for videocassettes, DVDs and video games, and the rental period from location to location to meet competition and demographic demand in the area. The Company generally has a one-day rental term for new release movies (increasing to five days once rental demand has fallen below predetermined levels), which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a longer rental policy. Video games generally have a five-day rental term for both the most recent releases and older titles.

     Marketing and Advertising. The Company uses market development funds, cooperative allowances from its suppliers and movie studios, and internal funds to purchase radio advertising, direct mail, newspaper advertising, in-store visual merchandising and in-store media to promote new releases. The video specialty stores and the Company's trade name are promoted along with the appropriate suppliers' product. Creative copy is prepared by the Company and the studios, with advertising being placed by in-house media buyers. The Company also prepares a monthly consumer magazine called Video Buzz and a customized video program (MGTV), both of which feature Company programs, promotions and new releases. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenue. In addition to these traditional forms of advertising, the Company has developed and implemented a customer loyalty program, Reel Players. The program is based on a point system that provides customers the opportunity to earn free rentals and other incentives. The Company has also executed strategically timed trivia games to drive customer visits and to increase awareness of the Company's internet offerings at www.moviegallery.com. Expenditures for marketing and advertising above the amount of the Company's advertising allowances from its suppliers and movie studios have been minimal.

     Centralized Operations. In order to increase operating efficiency, the Company centrally manages labor costs, real estate costs, accounting, cash management and collections and utilizes centralized purchasing, advertising and information systems. Company-wide operational standards help ensure a high degree of customer service and visually appealing stores.

Products

     For the fiscal year ended December 31, 2000, over 87% of the Company's rental revenue was derived from the rental of movies on videocassettes and DVD, with the remainder being derived primarily from the rental of video games. Substantially all of the Company's revenue from product sales during this period was derived from the sale of new and previously viewed movies, confectionery items and video accessories, such as blank cassettes, cleaning equipment and movie memorabilia.

     The Company's stores generally offer from 4,000 to 15,000 movies and from 200 to 1,000 video games for rental, depending upon location. New release movies are displayed alphabetically and older titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children." Buying decisions are made centrally and are based on box office results, actual rental history of comparable titles within each store and industry research.

     During 1999 and early 2000, the Company rolled out DVD product for rental and sale to all Company stores. During December 1999, DVD revenues accounted for approximately 1% of rental revenues for the Company compared to approximately 4% for the 2000 fiscal year and over 6% for December 2000. Paul Kagan reports that DVD sales exceeded expectations for 2000 and predicts that DVD technology will penetrate approximately 78% of television households by 2010. This product area is growing rapidly and the Company intends to follow the desires of its consumers for DVD by expanding its product offerings of DVD over time. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD may replace videocassettes. The acquisition costs of DVD hardware have reached levels competitive with the VCR and the Company anticipates that when recordable DVD hardware is available to the public at a reasonable price, this product area could grow at an accelerated pace. In the near term, video retailers have the opportunity to expand DVD offerings at attractive pricing comparable to that of sell-through movies. However, industry sources indicate that studios may eventually begin to shift the pricing model for DVD toward a structure similar to the current rental videocassette pricing, including revenue share programs.

     Videocassettes, DVDs and video games utilized as initial inventory in the Company's newly developed stores consist of excess copies of older titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for developed stores is packaged at the Company's processing and distribution facility located in Dothan, Alabama. Each videocassette, DVD and video game is removed from its original packaging and an optical bar code label, used in the Company's computerized inventory system, is applied to the plastic rental case. The inventory is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packaging and shrink-wrapping the carton. The repackaged videocassettes, DVDs, video games and display cartons are then shipped to the developed store ready for use.

     Management believes that internal factors which most affect a typical store's revenues are its new release title selection and the number of copies of each new release available for rental as compared to the competition. The

Company is committed to offering as many copies and the widest variety of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. New videocassettes and DVDs offered for sale are primarily "hit" titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays.

     In an effort to provide more depth of copy on hit titles to better satisfy initial customer demand, the Company has continued to pursue direct relationships with major and independent studios providing product copy depth programs. These programs have lowered the average per unit cost of rental inventory and permit the Company to carry larger levels of new release inventory while making available more titles that were previously unaffordable. The Company believes that these programs continue to have a positive impact on revenues by helping to retain the existing customer base and attract new customers. There can be no assurance that studios will continue to offer such programs or that such programs will continue to have positive results.

     The Company rents and sells video games, which are licensed primarily by "Nintendo," "Sony" and "Sega." Game rentals as a percentage of the Company's total revenues have increased since early 1997 due to the increase in the installed base of 32-bit and 64-bit game platforms. Sega launched the 128-bit Dreamcast system in September 1999 and Sony released a backward compatible 128-bit PlayStation 2 ("PS2") system in November 2000. The release of the PS2 did not meet expectations in that hardware shipments were less than half the amount promised by Sony. 2001 will be a transitional year for the video game industry as PS2 will continue to slowly gain market share as hardware and software becomes available; Sega has decided to cease production of the Dreamcast console mid-year; and the market will be anticipating the release of both the Nintendo Gamecube and the Microsoft X-box, slated for the fall. The Company expects video game rentals and sales to be flat during the transition to the new game platforms, with the next upswing dependent upon the timing and acceptance of the release of the new platforms.

Movie and Video Game Suppliers

     The Company obtains its videocassettes, DVDs and video games for rental and its movies held for sale through relationships with various distributors and through direct agreements with studios. Because of revenue sharing and the impact it has had on distributors, the Company believes that if one of its suppliers were unable or unwilling to continue the contractual relationship with the Company, a viable replacement could be found without materially adversely impacting the Company's business.

     Since a majority of the Company's rental movie inventory is obtained under contract directly from various studios, the importance of the distributor relationships has been somewhat diminished. Generally, the relationships with distributors for product directly obtained from the studios is one of fulfillment agent. The Company pays the distributor a flat fulfillment fee for the distributor to pack and ship product directly to the Company's stores. The price paid directly to studios for each title varies and depends on whether the movie is priced to encourage rental or sale to consumers as discussed earlier. The components of the cost of a title to the Company would generally be a small, upfront fee paid to the studio, revenue sharing expenses and end-of-term buyouts that transfer the ownership of the product to the Company after a pre-determined period of time, generally six months.

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

     Several companies acquired by the Company had pre-existing long-term contracts with Rentrak Corporation ("Rentrak") whereby product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, the Company consolidated existing contracts with Rentrak into one national agreement. Under this agreement which expires in September 2006, the Company has a minimum gross annual purchase commitment in revenue sharing, handling fees, sell-through fees and end-of-term buyouts. The Company utilizes Rentrak on a selective title by title basis. The Company has exceeded the minimum purchase requirements in each year since 1996.

Growth Strategy

     The Company opened a record 110 new stores during 2000, acquired 16 stores and reached a milestone level of 1,020 stores in operation at the end of the year. This follows growth of 53 new stores and 131 acquired stores in 1999, including the acquisition of 88 stores previously operated by Blowout Entertainment, Inc. The Company spent 1997 and most of 1998 absorbing the significant growth experienced in 1994 through 1996, primarily from acquisitions. The following table is a historical summary showing store openings, acquisitions and store closings by the Company since January 1, 1996.

                                                           Fiscal Year Ended
                              ----------------------------------------------------------------------
                                                                                                        January 1
                              January 5,    January 4,     January 3,    January 2,     December 31,   to March 12,
                                 1997          1998           1999          2000           2000           2001
                              -----------   -----------    -----------   -----------   -------------   -----------

New store openings                 75            50             18            53            110             23
Stores Acquired                   174(1)          2              4           131             16             --
Stores Closed                      48            59             41            58             69              8
Total Stores at End
  of Period                       863           856            837           963          1,020          1,035

-----
(1) Includes  98  stores   acquired  on  July  1,  1996  and  accounted  for  as
    poolings-of-interests.

     For 2001, the Company intends to open approximately 75 new stores and will evaluate acquisition opportunities as they arise. However, the Company anticipates that most of its store growth in 2001 will come in the form of internally-developed stores. The Company's ability to execute its stated growth strategy will be dependent upon its ability to generate cash flow from operations. The key elements of the Company's development and acquisition strategy include the following:

     Development. From January 1, 1994 through March 12, 2001, the Company has developed 420 stores. The Company utilizes store development to complement its existing base of stores in rural and secondary markets where it finds attractive locations and a sufficient population to support additional video specialty stores. Generally, the Company's stores are located in small towns or suburban areas surrounding mid-sized cities. In these areas, the Company's principal competition usually consists of single store or small chain operators who have less buying power, smaller advertising budgets and generally offer fewer copies of new release movies. The Company attempts to become the leading video retailer in its markets and believes that it can achieve a higher return on invested capital in these smaller markets than it could in the larger urban areas because of the reduced level of competition, lower operating costs and the Company's expertise in operating in smaller markets. The Company attempts to develop real estate in 3,000 to 4,500 square foot locations primarily in towns with populations from 3,000 to 15,000. Although developed stores generally require approximately one year for revenue to reach the level of a mature store, they typically become profitable within the first six months of operations and produce greater returns on investment than acquired stores. Future sales growth depends on the Company's ability to aggressively, steadily add stores in a profitable manner.

     The Company's real estate and construction departments are responsible for new store development, including site selection, market evaluation, lease negotiation and construction. The Company maintains a flexible real estate strategy with short-term leases. Thus, the Company evaluates over 300 leases each year and does not hesitate to close a unit if it is not profitable or on-strategy. The cost of closing a unit is minimal and usable inventory, signage, fixtures and equipment is transferred to existing or new locations. The Company usually leases existing or build-to-suit locations from development companies which construct properties to negotiated specifications. Full-time, professional construction managers with significant video specialty store construction experience are employed to manage the process and ensure the Company's standards and design elements are achieved. The balance of the construction necessary to build-out the interior of a new location is also contracted and supervised by the construction department.

     The Company continues to target new markets in which to develop stores. Most of the new markets are located within states that are either contiguous to states in which the Company has stores or states that have not reached full market penetration. By concentrating its new store development in and around existing markets, the Company is able to achieve operating efficiencies, primarily consisting of cost savings relating to advertising, training and store supervision. The Company also believes that its geographic dispersion tends to offset the impact of weather fluctuations and temporary economic and competitive conditions within individual markets. The following table provides information at March 12, 2001 and March 10, 2000, regarding the number of Company stores located in each state.

                                                      Number of Stores
                                                      ----------------
                                                  March 12,       March 10,
                                                    2001            2000
                                                 ------------    ------------
 Alabama.....................................          150            144
 Florida.....................................          122            119
 Texas ......................................           92             95
 Georgia.....................................           91             82
 Virginia....................................           60             59
 Tennessee...................................           57             49
 Maine.......................................           48             44
 Ohio........................................           43             46
 Mississippi ................................           42             37
 Missouri....................................           38             32
 Indiana.....................................           35             37
 South Carolina .............................           33             31
 Wisconsin...................................           30             31
 North Carolina..............................           24             18
 Kentucky....................................           23             23
 Illinois....................................           21             11
 Oklahoma....................................           20             10
 Kansas......................................           16             18
 Louisiana...................................           16             17
 Massachusetts...............................           15             14
 New Hampshire...............................           15             14
 Connecticut.................................           11              3
 Arkansas....................................           10              3
 Pennsylvania................................            8              5
 Iowa........................................            6              4
 California..................................            -              2
 Michigan....................................            3              2
 West Virginia...............................            3              1
 Colorado....................................            1              1
 New York....................................            1              1
 Vermont.....................................            1              1
                                                     -----          -----
          TOTAL..............................        1,035            954
                                                     =====          =====

     Acquisitions. The Company's real estate and construction departments are responsible for identifying, selecting, and implementing acquisitions. From January 1, 1994 through March 12, 2001, the Company acquired 850 stores. Acquisitions permitted the Company to quickly gain market share and experienced management in markets that the Company believed had potential for growth. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and lower average labor costs, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, typically single store or small chain operators. During 2001, the Company intends to evaluate acquisition opportunities that may arise, but anticipates that most of its store growth will result from internally-developed locations.

E-Commerce Initiative

     During 1999, the Company developed and released to the general public its e-commerce business, located at www.moviegallery.com. The Company has developed a consumer-oriented, on-line business that sells new and used movies and games to consumers. The Company's main goal with MovieGallery.com is to strengthen its existing relationship with its millions of customers that frequent the Company's brick and mortar stores. The Company has gathered in excess of 250,000 e-mail addresses from Movie Gallery customers and through third party advertising and partnerships, and is actively marketing its immense product library, in excess of 75,000 titles, to these customers. Due to physical constraints within the stores, the Company can offer, at most, a few hundred movie titles for sale to its customers. However, MovieGallery.com enables consumers to find the exact movie of their choice by simply logging on to www.moviegallery.com. Customer traffic and sales have grown consistently since the inception of the business in September 1999.

     The Company does not intend to spend a disproportionate amount of capital on its e-commerce business. The Company lost approximately $1.1 million to run this business in 2000 and has budgeted a loss of approximately $400,000 for 2001. The Company believes that this approach to developing its on-line business will build strong customer loyalty for the Movie Gallery concept without materially diminishing the Company's future earnings. The major e-commerce initiatives for 2001 include reaching customers outside the established Movie Gallery store base to increase volume, minimizing expenses, and continuing to adjust the pricing structure to find the right balance between investment of resources and operating results.

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

     The Company also maintains a financial reporting system, relating to the general ledger, human resources/payroll, revenue and accounts payable functions, capable of handling the Company's current needs and anticipated growth, as well as additional systems which have been developed and implemented by the Company including a Collections system, a Processing/Distribution Center system and various other database systems and auditing systems.

Competition and Technological Obsolescence

     The video retail industry is highly competitive, and the Company competes with other video specialty stores, including stores operated by other regional chains and national chains such as Blockbuster Video ("Blockbuster"), and with other businesses offering videocassettes, DVDs and video games such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Approximately 30% of the Company's stores compete with stores operated by Blockbuster. In addition, the Company competes with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, Internet-related activities, live theater, sporting events and family entertainment centers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition than the Company.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of each new release available, customer service and, to a lesser extent, pricing. With 30% of stores having been newly built, relocated or remodeled within the last three years, the Company has a relatively young store base. The Company believes it generally offers superior service, more titles and more copies of new releases than most of its competitors.

     The Company also competes with Pay-Per-View in which subscribers pay a fee to view a movie selected by the subscriber. Recently developed technologies, referred to as NVOD, permit certain cable companies, direct broadcast satellite companies (such as Direct TV), telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at more frequent intervals (often as frequently as every five minutes) throughout the day. NVOD does not offer full interactivity or VCR functionality, such as allowing consumers to control the playing of the movie (i.e., starting, stopping and rewinding). Ultimately, further improvements in these technologies could lead to the availability to the consumer of a broad selection of movies on demand, referred to as VOD, at a price which may be competitive with the price of videocassette/DVD rentals and with the functionality of VCRs. Certain cable and other telecommunications companies have tested and are continuing to test limited versions of NVOD and VOD in various markets throughout the United States and Europe.

     The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of movies to video retail stores currently represents the studios' largest source of domestic revenue. Specifically, video stores provide the best medium for movie studios to market their non-box office hit titles ("B movies"), which either produce less than $5 million in box office receipts upon theatrical release or are not released theatrically. These B movies comprise a large portion of total studio revenues, and video retailers are responsible for a majority of that revenue. Consumers, while browsing the new release section, will many times choose to watch a B movie even though they did not have the specific movie in mind when they entered the store. Pay-per-view, NVOD and VOD do not currently, nor are anticipated to be able to, provide the type of impulse marketing benefits that video stores provide related to B movies. As a result, the Company anticipates that movie studios will continue to make movie titles available to Pay-Per-View, cable television or other distribution channels only after revenues have been derived from the sale of videocassettes and DVDs to video stores. In addition, the Company believes that for Pay-Per-View television to match the low price, viewing convenience and selection available through video rental, substantial capital expenditures and further technological advances will be necessary. Although the Company does not believe NVOD or VOD represent a near-term competitive threat to its business, technological advances and broad consumer availability of NVOD and VOD, or changes in the manner in which movies are marketed, including the earlier release of movie titles to Pay-Per-View, cable television or other distribution channels, could have a material adverse effect on the Company's business.

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

     Same-Store Revenues Increases. The Company's ability to maintain or increase same-store revenues during any period will be directly impacted by the following factors, among others, which are often beyond the control of the
Company: (i) increased competition from other video stores, including large national or regional chains, supermarkets, convenience stores, pharmacies, mass merchants and other retailers, which might include significant reductions in pricing to gain market share; (ii) competition from other forms of entertainment such as movie theaters, cable television, Internet-related activities and Pay-Per-View television, including direct satellite television; (iii) the development and cost-effective distribution of movie and game rentals via an in-home medium, such as the home computer, television or any other electronic device either available today or in the future, which would compete with the current video store experience; (iv) the weather conditions in the selling area;
(v) the timing of the release of new hit movies by the studios for the video rental market; (vi) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may be more effectively distributed to the consumer through mass merchants rather than video specialty stores; (vii) competition from special events such as the Olympics or an ongoing major news event of significant public interest; and

(viii) a reduction in, or elimination of, the period of time between the release of hit movie titles to the home video market and the release of these hit movies to the Pay-Per-View markets (the "release window"), currently 30 to 80 days.

     Income Estimates. The Company's ability to meet its income projections for any period are dependent upon many factors, including the following, among others: (i) reductions in revenues caused by factors such as those listed under "Same-Store Revenues Increases" above; (ii) the extent to which the Company experiences an increase in the number of new competitive openings, which tends to divide market share and reduce profitability in a given trade area; (iii) the extent to which the movie studios substantially alter the current revenue sharing or copy depth programs that results in either the overall per unit cost increasing materially or the Company substantially reducing the amount of product facings that it provides its customers on a weekly basis; (iv) the extent to which the movie studios reduce the level of marketing and advertising support; (v)changes in the prices for the Company's products or a reduction in, or elimination of, the videocassette release window as compared to Pay-Per-View, NVOD or VOD, as determined by the movie studios, could result in a competitive disadvantage for the Company relative to other forms of distribution; (vi) the Company's ability to control costs and expenses, primarily rent, store payroll and general and administrative expenses; (vii) the extent to which the Company experiences any increase in the number of titles released from studios priced for sell-through, which may tend to increase the satisfaction of demand through product sales which carry lower profit margins than rental revenues; (viii) the Company's ability to react and obtain other distribution sources for its products in the event that the Company's suppliers are unable to meet the terms of their contracts with the Company; and (ix) advancements and cost reductions in various new technological delivery systems such as (a) Pay-Per-View cable television systems and digital satellite systems offering NVOD or VOD; and (b) other forms of new technology, which could affect the Company's profit margins.

Directors and Executive Officers of the Company

Name                                 Age    Position(s) Held
----                                 ---    ----------------
Joe Thomas Malugen(1)                 49    Chairman of the Board and Chief Executive Officer
H. Harrison Parrish(1)                53    President and Director
William B. Snow(1)(2)(3)              69    Vice Chairman of the Board
J. Steven Roy                         40    Executive Vice President and Chief Financial Officer
Jeffrey S. Stubbs                     38    Senior Vice President - Store Operations
S. Page Todd                          39    Senior Vice President, Secretary and General Counsel
Keith A. Cousins                      32    Senior Vice President - Real Estate/Development
Theodore L. Innes                     51    Senior Vice President - Sales and Marketing
Richard R. Langford                   44    Senior Vice President - Management Information Systems
Mark S. Loyd                          45    Senior Vice President - Purchasing and Product Management
Sanford C. Sigoloff(2)(3)             70    Director
Philip B. Smith(2)(3)                 65    Director
Joseph F. Troy (1)                    62    Director

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

     Mr. Stubbs was elected to his current position as Senior Vice President - Store Operations in November 1997. He joined the Company in November 1995 and served as Regional Manager over Texas, Louisiana, and Mississippi. Prior to joining the Company, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in East Texas, from 1987 to 1995. He has an additional eight years experience in grocery and convenience store management. Mr. Stubbs attended Texas A & M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.

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

     Mr. Cousins was elected to his current position as Senior Vice President - Real Estate/Development in March 1999. He joined the Company in August 1998 as Senior Director of Development, Planning and Analysis. Prior to joining the Company, Mr. Cousins acquired four years of management consulting experience with Computer Sciences Corporation as Program Control Manager; Management Consulting and Research, Inc. as Cost Analyst; and Tecolote Research, Inc. as Advanced Cost Estimator. He has an additional seven years of real estate and property management experience as Senior Director of Development for KinderCare Learning Centers, Inc. and Senior Accountant with Aronov Realty Management Co., Inc. Mr. Cousins received a B.S. degree in Business Administration from Auburn University at Montgomery.

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

     Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $16,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase 115,000 shares of Common Stock to each of Messrs. Sigoloff and Smith, vested options to purchase 140,000 shares to Mr. Troy and vested options to purchase 150,000 shares to Mr. Snow, in each case at or above the fair market value of the Common Stock on the date of grant.

ITEM 2. PROPERTIES

     At March 12, 2001, all but one of the Company's 1,035 stores were located on premises leased from unaffiliated persons pursuant to leases with remaining terms which generally vary from one month to six years. The Company is generally responsible for taxes, insurance and utilities under its leases. Rental rates often increase upon exercise of any renewal option, and some leases have percentage rental arrangements pursuant to which the Company is obligated to pay a base rent plus a percentage of the store's revenues in excess of a stated minimum. In general, the stated minimums are set at such a high level of revenues that the Company does not pay additional rents based on reaching the required revenue levels and does not anticipate paying such additional rents in the future. The Company anticipates that future stores will also be located in leased premises. The Company owns a family entertainment center, including a video specialty store, in Meridian, Mississippi.

     During 2000, the Company's Support Center offices and distribution facility were consolidated from six different locations into one 90,000 square foot location purchased by the Company at 900 West Main Street, Dothan, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings in the course of conducting its business. However, the Company believes that these proceedings are not likely to result in judgments that will have a material adverse effect on its business.

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

                                                           High       Low
2001
First Quarter (through March 12, 2001)................... $ 6.03     $ 3.06


2000
First Quarter............................................   4.38       2.88
Second Quarter...........................................   4.44       3.25
Third Quarter............................................   4.50       3.50
Fourth Quarter...........................................   3.75       3.00


1999
First Quarter.............................................  7.50       3.88
Second Quarter............................................  6.38       4.69
Third Quarter.............................................  6.19       5.19
Fourth Quarter............................................  5.44       3.75

     The last sale price of the Company's Common Stock on March 12, 2001, as reported on the Nasdaq National Market was $6.03 per share. As of March 12, 2001, there were approximately 2,100 holders of the Company's Common Stock, including 108 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 Fiscal Year Ended
                                                      -----------------------------------------------------------------
                                                      December 31,  January 2,    January 3,    January 4,    January 5,
                                                          2000         2000          1999          1998       1997(2)(3)(4)
                                                      -----------------------------------------------------------------
                                                                    (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Rentals                                            $ 271,457     $ 235,452     $ 222,784     $ 220,787     $ 219,002
   Product sales                                         47,479        41,493        44,849        39,569        35,393
                                                      ---------     ---------     ---------     ---------     ---------
                                                        318,936       276,945       267,633       260,356       254,395
Cost of sales:
   Cost of rental revenues                               81,958        69,716       113,192(1)     72,806        66,412(5)
   Cost of product sales                                 31,213        25,884        29,744        24,597        21,143
                                                      ---------     ---------     ---------     ---------     ---------
Gross margin                                            205,765       181,345       124,697       162,953       166,840

Operating costs and expenses:
   Store operating expenses                             153,665       137,128       130,473       130,512       121,588
   Amortization of intangibles                            7,465         8,452         7,068         7,206         7,160
   General and administrative                            24,945        21,403        17,996        17,006        20,266
   Restructuring and other charges                         --            --            --            --           9,595
                                                      ---------     ---------     ---------     ---------     ---------
Operating income (loss)                                  19,690        14,362       (30,840)        8,229         8,231

Interest expense, net                                    (3,779)       (3,349)       (5,325)       (6,326)       (5,619)
                                                      ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes, extraordinary
   item and cumulative effect of accounting change       15,911        11,013       (36,165)        1,903         2,612
Income taxes                                              6,425         4,615       (13,089)          998         1,006(6)
                                                      ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                 9,486         6,398       (23,076)          905         1,606
Extraordinary loss on early extinguishment of debt,
   net of tax                                              --            (682)         --            --            --
Cumulative effect of accounting change, net of tax         --            (699)         --            --            --
                                                      ---------     ---------     ---------     ---------     ---------
Net income (loss)                                     $   9,486     $   5,017     $ (23,076)    $     905     $   1,606
                                                      =========     =========     =========     =========     =========

Basic and diluted earnings (loss) per share           $    0.83     $    0.38     $   (1.72)    $    0.07     $    0.12
                                                      =========     =========     =========     =========     =========

Shares used in computing earnings (loss) per share:
   Basic                                                 11,467        13,115        13,388        13,420        13,241
                                                      =========     =========     =========     =========     =========
   Diluted                                               11,497        13,370        13,388        13,421        13,368
                                                      =========     =========     =========     =========     =========

Operating Data:
Number of stores at end of period                         1,020           963           837           856           863

Adjusted EBITDA (7)                                   $  39,744     $  35,494     $  37,378     $  26,898     $  26,232

Cash earnings per diluted share (8)                   $    1.47     $    1.11     $    0.87     $    0.60     $    1.01

Increase (decrease) in same-store revenues (9)              3.8%          0.4%          3.9%          1.1%         (1.0)%


                                                      December 31,  January 2,    January 3,    January 4,    January 5,
                                                         2000          2000          1999          1998          1997
                                                      -----------------------------------------------------------------
                                                                             (dollars in thousands)
Balance Sheet Data:

Cash and cash equivalents                             $   7,029     $   6,970     $   6,983     $   4,459     $   3,982

Rental inventory, net                                    61,773        52,357        44,998        92,183        89,929

Total assets                                            217,536       209,527       202,369       259,133       261,577

Long-term debt, less current maturities                  40,600        44,377        46,212        63,479        67,883

Total liabilities                                        88,327        84,106        78,254       111,504       114,853

Stockholders' equity                                    129,209       125,421       124,115       147,629       146,724

---------------------

(1) Effective July 6, 1998, the Company changed its method of amortizing rental inventory resulting in a non-recurring, non-cash, pre-tax charge of approximately $43.6 million.
(2) On July 1, 1996, the Company adopted a fiscal year ending on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. The 1996 fiscal year, ended on January 5, 1997, reflects a 53-week year.
(3) Includes a non-recurring charge of approximately $10.4 million for store closures, corporate restructuring and merger-related expenses.
(4) Includes the results of Home Vision Entertainment, Inc. ("Home Vision") and Hollywood Video, Inc. ("Hollywood Video"), which were acquired in two separate pooling-of-interests transactions on July 1, 1996. The Company's results for the fiscal year ended January 5, 1997 are combined with results of Home Vision and Hollywood Video for the period January 1, 1996 to the date of the acquisitions.
(5) Effective April 1, 1996, the Company changed its method of amortizing rental inventory resulting in a one-time, non-cash, pre-tax charge of approximately $7.7 million.
(6) Includes pro forma adjustments to reflect income tax expense which would have been recognized if Hollywood Video had been taxed as a C corporation for all periods presented. Historical operating results of Hollywood Video do not include any provision for income taxes prior to July 1, 1996 due to their S corporation status prior to that date.
(7) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
(8) Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes, non-recurring non-cash charges and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
(9) Same-store revenue is defined as the aggregate revenues from stores operated by the Company for at least 13 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, statement of income data, expressed as a percentage of total revenue, and the number of stores open at the end of each period.

Statement of Operations Data:

                                                                  Fifty-Two Weeks Ended
                                                          ----------------------------------
                                                          December 31, January 2,  January 3,
                                                              2000        2000        1999
                                                          ----------------------------------
Revenues:
   Rentals                                                     85.1 %       85.0 %      83.2 %
   Product sales                                               14.9         15.0        16.8
                                                          ---------    ---------   ---------
                                                              100.0        100.0       100.0
Cost of sales:
   Cost of rental revenues
     Recurring                                                 25.7         25.2        26.0
     Policy change                                               --           --        16.3
   Cost of product sales                                        9.8          9.3        11.1
                                                          ---------    ---------   ---------
Gross margin                                                   64.5         65.5        46.6

Operating costs and expenses:
   Store operating expenses                                    48.2         49.5        48.7
   Amortization of intangibles                                  2.3          3.1         2.7
   General and administrative                                   7.8          7.7         6.7
                                                          ---------    ---------   ---------
Operating income (loss)                                         6.2          5.2       (11.5)

Interest expense, net                                          (1.2)        (1.2)       (2.0)
                                                          ---------    ---------   ---------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of accounting change                   5.0          4.0       (13.5)
Income taxes                                                    2.0          1.7        (4.9)
                                                          ---------    ---------   ---------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                       3.0          2.3        (8.6)
Extraordinary loss on early extinguishment
   of debt, net of tax                                           --         (0.2)         --
Cumulative effect of accounting change, net of tax               --         (0.3)         --
                                                          ---------    ---------   ---------
Net income (loss)                                               3.0 %       1.8 %       (8.6)%
                                                          =========    =========   =========

Adjusted EBITDA (in thousands)                            $  39,744    $  35,494   $  37,378
                                                          =========    =========   =========

Number of stores open at end of period                        1,020          963         837
                                                          =========    =========   =========

Fiscal year ended December 31, 2000 ("Fiscal 2000") compared to the fiscal year ended January 2,2000 ("Fiscal 1999")

Revenue. Total revenue increased 15.2% to $318.9 million for Fiscal 2000 from $276.9 million for Fiscal 1999. The increase was due primarily to an increase in same-store revenues of 3.8%, as well as a 9.7% increase in the average number of stores open during Fiscal 2000 versus Fiscal 1999. The increase in same-store revenues was primarily the result of (i) increased product availability for the customer; (ii) a strong slate of new title releases versus the prior year, especially in the fourth quarter where box office revenues on the titles released were approximately 40% higher than the fourth quarter of 1999; (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores; (iv) an increase in the sale of previously viewed movies and previously played games;
(v) the return of the Christmas and New Year's holidays to a weekday instead of a weekend day, as well as the absence of the "millennium effect" experienced in 1999; and (vi) increases in other ancillary sales. The revenue increase was partially offset by a decline in new movie sales as a result of fewer titles being released at sell-through price points and a deemphasis on the sale of older sell-through titles in certain stores.

Cost of Sales. Rental revenue costs as a percentage of rental revenues for Fiscal 2000 was 30.2%, a slight increase from 29.6% in Fiscal 1999 primarily due to the significant concentration of product purchases in the fourth quarter of Fiscal 2000. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company.

Cost of product sales includes the costs of new videocassettes and DVDs, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales decreased to 34.3% in Fiscal 2000 from 37.6% in Fiscal 1999. The decrease in profitability of product sales is primarily the result of significant discounting in the fourth quarter for the holiday season and continued liquidation of older sell-through titles in certain stores.

Gross Margins. As a result of slightly lower margins on both rental revenues and product sales, total gross margins declined from 65.5% in Fiscal 1999 to 64.5% in Fiscal 2000.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 48.2% of total revenue for Fiscal 2000 from 49.5% for Fiscal 1999. The decrease in store operating expenses as a percentage of revenue is primarily due to the same-store revenue increase in Fiscal 2000, as well as the centralization of certain functions at the general and administrative level which have resulted in store level expense savings and the continued focus on closure of underperforming stores.

Amortization of intangibles decreased as a percentage of revenues to 2.3% in Fiscal 2000 versus 3.1% in Fiscal 1999. This decrease is primarily due to the increase in same-store revenue in Fiscal 2000 and a reduction in goodwill impairment write-offs during Fiscal 2000 required by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

General and administrative expenses as a percentage of revenues was 7.8% for Fiscal 2000 compared to 7.7% for Fiscal 1999. Increases in general and administrative expenses due to increased staffing and travel costs associated with the Company's new store development which began to intensify in the latter half of 1999, as well as incremental expenses from the operation of the Company's e-commerce effort which was launched in September 1999, were offset by revenue increases in Fiscal 2000.

As a result of the above factors, operating income increased by 37.1% to $19.7 million in Fiscal 2000 from $14.4 million in Fiscal 1999.

For Fiscal 2000 the Company's effective income tax rate was 40.4%, as compared to a 41.9% effective rate for Fiscal 1999. The decrease in the income tax rate in Fiscal 2000 is primarily due to higher pre-tax income which leverages certain permanently non-deductible items, therefore reducing the effective tax rate.

Fiscal 1999 compared to the fiscal year ended January 3, 1999 ("Fiscal 1998")

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

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 49.5% of total revenue for Fiscal 1999 from 48.7% for Fiscal 1998. The increase in store operating expenses as a percentage of revenues was primarily due to same-store revenues of 0.4% for Fiscal 1999 falling short of Company expectations and the impact of the Blowout Entertainment, Inc. ("Blowout") stores (acquired in May 1999) on operating expenses. These stores-within-a-store operate with a higher percentage of salaries and wages to total revenue than the Company's other stores and generate less average revenue than the Company's overall average revenue level. Also, the Company incurred some incremental training and other operational expenses during the integration of the 88-store Blowout acquisition and the ramp up of new store growth in the latter half of 1999.

Amortization of intangibles increased as a percentage of revenues to 3.1% in Fiscal 1999 versus 2.7% in Fiscal 1998. This increase relates solely to the inclusion of $1.6 million in goodwill impairment write-offs during Fiscal 1999 in conjunction with ongoing asset impairment analysis performed by the Company, which is required by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

Liquidity and Capital Resources

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of videocassette inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores, as well as for common stock repurchases within the past two years. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

During Fiscal 2000, the Company generated $39.7 million in Adjusted EBITDA versus $35.5 million for Fiscal 1999. The increase in Adjusted EBITDA was primarily driven by the operating earnings generated by a 15.2% increase in total revenue. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings for Fiscal 2000 increased 14.1% to $17.0 million, or $1.47 per diluted share, from $14.9 million, or $1.11 per diluted share for Fiscal 1999. Contributing to this increase was a 14.0% decline in weighted average shares outstanding as a result of share repurchases. Cash earnings is defined as net income before extraordinary items, cumulative effect accounting changes and amortization of intangibles. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $99.2 million for Fiscal 2000 as compared to $84.4 million for Fiscal 1999. The increase in net cash provided by operating activities was primarily the result of increased net income and depreciation, decreased levels of merchandise inventory due to fewer titles being released at sell-through price points and a deemphasis on the sale of new movies in certain stores, as well as increased accounts payable due to significant rental inventory purchases in the fourth quarter of 2000 versus 1999. The increase was partially offset by reductions in accrued liabilities. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in  investing  activities  was $89.4  million  for Fiscal  2000 as compared  to $78.7  million  for Fiscal  1999.  This  increase in funds used for investing activities is primarily the result of increases in capital expenditures related to rental inventory and property, furnishings and equipment purchased to support the growth in the Company's store base and the Company's increased new store development plan.

Net cash used by financing activities was $9.7 million for Fiscal 2000 as compared to $5.7 million for Fiscal 1999. This increase in funds used for financing activities is due to more stock repurchases and more significant reductions in long-term debt during Fiscal 2000 versus Fiscal 1999.

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. The Company is currently negotiating a replacement for the existing Facility.

The Company grows its store base through internally developed and acquired stores. The Company opened 110 internally-developed stores and acquired 16 stores during Fiscal 2000. During the year 2001, the Company intends to open approximately 75 new stores and will entertain potential acquisition transactions; however, the number of acquired stores in 2001 is anticipated to be less than the number of internally developed stores. To the extent available, new stores and future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

During the first quarter of 2000, the Company completed its previously announced $5 million stock repurchase plan and announced a second $5 million stock repurchase plan which was completed in May 2000. During Fiscal 2000, the Company repurchased 1.4 million shares for $5.7 million, which was funded through cash flow from operations.

At December 31, 2000, the Company had a working capital deficit of $21.1 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the fiscal year 2001, including its anticipated new store openings and a modest potential acquisition program. However, to fund a major acquisition program, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company will need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

Market Risk Sensitive Instruments. The market risk inherent in the Company's financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). In order to manage this risk, the Company entered into an interest rate swap agreement that effectively fixes the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 5.8% plus an applicable margin percentage. Assuming a hypothetical 10% adverse change in the LIBOR interest rate and assuming debt levels outstanding as of December 31, 2000, the Company would incur an immaterial amount of additional annual interest expense on unhedged variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the potential negative impact on overall economic activity that could exist in such an environment. The Company believes that its exposure to adverse interest rate changes and its impact on its total cost of borrowing capital has been largely mitigated by the interest rate swap agreement that is in place.

Supply Contract. In March 2001, the Company and Rentrak Corporation ("Rentrak") amended the terms of the Company's existing supply contract with Rentrak. The Company paid Rentrak $1,600,000 in connection with the amendment to the contract. Additionally, the Company prepaid approximately $900,000 to be applied over a three-year period against future amounts due under the contract.

Stock Repricing. In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 384,000 stock options in March 2001, and reduced the exercise price to $4 per share. Under the Interpretation, the options are accounted for as variable until the options are exercised, forfeited or expire unexercised. The Company will record compensation expense in the first quarter of fiscal 2001 that will approximate the difference between the exercise price of the repriced options and the market price at the end of the quarter.

Forward Looking Statements. With respect to forward-looking statements contained in this Item 7, please review the disclosures set forth under "Cautionary Statements" in Item 1 above.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements:

          Report of Ernst & Young LLP, Independent Auditors.

          Consolidated  Balance  Sheets as of  December  31, 2000 and January 2,
          2000.

          Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999.

          Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999.

          Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999.

          Notes to Consolidated Financial Statements.

   (a)(2) Schedules:

          None.

   (a)(3) Exhibits:

     The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit
  No.       Exhibit Description
-------     -------------------
3.1     -   Certificate of Incorporation of the Company. (1)
3.2     -   Bylaws of the Company. (1)
4.1     -   Specimen Common Stock Certificate. (2)
10.1    -   1994 Stock Option Plan, as amended and form of Stock Option
            Agreement. (3)
10.2    -   Form of Indemnity Agreement. (1)
10.3    -   Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen.(1)
10.4    -   Employment Agreement between M.G.A., Inc. and H.Harrison Parrish.(1)
10.5    -   Employment Agreement between M.G.A., Inc. and J. Steven Roy. (4)
10.6    -   Employment Agreement between M.G.A., Inc. and S. Page Todd. (4)
10.7    -   Employment Agreement between M.G.A., Inc. and Jeffrey S. Stubbs.
            (filed herewith)
10.8    -   Credit  Agreement  between First Union  National Bank of North
            Carolina and Movie  Gallery,  Inc. dated January 7, 1999. (5)
18      -   Change in Accounting Principle. (6)
21      -   List of Subsidiaries. (filed herewith)
23      -   Consent of  Independent Auditors.  (filed herewith)
---------------
(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to the Company's Form 10-K for the fiscal year ended January 5, 1997.
(4) Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to the Company's Form 10-K for the fiscal year ended January 4, 1998.
(5) Previously filed with the Securities and Exchange Commission on April 5, 1999, as an exhibit to the Company's Form 10-K for the fiscal year ended January 3, 1999.
(6) Previously filed with the Securities and Exchange Commission on November 18, 1998, as an exhibit to the Company's Form 10-Q for the quarter ended October 4, 1998.

   (b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

   (c)  Exhibits:

     See (a)(3) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOVIE GALLERY, INC.



                                            By /s/ JOE THOMAS MALUGEN
                                               ----------------------------
                                               Joe Thomas Malugen,
                                               Chairman of the Board
                                               and Chief Executive Officer

Date:  April 2, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date
---------                              -----                           ----
/s/ JOE THOMAS MALUGEN       Chairman of the Board and Chief       April 2, 2001
-----------------------      Executive Officer
Joe Thomas Malugen

/s/ WILLIAM B. SNOW          Vice Chairman of the Board            April 2, 2001
-----------------------
William B. Snow

/s/ H. HARRISON PARRISH      Director and President                April 2, 2001
-----------------------
H. Harrison Parrish

/s/ SANFORD C. SIGOLOFF      Director                              April 2, 2001
-----------------------
Sanford C. Sigoloff

/s/ J. STEVEN ROY            Executive Vice President and          April 2, 2001
-----------------------      Chief Financial Officer
J. Steven Roy

/s/ IVY M. JERNIGAN          Vice President - Controller           April 2, 2001
-----------------------
Ivy M. Jernigan

                               Movie Gallery, Inc.

                        Consolidated Financial Statements

    Fiscal years ended December 31, 2000, January 2,2000 and January 3, 1999


                                    Contents

Report of  Independent Auditors.............................................F-1

Audited Financial Statements

Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-3
Consolidated Statements of Stockholders' Equity.............................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements..................................F-6

                         Report of Independent Auditors




Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at December 31, 2000 and January 2, 2000, and the consolidated results of its operations and its cash flows for each of the three years in period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal 1999 the Company changed its method of accounting for the costs of start-up activities and in fiscal 1998 the Company changed its method of accounting for amortization of rental inventory.


                                            /s/ Ernst & Young, LLP



Birmingham, Alabama
February 16, 2001, except
for Note 8, as to which the
date is March 30, 2001

                             Movie Gallery, Inc.

                         Consolidated Balance Sheets
                               (in thousands)

                                                            December 31, January 2,
                                                                2000        2000
                                                             ---------   ---------
Assets
Current assets:
   Cash and cash equivalents                                $   7,029    $   6,970
   Merchandise inventory                                        9,264       15,148
   Prepaid expenses                                             1,000          814
   Store supplies and other                                     3,852        3,395
   Deferred income taxes                                          502          229
                                                            ---------    ---------
Total current assets                                           21,647       26,556

Rental inventory, net                                          61,773       52,357
Property, furnishings and equipment, net                       53,124       44,320
Goodwill and other intangibles, net                            77,926       83,539
Deposits and other assets                                       3,066        2,543
Deferred income taxes                                              --          212
                                                            ---------    ---------
Total assets                                                $ 217,536    $ 209,527
                                                            =========    =========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $  31,111    $  26,243
   Accrued liabilities                                         11,631       12,989
   Current portion of long-term debt                               --          263
                                                            ---------    ---------
Total current liabilities                                      42,742       39,495

Long-term debt                                                 40,600       44,377
Other accrued liabilities                                         253          234
Deferred income taxes                                           4,732           --

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
      authorized, no shares issued or outstanding                  --           --
   Common stock, $.001 par value; 35,000,000
      shares authorized, 11,136,167 and 12,549,667
      shares issued and outstanding                                11           13
   Additional paid-in capital                                 121,841      127,537
   Retained earnings (deficit)                                  7,357       (2,129)
                                                            ---------    ---------
Total stockholders' equity                                    129,209      125,421
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 217,536    $ 209,527
                                                            =========    =========

See accompanying notes.

                                      F-2

                       Movie Gallery, Inc.

            Consolidated Statements of Operations
            (in thousands, except per share data)

                                                                        Fiscal Year Ended
                                                                -----------------------------------
                                                                December 31, January 2,  January 3,
                                                                    2000        2000        1999
                                                                -----------------------------------
Revenues:
  Rentals                                                       $ 271,457    $ 235,452    $ 222,784
  Product sales                                                    47,479       41,493       44,849
                                                                ---------    ---------    ---------
                                                                  318,936      276,945      267,633
Cost of sales:
  Cost of rental revenues                                          81,958       69,716      113,192
  Cost of product sales                                            31,213       25,884       29,744
                                                                ---------    ---------    ---------
Gross margin                                                      205,765      181,345      124,697

Operating costs and expenses:
  Store operating expenses                                        153,665      137,128      130,473
  Amortization of intangibles                                       7,465        8,452        7,068
  General and administrative                                       24,945       21,403       17,996
                                                                ---------    ---------    ---------
Operating income (loss)                                            19,690       14,362      (30,840)

Interest expense, net                                              (3,779)      (3,349)      (5,325)
                                                                ---------    ---------    ---------
Income (loss) before income taxes, extraordinary item
  and cumulative effect of accounting change                       15,911       11,013      (36,165)
Income taxes                                                        6,425        4,615      (13,089)
                                                                ---------    ---------    ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                            9,486        6,398      (23,076)
Extraordinary loss on early extinguishment of debt,
  net of income taxes of $359                                          --         (682)          --
Cumulative effect of accounting change, net of
  income taxes of $368                                                 --         (699)          --
                                                                ---------    ---------    ---------
Net income (loss)                                               $   9,486    $   5,017    $ (23,076)
                                                                =========    =========    =========

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item and
  cumulative effect of accounting change                        $    0.83    $    0.48    $   (1.72)
Extraordinary loss on early extinguishment of debt,
  net of income taxes                                                  --        (0.05)          --
Cumulative effect of accounting change, net of income taxes            --        (0.05)          --
                                                                ---------    ---------    ---------
Net income (loss)                                               $    0.83    $    0.38    $   (1.72)
                                                                =========    =========    =========

Weighted average shares outstanding:
  Basic                                                            11,467       13,115       13,388
  Diluted                                                          11,497       13,370       13,388

See accompanying notes.

                               Movie Gallery, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)



                                                            Additional    Retained       Total
                                                Common       Paid-in      Earnings    Stockholders'
                                                Stock        Capital      (Deficit)      Equity
                                                ------------------------------------------------

Balance at January 4, 1998                      $      13    $ 131,686    $  15,930    $ 147,629
  Net loss                                           --           --        (23,076)     (23,076)
  Exercise of stock options for 12,230 shares        --             48         --             48
  Tax benefit of stock options exercised             --              9         --              9
  Repurchase and retirement of 115,200 shares        --          (495)         --           (495)
                                                ---------    ---------    ---------    ---------
Balance at January 3, 1999                             13      131,248       (7,146)     124,115
  Net income                                         --           --          5,017        5,017
  Exercise of stock options for 12,350 shares        --             48         --             48
  Tax benefit of stock options exercised             --              7         --              7
  Repurchase and retirement of 778,598 shares        --         (3,766)        --         (3,766)
                                                ---------    ---------    ---------    ---------
Balance at January 2, 2000                             13      127,537       (2,129)     125,421
  Net income                                         --           --          9,486        9,486
  Repurchase and retirement of 1,413,500 shares        (2)      (5,696)        --         (5,698)
                                                ---------    ---------    ---------    ---------
Balance at December 31, 2000                    $      11    $ 121,841    $   7,357    $ 129,209
                                                =========    =========    =========    =========

See accompanying notes.


                              Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                Fiscal Year Ended
                                                       -----------------------------------
                                                       December 31, January 2,   January 3,
                                                           2000        2000         1999
                                                       -----------------------------------
Operating activities:
Net income (loss)                                      $   9,486    $   5,017    $ (23,076)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
 Extraordinary loss on early extinguishment of debt,
  net of taxes                                              --            682         --
 Cumulative effect of accounting change, net of taxes       --            699         --
 Depreciation and amortization                            76,787       72,205      126,257
 Deferred income taxes                                     4,671        2,744      (14,855)
 Changes in operating assets and liabilities:
  Merchandise inventory                                    5,884       (2,788)       1,911
  Other current assets                                      (643)         348         (649)
  Deposits and other assets                                 (518)      (1,104)         105
  Accounts payable                                         4,868        2,847        1,879
  Accrued liabilities                                     (1,356)       3,740         (709)
                                                        ---------    ---------    ---------
Net cash provided by operating activities                 99,179       84,390       90,863

Investing activities:
Business acquisitions                                     (3,085)     (11,839)        (799)
Purchases of rental inventory, net                       (63,211)     (54,259)     (59,266)
Purchases of property, furnishings and equipment         (23,086)     (12,573)      (6,251)
                                                       ---------    ---------    ---------
Net cash used in investing activities                    (89,382)     (78,671)     (66,316)

Financing activities:
Net proceeds from issuance of common stock                  --             48           48
Purchases and retirement of common stock                  (5,698)      (3,766)        (495)
Payments on notes payable                                   --           --           (200)
Principal payments on long-term debt                      (4,040)      (2,014)     (21,376)
                                                       ---------    ---------    ---------
Net cash used in financing activities                     (9,738)      (5,732)     (22,023)
                                                       ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents              59          (13)       2,524
Cash and cash equivalents at beginning of period           6,970        6,983        4,459
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of period             $   7,029    $   6,970    $   6,983
                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest               $   3,817    $   3,076    $   5,066
Cash paid during the period for income taxes               1,688        2,705          478
Noncash investing and financing information:
 Tax benefit of stock options exercised                     --              7            9

See accompanying notes.

                               Movie Gallery, Inc.

                   Notes to Consolidated Financial Statements

             December 31, 2000, January 2, 2000 and January 3, 1999

1.  Accounting Policies

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

The Company owns and operates video specialty stores in 30 states.

Fiscal Year

The Company's fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for fiscal years ended December 31, 2000 ("Fiscal 2000"), January 2, 2000 ("Fiscal 1999") and January 3, 1999 ("Fiscal 1998") reflect 52-week years. The Company's fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

Merchandise inventory consists primarily of videocassette tapes, digital video discs (DVDs), video games, video accessories and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including allocated goodwill, to be held for use in operations based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the assets to the extent carrying value exceeds the estimated fair value of the assets. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles, rental inventory and property and equipment. Amortization of intangibles for Fiscal 2000, 1999 and 1998 includes an impairment loss of $1,000,000, $1,600,000 and $84,000, respectively, to write-off the net book value of goodwill in excess of its estimated fair market value.

The Company assesses the recoverability of enterprise level goodwill and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future cash flows.

Rental Inventory

Effective July 6, 1998, the Company changed its method of amortizing movie and video game rental inventory. This method accelerates the rate of amortization and was adopted as a result of an industry trend towards significant increases

                               Movie Gallery, Inc.

in copy-depth availability from movie studios, which have resulted in earlier satisfaction of consumer demand, thereby, accelerating the rate of revenue recognition. Under this method, the cost of base stock movie inventory, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock movie inventory, consisting of the third and succeeding copies of each title per store, is amortized on an accelerated basis over six months to a net book value of $4 which is then amortized on a straight-line basis over the next 30 months or until the movie is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months.

This method of amortization was applied to all inventory held at July 6, 1998. The adoption of this method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle during the quarter ended October 4, 1998. The application of the new method of amortizing movie and video game rental inventory decreased rental inventory and increased depreciation expense for Fiscal 1998 by approximately $43.6 million and reduced net income by $27.7 million, or $2.06 per basic and diluted share.

Rental inventory consists of the following (in thousands):

                                              December 31,   January 2,
                                                 2000           2000
                                              ---------      ----------

Rental inventory                               $ 145,557     $  183,185
Less accumulated amortization                    (83,784)      (130,828)
                                               ---------     ----------
                                               $  61,773     $   52,357
                                               =========     ==========

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

Goodwill and Other Intangibles

Goodwill is being amortized on a straight-line basis over twenty years. Other intangibles consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which generally range from five to ten years. Accumulated amortization of goodwill and other intangibles at December 31, 2000 and January 2, 2000 was $35,830,000 and $32,097,000, respectively.

                              Movie Gallery, Inc.

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

Rental Revenue

Rental revenue is recognized when the movie or video game is rented by the customer. Extended viewing fees on rentals are recognized when received from the customer.

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred.

Store Opening and Start-up Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of the SOP in its financial statements for the first quarter of fiscal 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of income taxes of $368,000), or $0.05 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999. The impact of adoption on income from continuing operations for Fiscal 1999 was not material.

Fair Value of Financial Instruments

At December 31, 2000 and January 2, 2000, the carrying value of financial instruments such as cash and cash equivalents, accounts payable, notes payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, goodwill and other intangibles. These estimates and assumptions could change and actual results could differ from these estimates.

                              Movie Gallery, Inc.

Recently Issued Accounting Pronouncements

The FASB has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statements No. 137 and 138) which is required to be adopted by the Company in fiscal year 2001. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged item through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of the Company.

Employee Benefits

The Company has a 401(k) savings plan available to all active employees who are over 21 years of age and have completed one year of service. The Company makes discretionary and matching contributions based on employee compensation. The matching contribution for Fiscal 2000, 1999 and 1998 was immaterial to the Company's operating results.

2.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                                December 31,      January 2,
                                                    2000             2000
                                                ---------------------------

Land and buildings                               $   4,006        $   1,889
Furniture and fixtures                              37,291           33,383
Equipment                                           33,616           28,495
Leasehold improvements and signs                    36,860           27,931
                                                 ---------        ---------
                                                   111,773           91,698
Accumulated depreciation                           (58,649)         (47,378)
                                                 ---------        ---------
                                                 $  53,124        $  44,320
                                                 =========        =========


3.  Long-Term Debt

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility provides for borrowings of up to $65 million, is unsecured and will mature in its entirety on January 7, 2002. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. At December 31, 2000, $40.6 million was outstanding, approximately $23.9 million was available for borrowing and the effective interest rate was approximately 7.4%.

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

4.  Income Taxes

The following reflects actual income tax expense (benefit) (in thousands):

                                              Fiscal Year Ended
                                 -----------------------------------------
                                 December 31,    January 2,      January 3,
                                    2000            2000            1999
                                 -----------------------------------------
Current payable:
  Federal                        $  1,439        $  1,673       $  1,275
  State                               315             198            491
                                 --------        --------       --------
Total current                       1,754           1,871          1,766

Deferred:
  Federal                           4,056           2,454        (13,423)
  State                               615             290         (1,432)
                                 --------        --------       --------
Total deferred                      4,671           2,744        (14,855)
                                 --------        --------       --------
                                 $  6,425        $  4,615       $(13,089)
                                 ========        ========       ========

                              Movie Gallery, Inc.

A reconciliation of income tax expense (benefit) at the federal income tax rate to the Company's effective income tax provision is as follows (in thousands):

                                                    Fiscal Year Ended
                                          -------------------------------------
                                          December 31,   January 2,   January 3,
                                            2000            2000         1999
                                          -------------------------------------

Income tax expense (benefit)
  at statutory rate                        $  5,569       $  3,855     $(12,658)
State income tax expense (benefit)
  net of federal income tax benefit             604            317         (612)
Other, net (primarily goodwill not
  deductible for tax purposes)                  252            443          181
                                           --------       --------     --------
                                           $  6,425       $  4,615     $(13,089)
                                           ========       ========     ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      December 31,  January 2,
                                                          2000         2000
                                                      -----------------------
Deferred tax liabilities:
 Furnishings and equipment                            $  6,003      $  5,473
 Rental inventory                                        6,351         3,818
 Goodwill                                                2,251         2,026
 Other                                                    --             461
                                                      --------      --------
  Total deferred tax liabilities                        14,605        11,778
Deferred tax assets:
 Non-compete agreements                                  4,979         4,970
 Alternative minimum tax credit carryforward             4,163         2,827
 Net operating loss carryforwards                         --           2,802
 Accrued liabilities                                       502           777
 Other                                                     731           843
                                                      --------      --------
  Total deferred tax assets                             10,375        12,219
                                                      --------      --------
Net deferred tax assets (liabilities)                 $ (4,230)     $    441
                                                      ========      ========

                              Movie Gallery, Inc.

5.  Stockholders' Equity

Common Stock

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of December 31, 2000, common stock of approximately $83,000,000 was available to be issued from this registration.

Earnings Per Share

Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (30,000, 255,000 and none for Fiscal 2000, 1999 and 1998, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

Stock Option Plan

In July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. Currently 3,000,000 shares are reserved for issuance under the Plan. Options granted under the Plan have a 10-year term and generally vest over 3 to 5 years.

In accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and, accordingly, has not recognized compensation cost in connection with the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                                                  Fiscal Year Ended
                                      ---------------------------------------
                                      December 31,   January 2,     January 3,
                                         2000           2000          1999
                                      ---------------------------------------
                                       (in thousands, except per share data)

Pro forma net income (loss)           $  8,496       $  3,801       $ (24,324)
Pro forma earnings (loss) per share:
  Basic and diluted                       0.74           0.29           (1.82)

                              Movie Gallery, Inc.

The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                  Fiscal Year Ended
                                   --------------------------------------------
                                   December 31,      January 2,      January 3,
                                       2000             2000            1999
                                   --------------------------------------------
Expected volatility                    0.703            0.720           0.733
Risk-free interest rate                5.15%            6.39%           4.70%
Expected life of option in years       5.7              6.0             6.0
Expected dividend yield                0.0%             0.0%            0.0%

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

A summary of the Company's stock option activity and related information is as follows:


                                                                Fiscal Year Ended
                                -------------------------------------------------------------------------------------
                                  December 31, 2000              January 2, 2000             January 3, 1999
                                ---------------------------  --------------------------- ----------------------------
                                              Weighted-                     Weighted-                    Weighted-
                                               Average                       Average                      Average
                                 Options    Exercise Price     Options    Exercise Price    Options    Exercise Price
                                ---------   --------------    ---------   --------------   ---------   --------------
Outstanding-beginning
  of year                       2,276,987     $ 9.56         2,188,899      $ 9.73         1,895,537      $ 10.62
Granted                           405,000       3.20           444,000        4.36           363,000         5.13
Exercised                               -          -            12,350        3.88            12,230         3.88
Forfeited                         139,480       5.14           343,562        4.17            57,408        11.32

Outstanding-end of year         2,542,507       8.79         2,276,987        9.56         2,188,899         9.73

Exercisable at end of year      1,669,307      11.30         1,440,871       12.03         1,206,397        12.68

Weighted-average fair value
   of options granted during
   the year                        $ 2.10                       $ 3.05                        $ 3.43


                                      F-13

                              Movie Gallery, Inc.

5.  Stockholders' Equity (continued)

Options outstanding as of December 31, 2000 had a weighted-average remaining contractual life of 7.1 years and exercise prices ranging from $3.00 to $40.00 as follows:

                                                                          Exercise price of
                                                   ----------------------------------------------------------------
                                                    $3.00 to $6.00        $14.00 to $22.00       $24.00 to $40.00
                                                   ----------------------------------------------------------------
Options outstanding                                    1,894,507              380,000                 268,000
Weighted-average exercise price                          $4.05                 $15.16                 $33.22
Weighted-average remaining contractual life            8.0 years             4.3 years               4.4 years
Options exercisable                                    1,030,707              370,600                 268,000
Weighted-average exercise price of
   exercisable options                                   $4.20                 $15.19                 $33.22


6.  Commitments and Contingencies

Rent expense for Fiscal 2000, 1999 and 1998 totaled $45,132,000, $41,683,000 and
$40,959,000, respectively. Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at December 31, 2000 (in thousands):

                 2001                    $ 30,430
                 2002                      26,015
                 2003                      17,037
                 2004                      10,301
                 2005                       4,283
                 Thereafter                 2,944
                                         --------
                                         $ 91,010
                                         ========


The Company has a supply contract with Rentrak Corporation ("Rentrak") which requires the Company to order videocassette rental inventory under lease sufficient to require an aggregate minimum payment of $4,000,000 per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006.

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

                              Movie Gallery, Inc.

7.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                Thirteen Weeks Ended
                                                 ----------------------------------------------
                                                 April 2,    July 2,    October 1,  December 31,
                                                   2000       2000         2000         2000
                                                 ----------------------------------------------

Revenue                                          $81,493     $77,345     $75,350       $84,748
Operating income                                 $ 7,478     $ 4,237     $ 1,893       $ 6,082
Net income                                       $ 3,900     $ 1,935     $   561       $ 3,090
Basic and diluted earnings per share             $  0.32     $  0.17     $  0.05       $  0.28

                                                                 Thirteen Weeks Ended
                                                 -----------------------------------------------
                                                 April 4,    July 4,     October 3,    January 2,
                                                   1999       1999         1999           2000
                                                 -----------------------------------------------
Revenue                                          $ 69,620    $ 65,510    $ 67,742     $ 74,073
Operating income                                 $  6,377    $  2,006    $  1,642     $  4,337
Income before extraordinary item and
  cumulative effect of accounting change         $  3,362    $    679    $    546     $  1,811
Extraordinary loss on early extinguishment
  of debt, net of income taxes of $359               (682)         --          --           --
Cumulative effect of accounting change,
  net of income taxes of $368                        (699)         --          --           --
                                                 --------    --------    --------     --------
Net income                                       $  1,981    $    679    $    546     $  1,811
                                                 ========    ========    ========     ========
Basic and diluted earnings per share:
Income before extraordinary item and
  cumulative effect of accounting change         $   0.25    $   0.05    $   0.04     $   0.14
Extraordinary loss on early extinguishment
  of debt, net of tax                               (0.05)         --          --           --
Cumulative effect of accounting change,
  net of tax                                        (0.05)         --          --           --
                                                 --------    --------    --------     --------
Net income                                       $   0.15    $   0.05    $   0.04     $   0.14
                                                 ========    ========    ========     ========


8.   Subsequent Events

In March 2001, the Company and Rentrak amended the terms of the Company's existing supply contract with Rentrak. The Company paid Rentrak $1,600,000 in connection with the amendment to the contract. Additionally, the Company prepaid approximately $900,000 to be applied over a three-year period against future amounts due under the contract.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 384,000 stock options in March 2001, and reduced the exercise price to $4 per share. Under the Interpretation, the options are accounted for as variable until the options are exercised, forfeited or expire unexercised. The Company will record compensation expense in the first quarter of fiscal 2001 that will approximate the difference between the exercise price of the repriced options and the market price at the end of the quarter.

                                Index to Exhibits


Exhibit No.      Description
-----------      -----------

10.7             Employment agreement between M.G.A., Inc. and Jeffrey S. Stubbs

21               List of Subsidiaries

23               Consent of Independent Auditors