Form 10-Q
period 2001-04-01
MOVIE GALLERY INC
filed 2001-05-16
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of May 9, 2001 was 11,247,805.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - April 1, 2001 and December 31, 2000..............1

Consolidated Statements of Income - Thirteen weeks ended April 1, 2001 and April 2, 2000..............................................................2

Consolidated Statements of Cash Flows - Thirteen weeks ended April 1, 2001 and April 2, 2000..............................................................3

Notes to Consolidated Financial Statements - April 1, 2001.....................4

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                               Movie Gallery, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                          April 1,  December 31,
                                                            2001        2000
                                                         ----------------------
                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                              $  6,858     $  7,029
   Merchandise inventory                                     6,027        9,264
   Prepaid expenses                                          2,155        1,000
   Store supplies and other                                  3,943        3,852
   Deferred income taxes                                       497          502
                                                          --------     --------
Total current assets                                        19,480       21,647

Rental inventory, net                                       63,078       61,773
Property, furnishings and equipment, net                    53,971       53,124
Goodwill and other intangibles, net                         76,028       77,926
Deposits and other assets                                    2,404        3,066
                                                          --------     --------
Total assets                                              $214,961     $217,536
                                                          ========     ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                       $ 28,426     $ 31,111
   Accrued liabilities                                      10,946       11,631
   Current portion of long-term debt                        34,600         --
                                                          --------     --------
Total current liabilities                                   73,972       42,742

Long-term debt                                                --         40,600
Other accrued liabilities                                      250          253
Deferred income taxes                                        6,530        4,732

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued or outstanding            --           --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 11,176,167 and 11,136,167
       shares issued and outstanding                            11           11
   Additional paid-in capital                              122,822      121,841
   Retained earnings                                        11,376        7,357
                                                          --------     --------
Total stockholders' equity                                 134,209      129,209
                                                          --------     --------
Total liabilities and stockholders' equity                $214,961     $217,536
                                                          ========     ========
See accompanying notes.


                              Movie Gallery, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                        Thirteen weeks ended
                                                       April 1,        April 2,
                                                         2001            2000
                                                       ------------------------
Revenues:
   Rentals                                             $ 77,898        $ 69,777
   Product sales                                         13,673          11,716
                                                       --------        --------
                                                         91,571          81,493
Cost of sales:
   Cost of rental revenues                               22,599          20,591
   Cost of product sales                                  9,116           7,190
                                                       --------        --------
Gross margin                                             59,856          53,712

Operating costs and expenses:
   Store operating expenses                              41,394          38,113
   Amortization of intangibles                            1,914           1,805
   General and administrative                             9,135           6,316
                                                       --------        --------
Operating income                                          7,413           7,478

Interest expense, net                                      (665)           (868)
                                                       --------        --------
Income before income taxes                                6,748           6,610

Income taxes                                              2,729           2,710
                                                       --------        --------
Net income                                             $  4,019        $  3,900
                                                       ========        ========

Earnings  per share:
  Basic                                                $   0.36        $   0.32
                                                       ========        ========
  Diluted                                              $   0.35        $   0.32
                                                       ========        ========

Weighted average shares outstanding:
   Basic                                                 11,153          12,275
   Diluted                                               11,508          12,300

See accompanying notes.

                               Movie Gallery, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                           Thirteen weeks ended
                                                           April 1,    April 2,
                                                             2001        2000
                                                           --------------------
Operating activities:
Net income                                                 $  4,019    $  3,900
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             21,457      18,443
   Stock option compensation                                    811        --
   Deferred income taxes                                      1,818       1,935
Changes in operating assets and liabilities:
   Merchandise inventory                                      3,237       2,129
   Other current assets                                      (1,246)       (275)
   Deposits and other assets                                    662      (1,319)
   Accounts payable                                          (2,685)     (2,905)
   Accrued liabilities                                         (688)     (3,503)
                                                           --------    --------
Net cash provided by operating activities                    27,385      18,405

Investing activities:
Business acquisitions                                           (38)       (628)
Purchases of rental inventory, net                          (17,011)    (14,642)
Purchases of property, furnishings and equipment             (4,662)     (5,183)
                                                           --------    --------
Net cash used in investing activities                       (21,711)    (20,453)

Financing activities:
Purchases and retirement of common stock                       --        (2,107)
Proceeds from issuance of long-term debt                       --         3,383
Proceeds from exercise of stock options                         155        --
Principal payments on long-term debt                         (6,000)        (89)
                                                           --------    --------
Net cash provided by (used in) financing activities          (5,845)      1,187
                                                           --------    --------
Decrease in cash and cash equivalents                          (171)       (861)
Cash and cash equivalents at beginning of period              7,029       6,970
                                                           --------    --------
Cash and cash equivalents at end of period                 $  6,858    $  6,109
                                                           ========    ========

See accompanying notes.



                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                  April 1, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2002 ("Fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2000 ("Fiscal 2000").

2. Financing Obligations

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility is unsecured, originally provided for borrowings of up to $65 million and will mature in its entirety on January 7, 2002. The Company voluntarily reduced the commitment under the Facility to $50 million in April 2001. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels.

Concurrent with the Facility, the Company amended its then existing interest rate swap to coincide with the maturity of the Facility. The amended interest rate swap was structured to effectively fix the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 5.8% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the life of the Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the then prevailing interest rates for the time to maturity of the swap agreement.

Effective with Fiscal 2001, the Company's interest rate swap agreement is required to be accounted for under Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of Statement 133 had no impact on the Company's financial position or results of operations.

3. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (355,000 and 25,000 for the thirteen weeks ended April 1, 2001 and April 2, 2000, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

                               Movie Gallery, Inc.

4. Supply Contract

In March 2001, the Company and Rentrak Corporation ("Rentrak") amended the terms of the Company's existing supply contract with Rentrak. General and administrative expenses for the quarter ended April 1, 2001, include a nonrecurring charge of $1,600,000 ($0.08 per diluted share, after tax) paid to Rentrak in connection with the amendment to the contract. Additionally, the Company prepaid approximately $900,000 to be applied over a three-year period against future amounts due under the contract.

5. Stock Option Repricing

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 384,000 stock options in March 2001, and reduced the exercise price to $4 per share. Under the Interpretation, the repriced options are accounted for as variable until the options are exercised, forfeited or expire unexercised. General and administrative expenses for the quarter ended April 1, 2001, include $811,000 ($0.04 per diluted share, after tax) of non-cash compensation expense that represents the difference between the exercise price of the repriced options and the market price at the end of the quarter.

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, statement of income data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period, adjusted EBITDA, cash earnings and the number of stores open at the end of each period.

                                                      Thirteen weeks ended
                                             --------------------------------------
                                              April 1,       April 2,      Increase
                                                2001           2000       (Decrease)
                                             ---------      ---------     ---------
Revenues:
   Rentals                                        85.1%          85.6%         (0.5)%
   Product sales                                  14.9           14.4           0.5
                                             ---------      ---------     ---------
                                                 100.0          100.0         --
Cost of sales:
   Cost of rental revenues                        24.7           25.2          (0.5)
   Cost of product sales                           9.9            8.8           1.1
                                             ---------      ---------     ---------
Gross margin                                      65.4           66.0          (0.6)

Operating costs and expenses:
   Store operating expenses                       45.2           46.8          (1.6)
   Amortization of intangibles                     2.1            2.2          (0.1)
   General and administrative                     10.0            7.8           2.2
                                             ---------      ---------     ---------
Operating income                                   8.1            9.2          (1.1)

Interest expense, net                             (0.7)          (1.1)          0.4
                                             ---------      ---------     ---------
Income before income taxes                         7.4            8.1          (0.7)

Income taxes                                       3.0            3.3          (0.3)
                                             ---------      ---------     ---------
Net income                                         4.4%           4.8%         (0.4)%
                                             =========      =========     =========

Adjusted EBITDA (in thousands)               $  16,025      $  12,664     $   3,361
                                             =========      =========     =========
Cash earnings (in thousands)                 $   7,370      $   5,705     $   1,665
                                             =========      =========     =========
Number of stores open at end of period           1,031            960            71
                                             =========      =========     =========


Revenue. For the thirteen weeks ended April 1, 2001, total revenues were $91.6 million, a 12.4% increase from $81.5 million in the first quarter of Fiscal 2000. The increase was due primarily to an increase in same-store sales of 4.3%, as well as a 7.1% increase in the average number of stores open during the first quarter of Fiscal 2001 versus Fiscal 2000. The increase in same-store sales for the first quarter of Fiscal 2001 was the result of (i) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores; (ii) an increase in the sales of previously viewed movies and previously played games; (iii) significant increases in DVD (digital video disk) rental revenue; and (iv) marginally favorable weather conditions. The revenue increase was partially offset by a decline in game rentals due to consumer anticipation of new game platforms being introduced late in the year as well as a decline in new movie sales as a result of fewer titles being released at sell-through price points and the continued liquidation of older sell-through titles in certain stores.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Cost of Sales. The gross margin on rental revenue for the thirteen week period ended April 1, 2001 was 71.0%, a slight increase from 70.5% in the prior year quarter. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The slight increase was primarily due to the increase in same-store sales offset partially by trailing rental costs related to significant rental inventory purchases in the fourth quarter of Fiscal 2000.

Cost of product sales includes the costs of new videocassettes and DVD's, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales decreased to 33.3% in the first quarter of Fiscal 2001 from 38.6% in the first quarter of Fiscal 2000. The decrease in profitability of product sales was primarily the result of significant discounting associated with the continued liquidation of older sell-through titles and other slow moving inventory in certain stores.

Gross Margins. The slight increase in profit margins on rental revenue was partially offset by the decline in profit margins on product sales, resulting in a total gross margin increase to 34.6% for the first quarter of Fiscal 2001 from 34.0% in the first quarter of Fiscal 2000.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 45.2% of total revenue for the first quarter of Fiscal 2001 from 46.8% in the first quarter of Fiscal 2000. The decrease in store operating expenses was primarily due to the same-store sales increase of 4.3% during the first quarter and continued initiatives to streamline operating costs, as well as strong performance of new stores coupled with the closure of under-performing units.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks ended April 1, 2001 was 2.1%, consistent with 2.2% for the comparable period in the prior year.

General and administrative expenses include a nonrecurring charge of $1,600,000 related to an amendment of the Company's supply agreement with Rentrak and non-cash compensation expense of $811,000 related to the repricing of certain stock options (see Notes 4 and 5 of the "Notes to Consolidated Financial Statements"). Excluding these two items, general and administrative expenses as a percentage of revenue decreased to 7.3% in the first quarter of Fiscal 2001 from 7.8% for the first quarter of Fiscal 2000. The decrease was primarily due to increased revenue levels in 2001.

As a result of the above factors and excluding the nonrecurring charge and non-cash compensation expense, operating income increased by 31.4% to $9.8 million in the first quarter of Fiscal 2001 from $7.5 million in the prior year.

Liquidity and Capital Resources

Historically, the Company's primary capital needs have been for opening and acquiring new stores and for the purchase of inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores, as well as common stock repurchases within the past two years. The Company has funded inventory purchases, remodeling and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations, the proceeds of two public equity offerings, loans under revolving credit facilities and seller financing.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

During the thirteen weeks ended April 1, 2001 the Company generated approximately $16.0 million in Adjusted EBITDA, a 26.5% increase over $12.7 million for the comparable period in 2000. The increase was primarily driven by the 12.4% increase in total revenue. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Cash earnings per diluted share for the first quarter of Fiscal 2001 increased 39.1% to $0.64 from $0.46 in the first quarter of Fiscal 2000. Contributing to this increase was a 6.4% decline in weighted average shares outstanding as a result of share repurchases. Cash earnings is defined as net income before amortization of intangibles, non-cash compensation and nonrecurring items. Cash earnings should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $27.4 million for the thirteen weeks ended April 1, 2001 as compared to $18.4 million for the thirteen weeks ended April 2, 2000. The increase in net cash provided by operating activities was primarily the result of increased net income, the recognition of non-cash compensation expense, increased rental inventory amortization, a continued reduction in levels of new merchandise inventory and a notably smaller reduction in accrued liabilities versus the comparable period of the prior year. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $21.7 million for the first quarter of Fiscal 2001, consistent with $20.5 million for the comparable period of 2000. Results did not fluctuate significantly year-over-year due to comparable new store development levels.

Net cash used in financing activities was $5.8 million for the first quarter of Fiscal 2001 as compared to net cash provided by financing activities of $1.2 million for the comparable period of Fiscal 2000. The changes from the first quarter of Fiscal 2000 were due primarily to significant reductions in debt levels during the first quarter of Fiscal 2001, offset by stock repurchases in the comparable period of the prior year.

On January 7, 1999, the Company entered into a Credit Agreement with First Union National Bank of North Carolina with respect to a revolving credit facility (the "Facility"). The Facility is unsecured, originally provided for borrowings of up to $65 million and will mature in its entirety on January 7, 2002. The Company voluntarily reduced the commitment under the Facility to $50 million in April 2001. The interest rate of the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The Company may repay the Facility at any time without penalty. The more restrictive covenants of the Facility restrict borrowings based upon cash flow levels. The Company is currently negotiating a replacement for the existing Facility and expects to have a new credit facility in place during the second half of the year.

Concurrent with the Facility, the Company amended its then existing interest rate swap to coincide with the maturity of the Facility. The amended interest rate swap was structured to effectively fix the Company's interest rate exposure on $37 million of the amount outstanding under the Facility at 5.8% plus an applicable margin percentage. The interest rate swap reduces the risk of increases in interest rates during the life of the Facility. The Company accounts for its interest rate swap as a hedge of its debt obligation. The Company pays a fixed rate of interest and receives payment based on a variable rate of interest. The difference in amounts paid and received under the contract

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

is accrued and recognized as an adjustment to interest expense on the debt. There are no termination penalties associated with the interest rate swap agreement; however, if the swap agreement was terminated at the Company's option, the Company would either pay or receive the present value of the remaining hedge payments at the then prevailing interest rates for the time to maturity of the swap agreement.

The Company grows its store base through internally developed and acquired stores. The Company opened 24 internally developed stores during the first quarter of Fiscal 2001 and remains on target to open approximately 75 new stores during the year. To the extent available, new stores and future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At April 1, 2001, the Company had a working capital deficit of $54.5 million, due to the accounting treatment of its rental inventory and the current status of its credit facility. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company believes its projected cash flow from operations, borrowing capacity with the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of Fiscal 2001, including its anticipated new store openings and acquisition program. However, to fund a major acquisition, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company may need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Other Matters

In May 2001, the Company purchased the senior secured bank debt of Video Update, Inc. from a syndication of financial institutions led by BNP Paribas. The bank debt, which had a $121 million face value, was purchased at a discount of greater than 90% from face. Video Update, Inc., which is currently operating under Chapter 11 of the United States Bankruptcy Code, owns and operates over 350 video specialty retail stores in the United States and Canada. The Company is currently evaluating its alternatives as the senior secured debt holder.

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, competitive factors and weather conditions within the Company's

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

geographic markets, adequate product availability from movie studios, the Company's ability to refinance its existing credit facility, the Company's ability to continue to expand, including its ability to successfully execute its new store opening program, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company's inherent market risks since the disclosures made as of December 31, 2000 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              None.

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



                                                   Movie Gallery, Inc.
                                         --------------------------------------
                                                      (Registrant)



Date:  May 16, 2001                      /s/ J. Steven Roy
                                         --------------------------------------
                                         J. Steven Roy
                                         Executive Vice President
                                         and Chief Financial Officer