Form 10-Q
period 2001-07-01
MOVIE GALLERY INC
filed 2001-08-15
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of August 8, 2001 was 11,597,853.

                                Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - July 1, 2001 and December 31, 2000...............1

Consolidated Statements of Income - Thirteen weeks and twenty-six weeks ended July 1, 2001 and July 2, 2000............................................2

Consolidated Statements of Cash Flows - Twenty-six weeks ended
July 1, 2001 and July 2, 2000..................................................3

Notes to Consolidated Financial Statements - July 1, 2001......................4

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                               Movie Gallery, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                  July 1,      December 31,
                                                                   2001            2000
                                                                ----------     -----------
                                                                (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                     $  7,619        $  7,029
   Merchandise inventory                                            5,962           9,264
   Prepaid expenses                                                 2,268           1,000
   Notes receivable                                                11,010              --
   Store supplies and other                                         4,093           3,852
   Deferred income taxes                                              491             502
                                                                 --------        --------
Total current assets                                               31,443          21,647

Rental inventory, net                                              63,059          61,773
Property, furnishings and equipment, net                           54,209          53,124
Goodwill and other intangibles, net                                74,474          77,926
Deposits and other assets                                           3,254           3,066
                                                                 --------        --------
Total assets                                                     $226,439        $217,536
                                                                 ========        ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $ 28,297        $ 31,111
   Accrued liabilities                                             12,533          11,631
                                                                 --------        --------
Total current liabilities                                          40,830          42,742

Long-term debt                                                     40,700          40,600
Other accrued liabilities                                             400             253
Deferred income taxes                                               5,595           4,732

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued or outstanding                     --              --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 11,381,128 and 11,136,167
       shares issued and outstanding                                   11              11
   Additional paid-in capital                                     126,600         121,841
   Retained earnings                                               12,303           7,357
                                                                 --------        --------
Total stockholders' equity                                        138,914         129,209
                                                                 --------        --------
Total liabilities and stockholders' equity                       $226,439        $217,536
                                                                 ========        ========

See accompanying notes.


                               Movie Gallery, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                             Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                             ---------------------     ----------------------
                                              July 1,      July 2,      July 1,      July 2,
                                               2001         2000         2001         2000
                                             ---------    --------     ---------    ---------
Revenues:
   Rentals                                   $  70,953    $  66,309    $ 148,851    $ 136,086
   Product sales                                12,034       11,036       25,707       22,752
                                             ---------    ---------    ---------    ---------
                                                82,987       77,345      174,558      158,838
Cost of sales:
   Cost of rental revenues                      22,035       19,467       44,634       40,058
   Cost of product sales                         7,335        7,127       16,451       14,317
                                             ---------    ---------    ---------    ---------
Gross margin                                    53,617       50,751      113,473      104,463

Operating costs and expenses:
   Store operating expenses                     40,477       37,995       81,871       76,108
   General and administrative                    6,417        6,258       14,741       12,574
   Amortization of intangibles                   1,590        2,261        3,504        4,066
   Stock option compensation                     2,533           --        3,344           --
                                             ---------    ---------    ---------    ---------
Operating income                                 2,600        4,237       10,013       11,715

Interest expense, net                             (790)        (957)      (1,455)      (1,825)
                                             ---------    ---------    ---------    ---------
Income before income taxes and
   extraordinary item                            1,810        3,280        8,558        9,890

Income taxes                                       706        1,345        3,435        4,055
                                             ---------    ---------    ---------    ---------
Income before extraordinary item                 1,104        1,935        5,123        5,835
Extraordinary loss on early extinguishment
   of debt                                        (177)          --         (177)          --
                                             ---------    ---------    ---------    ---------
Net income                                   $     927    $   1,935    $   4,946    $   5,835
                                             =========    =========    =========    =========

Basic earnings  per share:
Income before extraordinary item             $    0.10    $    0.17    $    0.46    $    0.49
Extraordinary loss on early extinguishment
   of debt                                       (0.02)          --        (0.02)          --
                                             ---------    ---------    ---------    ---------
Net income per share - basic                 $    0.08    $    0.17    $    0.44    $    0.49
                                             =========    =========    =========    =========

Diluted earnings per share:
Income before extraordinary item             $    0.09    $    0.17    $    0.44    $    0.49
Extraordinary loss on early extinguishment
   of debt                                       (0.01)          --        (0.01)          --
                                             ---------    ---------    ---------    ---------
Net income per share - diluted               $    0.08    $    0.17    $    0.43    $    0.49
                                             =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                        11,286       11,321       11,220       11,798
   Diluted                                      11,890       11,368       11,608       11,827

See accompanying notes.

                             Movie Gallery, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)


                                                              Twenty-Six Weeks Ended
                                                             -------------------------
                                                              July 1,          July 2,
                                                               2001             2000
                                                             --------         --------
Operating activities:
Net income                                                   $  4,946         $  5,835
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of debt             177               --
   Depreciation and amortization                               43,066           37,477
   Stock option compensation                                    3,344               --
   Deferred income taxes                                        1,455            1,622
Changes in operating assets and liabilities:
   Merchandise inventory                                        3,302            5,387
   Notes receivable                                           (11,010)              --
   Other current assets                                        (1,509)             (34)
   Deposits and other assets                                     (573)          (1,760)
   Accounts payable                                            (2,819)          (4,593)
   Accrued liabilities                                          1,149             (373)
                                                             --------         --------
Net cash provided by operating activities                      41,528           43,561

Investing activities:
Business acquisitions                                            (120)            (721)
Purchases of rental inventory, net                            (33,024)         (29,991)
Purchases of property, furnishings and equipment               (8,841)         (10,098)
                                                             --------         --------
Net cash used in investing activities                         (41,985)         (40,810)

Financing activities:
Purchases and retirement of common stock                           --           (5,698)
Proceeds from issuance of long-term debt                          100            1,823
Proceeds from exercise of stock options                           947               --
Principal payments on long-term debt                               --             (146)
                                                             --------         --------
Net cash provided by (used in) financing activities             1,047           (4,021)
                                                             --------         --------
Increase (decrease) in cash and cash equivalents                  590           (1,270)
Cash and cash equivalents at beginning of period                7,029            6,970
                                                             --------         --------
Cash and cash equivalents at end of period                   $  7,619         $  5,700
                                                             ========         ========


See accompanying notes.


                               Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                   July 1, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2002 ("Fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2000 ("Fiscal 2000").

2. Notes Receivable

In May 2001, the Company purchased substantially all of the senior secured bank debt of Video Update, Inc. ("Video Update"), which has a total face value of $121 million, from a syndication of financial institutions led by BNP Paribas. The Company's portion of the bank debt was purchased for approximately $8.5 million. The Company subsequently made advances to Video Update under a revolving credit agreement of approximately $2.5 million through the end of the quarter. Since July 1, 2001, the Company has made additional advances of $2.0 million. Video Update, which is currently operating under Chapter 11 of the United States Bankruptcy Code, owns and operates over 350 video specialty retail stores in the United States and Canada. A plan of reorganization was filed with the United States Bankruptcy Court on July 31, 2001, which, if approved, would result in Video Update's emergence from bankruptcy as a wholly owned subsidiary of the Company.

3. Financing Obligations

On June 27, 2001, the Company entered into a credit agreement with SouthTrust Bank with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina dated January 7, 1999, and which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The terms of the Facility also require the Company to enter into a new interest rate swap agreement no later than September 1, 2001. The previous interest rate swap was structured to fix the Company's interest rate exposure on $37 million of the outstanding borrowings at 5.8% plus the applicable margin percentage and was terminated prior to refinancing of the credit facility.

The Company incurred an extraordinary loss on the early extinguishment of debt of approximately $177,000 (net of taxes of $113,000), or $0.01 per diluted share. The extraordinary loss consists primarily of unamortized debt issue costs associated with the previous credit facility and unamortized amounts associated with the termination of the interest rate swap agreement.

Effective with Fiscal 2001, any interest rate swap agreements are required to be accounted for under Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of Statement 133 had no impact on the Company's financial position or results of operations.

                              Movie Gallery, Inc.

4. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (604,000 and 47,000 for the thirteen weeks ended July 1, 2001 and July 2, 2000, respectively; 388,000 and 29,000 for the twenty-six weeks ended July 1, 2001 and July 2, 2000, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

5. Stock Option Repricing

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 384,000 stock options in March 2001, and reduced the exercise price to $4 per share. Under the Interpretation, the repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised. Stock option compensation expense represents the excess of the market price at the end of the quarter over the exercise price of the vested variable stock options.

6. Supply Contract

In March 2001, the Company and Rentrak Corporation ("Rentrak") amended the terms of the Company's existing supply contract with Rentrak. General and administrative expenses for the twenty-six weeks ended July 1, 2001, include a nonrecurring charge of $1,600,000 ($0.08 per diluted share, after tax) paid to Rentrak in connection with the amendment to the contract. Additionally, the Company prepaid approximately $900,000 to be applied over a three-year period against future amounts due under the contract.

7. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $3.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 7, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8. Subsequent Event

In July 2001, the Company's Board of Directors approved a three-for-two stock split, which will be effected in the form of a 50% stock dividend to stockholders of record as of the close of business on August 17, 2001. The new shares will be distributed on August 31, 2001. As of August 8, 2001, the Company has approximately 11,598,000 shares of common stock outstanding. The stock split will increase the number of shares of common stock outstanding to approximately 17,397,000 shares.

                               Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, statement of income data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period, adjusted EBITDA and the number of stores open at the end of each period.

                                                     Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                              ----------------------------------      -----------------------------------
                                                July 1,      July 2,    Increase        July 1,       July 2,    Increase
                                                 2001         2000     (Decrease)        2001          2000     (Decrease)
                                              --------     --------     --------      --------      --------     --------
Revenues:
   Rentals                                        85.5%        85.7%        (0.2)%        85.3%         85.7%        (0.4)%
   Product sales                                  14.5         14.3          0.2          14.7          14.3          0.4
                                              --------     --------     --------      --------      --------     --------
                                                 100.0        100.0           --         100.0         100.0           --
Cost of sales:
   Cost of rental revenues                        26.6         25.2          1.4          25.6          25.2          0.4
   Cost of product sales                           8.8          9.2         (0.4)          9.4           9.0          0.4
                                              --------     --------     --------      --------      --------     --------
Gross margin                                      64.6         65.6         (1.0)         65.0          65.8         (0.8)

Operating costs and expenses:
   Store operating expenses                       48.8         49.2         (0.4)         46.9          47.9         (1.0)
   General and administrative                      7.7          8.1         (0.4)          8.5           7.9          0.6
   Amortization of intangibles                     1.9          2.9         (1.0)          2.0           2.6         (0.6)
   Stock option compensation                       3.0           --          3.0           1.9            --          1.9
                                              --------     --------     --------      --------     ---------     --------
Operating income                                   3.2          5.4         (2.2)          5.7           7.4         (1.7)

Interest expense, net                             (1.0)        (1.2)         0.2          (0.8)         (1.2)         0.4
                                              --------     --------     --------      --------      --------     --------
Income before income taxes and
  extraordinary item                               2.2          4.2         (2.0)          4.9           6.2         (1.3)

Income taxes                                       0.9          1.7         (0.8)          2.0           2.5         (0.5)
                                              --------     --------     --------      --------       -------     --------
Income before extraordinary item                   1.3          2.5         (1.2)          2.9           3.7         (0.8)
Extraordinary loss on early extinguishment
  of debt                                         (0.2)          --         (0.2)         (0.1)           --         (0.1)
                                              --------     --------     --------      --------      --------     --------
Net income                                         1.1%         2.5%        (1.4)%         2.8%          3.7%        (0.9)%
                                              ========     ========     ========      ========      ========     ========

Adjusted EBITDA (in thousands)                $ 12,823     $  9,433     $  3,390      $ 28,848      $ 22,097     $  6,751
                                              ========     ========     ========      ========      ========     ========
Number of stores open at end of period           1,050          959           91         1,050           959           91
                                              ========     ========     ========      ========      ========     ========


Revenue. For the thirteen weeks and twenty-six weeks ended July 1, 2001, total revenues were $83.0 million and $174.6 million, respectively, increases of 7.3% and 9.9% over the comparable periods in Fiscal 2000. Revenues for the first half of Fiscal 2001 were driven by a 1.5% increase in same-store sales, achieved in spite of slightly negative same-store sales for the second quarter against a second quarter record last year of 8.5%. An 8.0% increase in the average number of stores open has also contributed to the increase in revenues this year. The increase in same-store sales for the first half of Fiscal 2001 was the result of
(i) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores; (ii) an increase in the sales of previously viewed movies and previously played games;
(iii) significant  increases in DVD (digital versatile disk) rental revenue; and
(iv) marginally favorable weather conditions. The revenue increase was partially

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations(continued)


offset by soft game rentals due to consumer anticipation of new game platforms being introduced late in the year as well as a decline in new movie sales as a result of fewer titles being released at sell-through price points and the continued liquidation of older sell-through titles in certain stores.

Cost of Sales. The gross margin on rental revenue for the second quarter and year-to-date periods of Fiscal 2001 was 68.9% and 70.0%, respectively, versus 70.6% for both the comparable quarter and year-to-date periods of Fiscal 2000. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The slight decline in the gross margin on rental revenue reflects the net impact of trailing rental costs related to significant rental inventory purchases in the fourth quarter of Fiscal 2000, partially offset by the overall increase in same-store sales.

Cost of product sales includes the costs of new videocassettes and DVD's, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold during the period. The gross margin on product sales increased to 39.0% in the second quarter of Fiscal 2001 from 35.4% in the second quarter of Fiscal 2000, and decreased to 36.0% for the year-to-date period of Fiscal 2001 versus 37.1% in the comparable period of the prior year. The increase in profitability of product sales for the second quarter reflects the impact of the continuing promotion and availability of previously viewed movies with only limited levels of new sell-through titles in inventory. The decrease in profitability for the year-to-date period was primarily the result of significant discounting associated with the continued liquidation of older sell-through titles and other slow moving inventory in certain stores, concentrated in the first quarter.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 48.8% and 46.9% of total revenue for the second quarter and year-to-date periods of Fiscal 2001, respectively. This reflects a decline from 49.2% and 47.9% in the comparable periods of Fiscal 2000, respectively. The decrease in store operating expenses was primarily due to the same-store sales increase of 1.5% during the first half of the year and continued initiatives to reduce operating costs, as well as strong performance of new stores complemented by the closure of under-performing units.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 1, 2001 was 1.9% and 2.0%, respectively, decreases from 2.9% and 2.6% for the comparable periods in Fiscal 2000. This decrease is primarily due to the increase in revenue and the expiration of significant levels of five-year non-compete agreements throughout Fiscal 2000.

Stock option compensation expense represents the non-cash charge associated with the excess market price over the exercise price of certain stock options that were repriced during the first quarter of Fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25."

General and administrative expenses include a nonrecurring charge of $1,600,000 related to an amendment of the Company's supply agreement with Rentrak (see Note 6 of the "Notes to Consolidated Financial Statements"). Excluding this charge, general and administrative expenses as a percentage of revenue decreased to 7.7% and 7.5%, respectively, for the second quarter and year-to-date periods of Fiscal 2001 from 8.1% and 7.9% for the comparable periods in Fiscal 2000, respectively. The decrease was primarily due to increased revenue levels with only minimal increases to administrative staffing levels.

As a result of the above factors and excluding the nonrecurring charge and non-cash compensation expense, operating income increased by 21.1% and 27.7% for the second quarter and year-to-date periods of Fiscal 2001 to $5.1 million and $15.0 million, respectively.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations(continued)

Extraordinary Loss. During the second quarter of Fiscal 2001, the Company incurred an extraordinary loss on the early extinguishment of debt of $177,000 (net of taxes of $113,000), or $0.01 per diluted share. The extraordinary loss consisted primarily of unamortized debt issue costs associated with the previous credit facility and unamortized amounts associated with the termination of the interest rate swap agreement.

Liquidity and Capital Resources

The Company's primary capital needs are for opening and acquiring new stores and for the purchase of inventory. Other capital needs include the refurbishment, remodeling and relocation of existing stores, as well as common stock repurchases within the past two years. The Company funds inventory purchases, remodeling and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations and loans under revolving credit facilities.

During the twenty-six weeks ended July 1, 2001 the Company generated approximately $28.8 million in Adjusted EBITDA, a 30.6% increase over $22.1 million for the comparable period in the prior year. The increase was primarily driven by the 9.9% increase in total revenue while leveraging expenses as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Net cash provided by operating activities was $41.5 million for the twenty-six weeks ended July 1, 2001 as compared to $43.6 million for the twenty-six weeks ended July 2, 2000. The decrease in net cash provided by operating activities was primarily due to the purchase of the bank debt of Video Update and operating advances made to Video Update, offset substantially by improved operating results. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $42.0 million for the first half of Fiscal 2001, versus $40.8 million for the comparable period in Fiscal 2000. Results did not fluctuate significantly year-over-year due to comparable new store development levels.

Net cash provided by financing activities was $1.0 million for the first half of Fiscal 2001 as compared to net cash used in financing activities of $4.0 million for the comparable period of Fiscal 2000. The fluctuation is due to significant repurchases of common stock made during the first half of Fiscal 2000 with no comparable activity in the first half of Fiscal 2001.

On June 27, 2001, the Company entered into a credit agreement with SouthTrust Bank with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina dated January 7, 1999, and which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The terms of the Facility also require the Company to enter into a new interest rate swap agreement no later than September 1, 2001. The previous interest rate swap was structured to fix the Company's interest rate exposure on $37 million of the outstanding borrowings at 5.8% plus the applicable margin percentage and was terminated prior to refinancing of the credit facility.

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations(continued)

The Company grows its store base through internally developed and acquired stores. The Company opened 52 internally developed stores during the first half of Fiscal 2001 and remains on target to open approximately 75 new stores during the year. To the extent available, new stores and future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

At July 1, 2001, the Company had a working capital deficit of $9.4 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

In May 2001, the Company purchased substantially all of the senior secured bank debt of Video Update, Inc. ("Video Update"), which has a total face value of $121 million, from a syndication of financial institutions led by BNP Paribas. The Company's portion of the bank debt was purchased for approximately $8.5 million. The Company subsequently made advances to Video Update under a revolving credit agreement of approximately $2.5 million through the end of the quarter. Since July 1, 2001, the Company has made additional advances of $2.0 million. Video Update, which is currently operating under Chapter 11 of the United States Bankruptcy Code, owns and operates over 350 video specialty retail stores in the United States and Canada. A plan of reorganization was filed with the United States Bankruptcy Court on July 31, 2001, which, if approved, would result in Video Update's emergence from bankruptcy as a wholly owned subsidiary of the Company.

The Company believes its projected cash flow from operations, borrowing capacity under the Facility, cash on hand and trade credit will provide the necessary capital to fund its current plan of operations for the remainder of Fiscal 2001, including its anticipated new store openings and acquisition program. However, to fund a major acquisition, or to provide funds in the event that the Company's need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if the Company increases its growth plan, the Company may need to seek additional or alternative sources of financing. This financing may not be available on terms satisfactory to the Company. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company.

Forward Looking Statements

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, the Company's ability to achieve its financial estimates for Fiscal 2001 and beyond, the Company's ability to continue to expand, including its ability to successfully execute its new store opening program and the successful reorganization of Video Update, adequate movie and game product availability at acceptable overall per unit costs, competitive factors and weather conditions within the Company's geographic markets, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
        -----------------------------------------------------------

There have been no material changes in the Company's inherent market risks since the disclosures made as of December 31, 2000 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 15, 2001. The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

    The six nominees proposed by the Board of Directors were elected as directors by the following votes:

    Name                               For                         Withheld
    ----                               ---                         --------
    Joe T. Malugen                     10,900,344                   239,928
    H. Harrison Parrish                10,900,339                   239,933
    William B. Snow                    11,027,340                   112,932
    Sanford C. Sigoloff                10,970,844                   169,428
    Philip B. Smith                    11,042,645                    97,627
    Joe F. Troy                        11,027,345                   112,927

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a)  Exhibits

    10.1 Assignment Agreement between BNP Paribas and Movie Gallery, Inc. dated May 2, 2001.

    10.2 Chapter 11 Financing Agreement between Video Update, Inc. and Movie Gallery, Inc. dated May 16, 2001.

    10.3 Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated June 27, 2001.

b)  Reports on Form 8-K

    None.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Movie Gallery, Inc.
                                         ---------------------------------
                                                    (Registrant)



Date:  August 15, 2001                   /s/ J. Steven Roy
                                         ---------------------------------------
                                         J. Steven Roy, Executive Vice President
                                         and Chief Financial Officer