Form 10-Q
period 2001-09-30
MOVIE GALLERY INC
filed 2001-11-06
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO ____


The number of shares outstanding of the registrant's common stock as of November 1, 2001 was 17,490,350.

                               Movie Gallery, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.........1

Consolidated Statements of Income - Thirteen weeks and thirty-nine weeks ended September 30, 2001 and October 1, 2000...................................2

Consolidated Statements of Cash Flows - Thirty-nine weeks ended September 30,
2001 and October 1, 2000.......................................................3

Notes to Consolidated Financial Statements - September 30, 2001................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations..................................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  Other Information

Item 1.  Legal Proceedings....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11


                               Movie Gallery, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 ------------    -----------
                                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $  6,609        $  7,029
   Merchandise inventory                                              5,656           9,264
   Prepaid expenses                                                   2,190           1,000
   Notes receivable                                                  13,460              --
   Store supplies and other                                           4,301           3,852
   Deferred income taxes                                              1,179             502
                                                                   --------        --------
Total current assets                                                 33,395          21,647

Rental inventory, net                                                66,127          61,773
Property, furnishings and equipment, net                             57,283          53,124
Goodwill and other intangibles, net                                  77,158          77,926
Deposits and other assets                                             4,009           3,066
                                                                   --------        --------
Total assets                                                       $237,972        $217,536
                                                                   ========        ========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $ 28,021        $ 31,111
   Accrued liabilities                                               12,808          11,631
                                                                   --------        --------
Total current liabilities                                            40,829          42,742

Long-term debt                                                       44,380          40,600
Other accrued liabilities                                               454             253
Deferred income taxes                                                 5,416           4,732

Stockholders' equity:
   Preferred stock, $.10 par value; 2,000,000 shares
       authorized, no shares issued or outstanding                       --              --
   Common stock, $.001 par value; 35,000,000
       shares authorized, 17,486,785 and 16,704,251
       shares issued and outstanding                                     11              11
   Additional paid-in capital                                       133,308         121,841
   Retained earnings                                                 13,574           7,357
                                                                   --------        --------
Total stockholders' equity                                          146,893         129,209
                                                                   --------        --------
Total liabilities and stockholders' equity                         $237,972        $217,536
                                                                   ========        ========
See accompanying notes.



                               Movie Gallery, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                             Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                            -----------------------   -----------------------

                                            September 30, October 1,  September 30, October 1,
                                                 2001       2000          2001         2000
                                            ------------  ---------   ------------  ---------
Revenues:
   Rentals                                   $  74,334    $  64,527    $ 223,185    $ 200,613
   Product sales                                12,133       10,823       37,840       33,575
                                             ---------    ---------    ---------    ---------
Total revenues                                  86,467       75,350      261,025      234,188

Cost of sales:
   Cost of rental revenues                      22,074       20,065       66,708       60,123
   Cost of product sales                         7,291        6,879       23,742       21,196
                                             ---------    ---------    ---------    ---------
Gross margin                                    57,102       48,406      170,575      152,869
Operating costs and expenses:
   Store operating expenses                     42,810       38,375      124,681      114,483
   General and administrative                    7,531        6,464       22,272       19,038
   Amortization of intangibles                   1,568        1,674        5,072        5,740
   Stock option compensation                     2,443           --        5,787           --
                                             ---------    ---------    ---------    ---------
Operating income                                 2,750        1,893       12,763       13,608

Interest expense, net                             (666)        (942)      (2,121)      (2,767)
                                             ---------    ---------    ---------    ---------
Income before income taxes and
   extraordinary item                            2,084          951       10,642       10,841

Income taxes                                       813          390        4,248        4,445
                                             ---------    ---------    ---------    ---------
Income before extraordinary item                 1,271          561        6,394        6,396
Extraordinary loss on early extinguishment
   of debt                                          --           --         (177)          --
                                             ---------    ---------    ---------    ---------
Net income                                   $   1,271    $     561    $   6,217    $   6,396
                                             =========    =========    =========    =========

Basic earnings  per share:
Income before extraordinary item             $    0.07    $    0.03    $    0.38    $    0.37
Extraordinary loss on early extinguishment
   of debt                                          --           --        (0.01)          --
                                             ---------    ---------    ---------    ---------
Net income per share - basic                 $    0.07    $    0.03    $    0.37    $    0.37
                                             =========    =========    =========    =========

Diluted earnings per share:
Income before extraordinary item             $    0.07    $    0.03    $    0.36    $    0.37
Extraordinary loss on early extinguishment
   of debt                                          --           --        (0.01)          --
                                             ---------    ---------    ---------    ---------
Net income per share - diluted               $    0.07    $    0.03    $    0.35    $    0.37
                                             =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                        17,381       16,704       17,013       17,367
   Diluted                                      18,613       16,779       17,813       17,412

See accompanying notes.


                              Movie Gallery, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                   Thirty-Nine Weeks Ended
                                                             ----------------------------------
                                                             September 30,            October 1,
                                                                 2001                    2000
                                                             ------------             ---------
Operating activities:
Net income                                                      $ 6,217                 $ 6,396
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of debt               177                      --
   Depreciation and amortization                                 62,767                  56,014
   Stock option compensation                                      5,787                      --
   Deferred income taxes                                          2,211                   2,012
Changes in operating assets and liabilities:
   Merchandise inventory                                          3,627                   6,489
   Notes receivable                                             (13,460)                     --
   Other current assets                                          (1,639)                   (236)
   Deposits and other assets                                     (1,321)                     75
   Accounts payable                                              (3,295)                 (7,310)
   Accrued liabilities                                            1,460                  (2,650)
                                                                -------                 -------
Net cash provided by operating activities                        62,531                  60,790

Investing activities:
Business acquisitions                                            (5,718)                 (1,257)
Purchases of rental inventory, net                              (49,227)                (44,149)
Purchases of property, furnishings and equipment                (15,375)                (17,685)
                                                                -------                 -------
Net cash used in investing activities                           (70,320)                (63,091)

Financing activities:
Purchases and retirement of common stock                             --                  (5,698)
Proceeds from issuance of long-term debt                          3,780                   5,873
Proceeds from exercise of stock options                           3,589                      --
Principal payments on long-term debt                                 --                    (204)
                                                                -------                 -------
Net cash provided by (used in) financing activities               7,369                     (29)
                                                                -------                 -------
Decrease in cash and cash equivalents                              (420)                 (2,330)
Cash and cash equivalents at beginning of period                  7,029                   6,970
                                                                -------                 -------
Cash and cash equivalents at end of period                      $ 6,609                 $ 4,640
                                                                =======                 =======
See accompanying notes.


                                Movie Gallery, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2001

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2002 ("Fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2000 ("Fiscal 2000").

2.  Notes Receivable

In May 2001, the Company purchased 92% of the senior secured bank debt of Video Update, Inc. ("Video Update"), which had a total face value of $121 million, from a syndication of financial institutions led by BNP Paribas. The Company's portion of the bank debt was purchased for approximately $8.5 million. The remaining 8% of the bank debt was retired by Video Update in October 2001 at a significant discount from face value. The Company subsequently made advances to Video Update under a revolving credit agreement of $5.0 million through the end of the third quarter. An additional $1.5 million has been advanced since September 30, 2001. Video Update, which is currently operating under Chapter 11 of the United States Bankruptcy Code, owns and operates over 350 video specialty retail stores in the United States and Canada. A plan of reorganization was filed with the United States Bankruptcy Court on July 31, 2001, which, if approved, would result in Video Update's emergence from bankruptcy as a wholly owned subsidiary of the Company. A hearing on the confirmation of the plan of reorganization is currently scheduled for November 30, 2001.

3.  Financing Obligations

On June 27, 2001, the Company entered into a credit agreement with SouthTrust Bank with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina dated January 7, 1999, and which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65.0 million through July 6, 2002, $55.0 million through July 5, 2003 and $45.0 million until final maturity on July 4, 2004. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. The terms of the Facility require the Company to enter into a new interest rate swap agreement no later than December 1, 2001.

The Company incurred an extraordinary loss on the early extinguishment of debt of approximately $177,000 (net of taxes of $113,000), or $0.01 per diluted share. The extraordinary loss consists primarily of unamortized debt issue costs associated with the previous credit facility and unamortized amounts associated with the termination of the interest rate swap agreement.

4.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,232,000 and 75,000 for the thirteen weeks ended September 30, 2001 and October 1, 2000, respectively; 800,000 and 45,000 for the thirty-nine weeks ended September 30, 2001 and October 1, 2000, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

                               Movie Gallery, Inc.

5.  Stock Option Repricing

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 576,000 stock options in March 2001, and reduced the exercise price to $2.67 per share. Under the Interpretation, the repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised.

6.  Supply Contract

In March 2001, the Company and Rentrak Corporation ("Rentrak") amended the terms of the Company's existing supply contract with Rentrak. General and administrative expenses for the thirty-nine weeks ended September 30, 2001, include a nonrecurring charge of $1.6 million ($0.05 per diluted share, after tax) paid to Rentrak in connection with the amendment to the contract. Additionally, the Company prepaid approximately $900,000 to be applied over a three-year period against future amounts due under the contract.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $3.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 7, 2002. The Company has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

8.  Stock Split

In July 2001, the Company's Board of Directors approved a three-for-two stock split, which was effected on August 31, 2001, in the form of a 50% stock dividend to stockholders of record as of the close of business on August 17, 2001. The stock split increased the number of shares of common stock outstanding by 5,823,071 shares. All prior periods have been restated to reflect the stock split.

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

                                             Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                       ---------------------------------       ----------------------------------
                                     September 30, October 1,   Increase     September 30,  October 1,   Increase
                                        2001          2000     (Decrease)       2001           2000     (Decrease)
                                       -------      -------      ------        -------       -------     -------
Revenues:
   Rentals                                86.0%        85.6%        0.4%          85.5%         85.7%       (0.2)%
   Product sales                          14.0         14.4        (0.4)          14.5          14.3         0.2
                                       -------      -------     -------        -------       -------     -------
Total revenues                           100.0        100.0          --          100.0         100.0          --
Cost of sales:
   Cost of rental revenues                25.6         26.7        (1.1)          25.6          25.7        (0.1)
   Cost of product sales                   8.4          9.1        (0.7)           9.1           9.0         0.1
                                       -------      -------     -------        -------       -------     -------
Gross margin                              66.0         64.2         1.8           65.3          65.3          --
Operating costs and expenses:
   Store operating expenses               49.5         50.9        (1.4)          47.8          48.9        (1.1)
   General and administrative              8.7          8.6         0.1            8.5           8.1         0.4
   Amortization of intangibles             1.8          2.2        (0.4)           1.9           2.5        (0.6)
   Stock option compensation               2.8           --         2.8            2.2            --         2.2
                                       -------      -------     -------        -------       -------     -------
Operating income                           3.2          2.5         0.7            4.9           5.8        (0.9)

Interest expense, net                     (0.8)        (1.3)        0.5           (0.8)         (1.2)        0.4
                                       -------      -------     -------        -------       -------     -------
Income before income taxes and
   extraordinary item                      2.4          1.2         1.2            4.1           4.6        (0.5)

Income taxes                               0.9          0.5         0.4            1.6           1.9        (0.3)
                                       -------      -------     -------        -------       -------     -------
Income before extraordinary item           1.5          0.7         0.8            2.5           2.7        (0.2)
Extraordinary loss on early
   extinguishment of debt                   --           --          --           (0.1)           --        (0.1)
                                       -------      -------     -------        -------       -------     -------
Net income                                 1.5%         0.7%        0.8%           2.4%          2.7%       (0.3)%
                                       =======      =======     =======        =======       =======     =======

Adjusted EBITDA (in thousands)         $ 9,572      $ 7,620     $ 1,952        $38,420       $29,717     $ 8,703
                                       =======      =======     =======        =======       =======     =======
Number of stores open at end of period   1,082          976         106          1,082           976         106
                                       =======      =======     =======        =======       =======     =======

Revenue. For the thirteen weeks and thirty-nine weeks ended September 30, 2001, total revenues were $86.5 million and $261.0 million, respectively, increases of 14.8% and 11.5% over the comparable periods in Fiscal 2000. The revenue increases were driven by an 8.9% increase in the average number of stores open in Fiscal 2001 as well as a 5.6% increase for the third quarter and a 2.8% increase for the year-to-date period in same-store revenues. The increases in same-store revenues were the result of (i) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in the Company's base of stores; (ii) an increase in the sales of previously viewed movies and previously played games; (iii) significant increases in DVD (digital versatile disk) rental revenue; (iv) a favorable new release schedule in the third quarter of 2001 versus the third quarter of 2000; and (v) the favorable

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


impact in the third quarter of not competing with the Summer Olympics that were held in the third quarter of Fiscal 2000. These revenue increases were partially offset by soft game rentals due to consumer anticipation of new game platforms being introduced late in the year.

Cost of Sales. The gross margin on rental revenue for the third quarter and year-to-date periods of Fiscal 2001 was 70.3% and 70.1%, respectively, versus 68.9% and 70.0% for the comparable quarter and year-to-date periods of Fiscal 2000, respectively. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred by the Company. The improvement in the gross margin on rental revenue for the third quarter reflects the impact of the 5.6% increase in same-store revenues and stronger margins on DVD rentals versus VHS rentals.

Cost of product sales includes the costs of new videocassettes and DVD's, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold during the period. The gross margin on product sales increased to 39.9% in the third quarter of Fiscal 2001 from 36.4% in the third quarter of Fiscal 2000, and to 37.3% for the year-to-date period of Fiscal 2001 versus 36.9% in the comparable period of the prior year. The increase in profitability of product sales for the third quarter reflects the impact of the continuing promotion and availability of previously viewed movies with only limited levels of new sell-through titles in inventory. The marginal increase in profitability for the year-to-date period was primarily the result of the margins achieved through the increased sale of previously viewed product offset by the significant discounting associated with the continued liquidation of older sell-through titles and other slow moving inventory in certain stores concentrated in the first quarter.

Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 49.5% and 47.8% of total revenue for the third quarter and year-to-date periods of Fiscal 2001, respectively. This reflects a decline from 50.9% and 48.9% in the comparable periods of Fiscal 2000, respectively. The decrease in store operating expenses was primarily due to the same-store revenues increase of 2.8% during the first nine months of the year and continued initiatives to reduce operating costs, as well as strong performance of new stores complemented by the closure of under-performing units.

General and administrative expenses as a percentage of revenue was 8.7% for the third quarter of Fiscal 2001, consistent with 8.6% in the comparable period of the prior year. General and administrative expenses for the year-to-date period include a nonrecurring charge of $1.6 million related to an amendment of the Company's supply agreement with Rentrak (see Note 6 of the "Notes to Consolidated Financial Statements"). Excluding this charge, general and administrative expenses as a percentage of revenue decreased to 7.9% for the year-to-date period of Fiscal 2001 from 8.1% for the comparable period of Fiscal 2000. The decrease was primarily due to increased revenue levels with minimal increases to administrative staffing levels.

Amortization of intangibles as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended September 30, 2001 was 1.8% and 1.9%, respectively, decreases from 2.2% and 2.5% for the comparable periods in Fiscal 2000. This decrease is primarily due to the increase in revenue and the expiration of certain non-compete agreements throughout Fiscal 2000.

Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of Fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25."

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

As a result of the above factors and excluding the nonrecurring charge and non-cash compensation expense, operating income increased by 174.3% and 48.1% for the third quarter and year-to-date periods of Fiscal 2001 to $5.2 million and $20.2 million, respectively.

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

During the thirty-nine weeks ended September 30, 2001 the Company generated approximately $38.4 million in Adjusted EBITDA, a 29.3% increase over $29.7 million for the comparable period in the prior year. The increase was primarily driven by the 11.5% increase in total revenue while leveraging expenses as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less the Company's purchase of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator, in the video specialty retail industry, of a company's ability to service debt.

Net cash provided by operating activities was $62.5 million for the thirty-nine weeks ended September 30, 2001 as compared to $60.8 million for the thirty-nine weeks ended October 1, 2000. The increase in net cash provided by operating activities was primarily due to improved operating results offset by the purchase of the bank debt of Video Update and subsequent operating advances made to Video Update. Net cash provided by operating activities continues to be sufficient to cover capital resource and debt service needs.

Net cash used in investing activities was $70.3 million for the first nine months of Fiscal 2001, versus $63.1 million for the comparable period in Fiscal 2000. The increase is primarily due to more significant acquisition activity in Fiscal 2001 versus Fiscal 2000 and increased rental inventory purchases in Fiscal 2001 to support an 8.9% larger average store base.

Net cash provided by financing activities was $7.4 million for the first nine months of Fiscal 2001 and resulted from increases in long-term debt and proceeds from the exercise of stock options. In the comparable period of Fiscal 2000, cash provided through a net increase in long-term debt was offset by purchases and retirement of common stock, resulting in net cash used in financing activities of $29,000.

On June 27, 2001, the Company entered into a credit agreement with SouthTrust Bank with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina dated January 7, 1999, and which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65.0 million through July 6, 2002, $55.0 million through July 5, 2003 and $45.0 million until final maturity on July 4, 2004. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends

                              Movie Gallery, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



on the Company's cash flow generation and borrowings outstanding. The terms of the Facility require the Company to enter into a new interest rate swap agreement no later than December 1, 2001.

The Company grows its store base through internally developed and acquired stores. The Company opened 66 internally developed stores and acquired 27 stores during the first nine months of Fiscal 2001 and expects to open approximately 75 new stores during the year. To the extent available, new stores and future acquisitions may be completed using funds available under the Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of the Company's stock issued to sellers. However, there can be no assurance that financing will be available to the Company on terms which will be acceptable, if at all.

In May 2001, the Company purchased 92% of the senior secured bank debt of Video Update, which had a total face value of $121 million, from a syndication of financial institutions led by BNP Paribas. The Company's portion of the bank debt was purchased for approximately $8.5 million. The remaining 8% of the bank debt was retired by Video Update in October 2001 at a significant discount from face value. The Company subsequently made advances to Video Update under a revolving credit agreement of $5.0 million through the end of the third quarter. An additional $1.5 million has been advanced since September 30, 2001. Video Update, which is currently operating under Chapter 11 of the United States Bankruptcy Code, owns and operates over 350 video specialty retail stores in the United States and Canada. A plan of reorganization was filed with the United States Bankruptcy Court on July 31, 2001, which, if approved, would result in Video Update's emergence from bankruptcy as a wholly owned subsidiary of the Company. A hearing on the confirmation of the plan of reorganization is currently scheduled for November 30, 2001.

At September 30, 2001, the Company had a working capital deficit of $7.4 million, due to the accounting treatment of its rental inventory. Rental inventory is treated as a noncurrent asset under generally accepted accounting principles because it is a depreciable asset and is not an asset which is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, the Company believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

Stock Option Repricing

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 576,000 stock options in March 2001, and reduced the exercise price to $2.67 per share. Under the Interpretation, the repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $3.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 7, 2002. The Company has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

Forward Looking Statements

This report contains certain forward-looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, but are not limited to, the Company's ability to achieve its financial estimates for Fiscal 2001 and beyond, the Company's ability to continue to expand, including its ability to successfully execute its new store opening program and the successful reorganization of Video Update, adequate movie and game product availability at acceptable overall per unit costs, continued growth of DVD, consumer acceptance of new game platforms, competitive factors and weather conditions within the Company's geographic markets, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended December 31, 2000. Additionally, if the plan of reorganization for Video Update is not confirmed by the bankruptcy court in its present form and in a timely manner, it could have a material adverse impact on the value of our note receivable from Video Update.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     There have been no material changes in the Company's inherent market risks since the disclosures made as of December 31, 2000 in the Company's annual report on Form 10-K.

                           Part II - Other Information

Item 1.  Legal Proceedings

     We are a defendant in two putative class action lawsuits in Alabama (Sable Denise Mack, et. al. v. M.G.A., Inc., in the Circuit Court of Tuscaloosa County, Alabama, and Laura F. Hicks, et. al. v. M.G.A., Inc., in the Circuit Court of Mobile County, Alabama) filed by customers on December 8, 2000 and August 21, 2001, respectively, and one class action lawsuit filed on August 17, 2001 in the 71st Judicial District Court, Harrison County, Texas (Shannon Thompson, et. al.
v. M.G.A., Inc.). Each of these lawsuits alleges that the extended viewing fees we charge our customers for keeping our rental products beyond the initial rental period are penalities in violation of certain common law and equitable claims. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Similar class action lawsuits have been filed against our two major competitors. Without admitting any fault, one of our competitors recently publicly announced that it had reached a proposed settlement of some of these class action lawsuits. Under the publicly announced pending settlement, our competitor would make certificates available to class members for rentals and cash discounts and would pay the attorney's fees in connection with the settlement. Our competitor would not be required to make any change to its extended viewing fee policy. We believe that our extended viewing fees do not violate any laws, and we intend to vigorously defend these lawsuits.

     Although we believe that the foregoing claims against us are unwarranted and without merit, we cannot provide any assurance as to the outcome of these proceedings. We cannot estimate the possible loss or range of loss that may result from these claims and therefore have not recorded any related accruals.

     In addition, we are involved in litigation in the ordinary course of our business, none of which, if decided adversely to us, individually or in the aggregate, is material to our business or results of operations.

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



                                        Movie Gallery, Inc.
                                        ---------------------------------------
                                        (Registrant)



Date: November 6, 2001                  /s/ J. Steven Roy
                                        ---------------------------------------
                                        J. Steven Roy, Executive Vice President
                                        and Chief Financial Officer