Form 10-K
period 2002-01-06
MOVIE GALLERY INC
filed 2002-04-02
CIK 925178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 6, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2002, was approximately $225,856,654. The number of shares of Common Stock outstanding on March 11, 2002, was 27,365,464 shares.

Documents incorporated by reference:

  1.  Notice of 2002 Annual Meeting and Proxy Statement (Part III of Form 10-K).

              The exhibit index to this report appears at page 29.

ITEM 1.  BUSINESS

Our Company

     We are the leading home video specialty retailer in rural and secondary markets. We own and operate 1,436 retail stores, located in 41 states and five Canadian provinces, that rent and sell videocassettes ("VHS"), DVD and video games. Our target markets are small towns and suburban areas of cities with populations generally between 3,000 and 20,000 where our primary competitors are independently owned stores and small regional chains.

     We believe we are the lowest cost operator among the leading national home video specialty retail chains. We have developed and implemented a flexible and disciplined business strategy that centers on driving revenue growth, maximizing store level productivity and profitability and minimizing operating costs. By focusing on rural and secondary markets we are able to reduce our operating costs through lower rents, flexible leases, reduced labor costs and economies of scale while simultaneously offering a large product assortment. We compete directly with our two larger competitors in approximately one third of our store locations.

     As a result of our competitive strengths, our operating and growth strategies and our management team, we have achieved substantial growth over the past six fiscal years. Since our initial public offering in August 1994, we have grown from 97 stores to our present size through acquisitions and the development of new stores. Our compound annual growth rates for revenues and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less purchases of rental inventory, exclusive of new store opening inventory) from fiscal 1995 to fiscal 2001 were 16.3% and 38.4%, respectively.

     Movie Gallery, Inc. was incorporated in Delaware in June 1994. From March 1985 until the present time, substantially all of our operations have been conducted through our wholly-owned subsidiary, M.G.A., Inc. Our executive offices are located at 900 West Main Street, Dothan, Alabama 36301, and our telephone number is (334) 677-2108.

Industry Overview

Home Video Industry

     Size and Growth. According to Adams Media Research ("Adams"), the domestic home video specialty retail industry grew from an estimated $15.3 billion in revenue in 1996 to $20.6 billion in 2001, representing a 6.1% compound annual growth rate, outpacing the 2.5% growth rate of the Consumer Price Index during the same period. Adams predicts that this industry will reach $31.2 billion in revenue by 2010, with growth driven primarily by the growth of DVD penetration. Currently, 90% of all television households own a videocassette recorder ("VCR") or DVD player. Additionally, households owning DVD players reached 24.8 million at the end of 2001 and are projected to grow to 90.4 million households by 2010, according to Adams.

     Trends. The home video specialty retail industry is highly fragmented and continues to experience consolidation, particularly in the smaller and rural markets in which we operate. According to the Video Software Dealers Association, there are over 27,000 domestic stores in our industry. Further, the three largest video store chains account for approximately 8,600 stores, or 32% of total domestic stores, while capturing an estimated 49% of the total rental market share. The remaining 68% of total stores are comprised of independent operators, small chains and other rental outlets. We believe that the home video specialty store industry will continue to consolidate into regional and national chains. While many of the largest retail chains posted same store revenue growth in the last three years, industry sources speculated that many independent operators struggled to maintain market share. Over the past several years, the combination of increased product offerings, economies of scale, access to capital and improved marketing efforts have solidified the positions of the largest retail chains versus independent operators and undercapitalized second-tier regional chains.

     Interdependence of Movie Studios and Home Video Specialty Retailers. Historically, new technologies, including the development of the VCR and, more recently, DVD, have led to the creation of additional distribution channels for movie studios beyond the traditional movie theatre arena. Movie studios seek to maximize their revenue from distribution channels by releasing movies in sequential release date "windows" to the various movie distribution channels. The order of distribution of movies is currently: (1) movie theaters; (2) hotels and airlines; (3) home video retailers; (4) pay-per-view; and (5) all other sources, including cable and syndicated television. Most movie studios release hit movie titles to the home video market from 30 days to 60 days prior to the pay-per-view release date. We believe that this window of release from the movie studios is indicative of the importance of the home video retail channel to the overall profitability of movie studios and other independent movie suppliers. According to industry sources, home video is currently the largest single source of domestic revenue for the movie studios, accounting for approximately 56% of the estimated $19.7 billion of studio revenue in 2001. We also believe that because the sequential release method has allowed movie studios to increase their overall revenues, movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to consumers. We expect that VOD will most likely be released in the traditional pay-per-view window.

     Product Pricing. The home video retail channel is comprised of both rentals and sales of VHS and DVD. Movie studios attempt to maximize revenues primarily through three standard pricing strategies designed to influence the relative levels of movie rentals versus sales:

     o Rental Priced Movies. Under this pricing strategy, movie studios sell VHS to video specialty stores at relatively high prices, typically between $35 and $75 per copy. In certain circumstances, these prices can be reduced through volume discounts offered by the movie studios. These movies are promoted primarily as rental titles. DVD is not generally sold under this pricing strategy.

     o Sell-Through Movies. Under this pricing strategy, movie studios sell VHS at relatively low prices, typically between $5 and $25 per copy. These movies are generally promoted both for rental and sale. DVD is generally sold under sell-through pricing.

     o Revenue Sharing. Revenue sharing between retailers and movie studios was embraced by the industry in 1998. Under revenue sharing, retailers and movie studios share the risks associated with the rental performance of individual titles. Generally, retailers pay a small up-front fee for each copy obtained (typically $0 to $8), or an agreed upon minimum cost per unit (typically less than $30) that is substantially offset against the studio's revenue share. The movie studios receive a fee, based on a predetermined percentage (typically not more than 50%) of the revenue generated from the rental of these titles. After a specified period of time, generally six months to a year, these titles are no longer subject to revenue sharing and are either purchased by the retailer from the movie studio for a nominal amount, returned to the studio or destroyed. Studios are using a revenue sharing structure with DVD on a limited basis.

     We believe that revenue sharing agreements for VHS provide significant advantages to retailers, including:

     o substantial increases in both quantity and selection of newly-released video titles;

     o potential increases in revenues as a result of higher transaction volume; and

     o further interdependence of movie studios and video retailers.

Video Game Industry

     2001 was a transitional year for the video game industry with Sony PlayStation 2 gaining market share as hardware and software became available. Additionally, the game market was soft throughout the year in anticipation of the release of both the Nintendo GameCube and the Microsoft Xbox in November 2001. Early performance and consumer acceptance of these new platforms have been strong while the established 32-bit and 64-bit platforms (Sony PlayStation and Nintendo 64) continue to maintain a solid market share. These factors combined to give us the first positive quarter of game rental performance in over a year during the fourth quarter of 2001.

     According to indudstry estimates, domestic sales of video game software approached $4.6 billion in 2001, an increase from just over $4.1 billion in 2000. Growth in domestic sales of video game hardware units has also been reported in 2001, estimated at $3.7 billion versus $1.6 billion in 2000. These increases were primarily attributable to sales of Sony PlayStation 2 hardware and software, which was released in the fourth quarter of 2000. Increases in sales were also driven by the introduction of two new video game platforms in the fourth quarter of 2001: Microsoft Xbox and Nintendo GameCube.

     Growth in this industry is driven by increases in the installed base of video game hardware systems, the introduction of new hardware platforms and continued improvement in systems technology leading to the development of new game titles. At the end of 2001, the installed base of video game hardware systems in the United States has been estimated at approximately 29.5 million Sony PlayStation units, 16.5 million Nintendo 64 units, 8.2 million PlayStation 2 units, 1.4 million Microsoft Xbox units and 1.2 million Nintendo GameCube units. We expect the video game industry to continue to grow as a result of significant technological advancements in the last few years. These advancements allow for more flexibility and creativity in software development, as well as the introduction of hardware with the potential to offer capabilities beyond gaming, such as DVD and compact disc play and backward compatibility of game software.

Competitive Strengths

     Concentration in Rural and Secondary Markets. We aim to locate newly built stores in small towns or suburban areas of cities with populations typically between 3,000 and 20,000, where we can be the market leader. We believe our focus on smaller markets allows us to achieve a higher return on invested capital than we would obtain in larger urban markets because of the reduced level of competition, lower operating costs and our expertise in operating in rural and secondary markets. We target markets within states that are either contiguous to states in which we already operate stores or states that have not yet reached full market penetration. We believe our rural and secondary market focus reduces competition from larger chains. Our principal competitors are single store and small chain operators who have smaller advertising budgets, limited inventory breadth and depth and less access to capital than we do. As a result, we believe we are the leader in the majority of our markets.

     We believe our market focus also delays competition arising from new technologies such as VOD. We expect that the rural and secondary markets in which we operate will be the last markets able to support VOD. The typical plant upgrades required to deliver VOD are costly, and as a result, cable and digital subscriber line ("DSL") operators have pursued development in higher density areas where they can achieve better returns on invested capital.

     Low Cost Operator. We believe that we are a low cost operator in each of our markets. We have developed a strategy to minimize operating expenses that includes:

     o lower initial investment costs;

     o negotiating favorable lease terms in our markets;

     o centralized purchasing;

     o reduced labor costs;

     o stringent expense controls; and

     o sophisticated information systems.

     Additionally, by concentrating our new store development in and around existing markets, we are able to achieve operating efficiencies, primarily consisting of cost savings relating to advertising, training and store supervision.

     Flexible and Disciplined Business Model. We have a flexible and disciplined business model designed to maximize our revenues and reduce our costs. The components of our business model include:

     o flexible store formats, which allow us to tailor the size, inventory and look of each store to fit its locale; our stores range in size from approximately 2,000 to 9,000 square feet, average approximately 4,600 square feet, and have inventories ranging from approximately 4,000 to 15,000 movies and 200 to 1,000 video games for rental;

     o short lease terms that allow us to respond quickly to changing demographics, competition and other market conditions and to close "non-performing" stores promptly; our remaining lease terms currently average three years with approximately 300 leases considered for renewal each year;

     o inventory management;

     o pricing management, including store specific pricing of promotional programs that are managed and modified based upon competitive factors, demographic issues and various operating considerations; and

     o minimal marketing expenditures.

     Proven Acquisition Strategy. From 1994 to 1996, we grew from 97 stores to over 860 stores, primarily as a result of an aggressive acquisition strategy. Beginning in 1999, we reinitiated our disciplined and opportunistic acquisition strategy. From 1999 through March 11, 2002, we acquired 519 stores in 25 separate transactions. Acquired stores are rapidly integrated into our operations with minimal disruption. Typically, we are able to increase revenue and cash flow in our acquired stores due to our product purchasing practices and economies of scale. The average cost of converting an acquired store to the Movie Gallery format is minimal and consists primarily of expenditures related to new signage, implementing our point of sale system and minor remodeling. We believe there are opportunities to continue to improve results in certain recently acquired locations.

     Proprietary Technology Systems to Drive Revenue and Profitability. We compete with other home video specialty retailers to provide our customers with a broad selection of movies and video games for rental at the lowest price. To help us manage our inventory in the most profitable manner, we have developed proprietary management information systems and a point of sale system for our stores designed to enable us to optimize inventory levels, monitor customer purchase patterns and selection preferences, as well as provide comparative revenue and profitability data on a daily basis. We believe these capabilities enable us to efficiently aggregate and manage our existing and new rental inventory as well as reallocate rental inventory and adjust our merchandising selection to meet the specific product selection requirements of individual stores or markets.

     Focus on Customer Service. We view the personal interaction of our employees with our customers as an integral part of our organizational culture and point of differentiation from our competitors. We believe that our culture, together with our established training programs for our hourly employees, store managers and field management, results in a superior customer experience and higher visit frequency. As part of our customer service initiatives, we maintain a database of approximately 4.0 million customers that captures pertinent customer preferences and purchase history, and enables our store associates to provide our customers with useful product rental guidance and offer suggestive selling reminders. We believe providing prompt, friendly and knowledgeable service helps us ensure higher levels of customer satisfaction and customer loyalty.

Growth Strategy

     The key objective of our growth strategy is to increase market share in our existing and new markets. The key elements of our growth strategy are:

     Driving Same Store Revenues and Operating Margins. We focus on continuous improvement of same store revenues and profit growth through:

     o capitalizing on the continued strong industry growth (driven by strong DVD and video game trends);

     o adopting merchandising and pricing initiatives; and

     o achieving targeted cost savings.

     Developing New Stores in Attractive Markets. We believe that the transferability of our standardized retailing format, which can be adapted easily for a variety of locations, and our record of successfully opening stores provide us with a strong foundation for rapid expansion through new store development. Although developed stores generally require approximately one year for revenues to reach the level of mature stores, they typically become profitable within the first six months of operations and produce returns on investment within 24 to 30 months. We believe there are several thousand markets available for further potential development that fit our typical market profile. We currently expect to open at least 125 new stores in 2002 and annually for several years thereafter.

     Pursuing  Opportunistic  Acquisitions.   We  believe  that  growth  through
acquisitions is attractive because:

     o acquired stores provide an installed base of revenue and cash flow;

     o we are able to grow more rapidly thus providing increased benefits of scale; and

     o entry into new markets is facilitated.

     In evaluating potential acquisition candidates, we consider a number of factors, including:

     o strategic fit and desirability of location;

     o price;

     o ability to improve productivity and profitability; and

     o assurances that the anticipated returns on investment approximate those generated by newly developed stores.

     We believe that there is significant opportunity for growth through acquisitions given the high degree of industry fragmentation and because we are currently the only active acquirer in a majority of our target markets.

     The following table is a historical summary showing store openings, acquisitions and store closings since January 1, 1996:

                                                    Fiscal Year Ended
                        ------------------------------------------------------------------------- January 7 to
                        January 5,   January 4,    January 3, January 2, December 31,  January 6,   March 11,
                           1997         1998          1999       2000         2000          2002       2002
                        ----------  -----------   ----------  ---------  -----------   ---------  ------------
New store openings.          75          50            18         53           110            77         12
Stores acquired....         174           2             4        131            16           355         16
Stores closed......          48          59            41         58            69            37          7
                            ---         ---           ---        ---         -----         -----      -----
Total stores at end of
  period...........         863         856           837        963         1,020         1,415      1,436
                            ===         ===           ===        ===         =====         =====      =====

     Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed by Video Update under a $6.5 million debtor-in-possession financing agreement between Video Update and Movie Gallery. In addition, we purchased certain senior secured debt of Video Update for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan of reorganization totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update. Video Update operates over

320 video specialty stores in the United States and Canada. Our acquisition of Video Update was made as a strategic expansion of the Company's geographic markets in accordance with the Company's growth plan. We believe it represents the largest single domestic acquisition in the history of the industry.

Products

     We offer a wide selection of movies and video games for rent and sale. Our goal is to stock each store with a product assortment tailored to that store. In fiscal 2001, our revenues by product category were as follows:

     o Movie rentals: 75% (VHS 65%; DVD 10%);

     o Video game rentals: 9%;

     o Previously viewed product sales (VHS, DVD and video games): 9%;

     o Concessions, accessories and other: 5%; and

     o New movie sales (VHS and DVD): 2%.

     Depending upon location, our stores offer from 4,000 to 15,000 movies and from 200 to 1,000 video games for use with most video game platforms. New release movies are displayed alphabetically and older titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children."

     In 2000 and 2001, we significantly increased our DVD inventory of both new and older releases. Because of the ease of use and durability of DVD, it is anticipated that eventually DVD will replace VHS. The acquisition costs of DVD hardware have reached levels competitive with the VCR and it is estimated that 23% of domestic television households currently have DVD hardware. In the near term, we believe we will be able to continue to expand our DVD offerings at attractive pricing levels comparable to sell-through movies. For the fourth quarter of 2001, DVD rental revenue represented approximately 18% of our total movie rental revenue.

     In 2001, we have significantly increased our offering of video game inventory. We have expanded the selection of available titles for the 32-bit and 64-bit platforms (Sony PlayStation and Nintendo 64) to carry a broader base of the most popular items. We have also increased the inventory of previously played video games for sale. We offer basic video game hardware accessories in all stores and we rent and sell video game hardware in a select base of stores. We will monitor the acceptance and performance of the new 128-bit platforms (Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube) and make inventory investments appropriately in order to maximize video game revenue.

     We review our store inventory on an ongoing basis for movies and games that have not rented for a period of time and offer these previously viewed products for sale.

Marketing and Advertising

     We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase radio, direct mail and newspaper advertising, in-store visual merchandising and in-store media. Through the use of market development funds, our trade name is promoted along with a video or game title. Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium. We also prepare a monthly consumer magazine, Video Buzz, and a customized video program, MGTV, both of which feature Movie Gallery programs, promotions and new releases. Along with these traditional forms of advertising, we have developed and implemented a customer loyalty program, Reel Players. The program is based on a point system that provides customers the opportunity to earn free rentals and other incentives. From time to time we conduct trivia games designed to drive customer visits and to increase awareness of our website. To date, our expenditures for advertising in excess of the allowances from our suppliers and movie studios have been minimal.

General Economic Trends, Quarterly Results of Operations and Seasonality

     Our business is subject to fluctuations in operating results due to a number of factors, many of which are outside of our control. These fluctuations may be caused by, among other things:

     o the number, timing and performance of new or acquired stores;

     o public acceptance and interest in newly released movies;

     o our mix of products rented and sold;

     o marketing programs and new release acquisition costs;

     o seasonality (Compared to other months during the year, we experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions. Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment. Over the last four years, the seasonality of our per store average revenue during the first, second, third and fourth quarters has been 26.5%, 24.2%, 23.6% and 25.7%, respectively); and

     o special events, such as the Olympics or ongoing major news events of significant public interest.

Store Operations

     As of March 11, 2002, we operated a total of 1,436 retail stores located in 41 states and five Canadian provinces.

     We maintain a flexible store format, tailoring the size, inventory and look of each of our stores to local demographics. Our stores range from approximately 2,000 to 9,000 square feet (averaging approximately 4,600 square feet), with inventories ranging from approximately 4,000 to 15,000 movies and 200 to 1,000 video games for rental.

     Store interiors are designed to create a visually appealing, up-beat ambiance using bright lighting, vibrant graphics and carpet and coordinating signage. The inviting atmosphere is augmented by a background of television monitors displaying MGTV, which plays movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers. Our stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays. Each of our stores typically employs five to fourteen hourly, part-time associates and one full-time store manager. Store Managers report to District Managers, who supervise the operations of 10 to 15 stores. The District Managers report to one of twelve Regional Managers, who report directly to our Executive Vice President of Store Operations. We have increased the number of District Managers and Regional Managers over time as necessary to support our growth. The support center staff has regular meetings with the Regional Managers and District Managers to review operations. Compliance with our policies, procedures and regulations is monitored on a store-by-store basis through exception-based reporting systems and quarterly quality assurance audits performed by District Managers and members of our training department. The performance and accuracy of the quarterly District Manager audits is monitored by our quality assurance function.

Site Selection

     We continuously search for appropriate markets in which to develop new stores. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment by focusing on lease terms, demographics, population density, traffic volume, store-front visibility and presence, ease of access and economic development in the market area. We also review the location of competitive stores and customer activity at those stores.

     We develop both freestanding stores and stores located in strip centers anchored by major grocery or discount drug store chains. We view lease terms as a critical element in our site selection process. In negotiating lease agreements and lease renewals, we attempt to obtain short lease terms and favorable options to extend terms. As a result, we have the flexibility necessary to react to changing demographics, competition and other market conditions. To date, we have not experienced difficulty in obtaining favorable leases or renewals at market rates in suitable locations. The current average remaining life of our leases is approximately three years with approximately 300 leases considered for renewal each year.

     We actively pursue relocation opportunities to adapt to changes in customer shopping patterns and retail market shifts. We regularly review the profitability and prospects of each of our stores and evaluate whether any underperforming stores should be closed or relocated to more desirable locations. The cost of closing a unit is minimal and usable inventory, signage, fixtures and equipment is transferred to existing or new locations.

E-Commerce Initiative

     We have developed a consumer-oriented web site, www.moviegallery.com, that sells new and used movies and used video games. We have designed our web site to serve our customers and complement our store operations by providing movie news and reviews and information on upcoming new rental releases. Our e-commerce channel provides us with the opportunity to broaden our reach with minimal sales costs and to strengthen existing relationships with our customers. We do not intend to invest large amounts of capital in our e-commerce business. Our online business lost approximately $400,000 in fiscal 2001 and, we anticipate that it will break even in fiscal 2002.

Inventory Suppliers

     We negotiate the majority of our movie purchases directly with movie studios through revenue sharing and other direct purchase arrangements. The movies are delivered directly to our stores by third-party distributors. These distributors function largely as fulfillment agents. We pay distributors a flat fulfillment fee for packing and shipping product directly to our stores. Because of our direct relationships with the studios, we believe that if one of our distributors were unable or unwilling to satisfy their commitment to us, a viable alternative, such as self-distribution, could be implemented without materially adversely impacting our business.

     Several companies acquired by us prior to 1997 had pre-existing long-term contracts with Rentrak Corporation whereby product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, we consolidated existing contracts with Rentrak into one national agreement. Under this agreement, which expires in September 2006, we have a minimum gross annual purchase commitment in revenue sharing, handling fees, sell-through fees and end-of-term buyouts equal to less than 5% of our annual product requirements. We utilize Rentrak on a selective title-by-title basis and have exceeded the minimum purchase requirements in each year since 1996.

     We currently source our video game inventory from third-party distributors.

Inventory Management and Distribution

     Inventory Management. We are committed to offering as many copies and the widest variety of new releases as is necessary to be competitive within a market, while at the same time keeping our costs as low as possible. New VHS and DVD offered for sale are primarily "hit" titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays. VHS, DVD and video games utilized as initial inventory in our newly developed stores consist of excess copies of older titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers.

     New release movie and game products are allocated to individual stores through a system that considers the revenue levels and customer demographic profiles of each store. Rental history on movie titles is captured for each store and used as a comparison point for future titles of a similar genre.

     Distribution Facility. Inventory for newly developed stores is assimilated at our processing and distribution facility located in Dothan, Alabama. Excess inventory in existing stores is gathered and supplemented as needed with purchases, and the inventory is then shipped to our new store ready for use. Our distribution facility is also used to ship store supplies, computer supplies and marketing materials to our stores, process returns to our suppliers and to stock balance inventory within our chain of stores.

Management Information Systems

     Our stores utilize a proprietary point of sale ("POS") system. The POS system provides detailed information with respect to store operations (including the rental history of titles and daily operations for each store) which is telecommunicated to our support center on a daily basis. The POS system is installed in all developed stores prior to opening and in acquired stores shortly after the closing of an acquisition.

     Our POS system records all rental and sale information upon customer checkout using scanned bar code information and updates the information when the movies and video games are returned. This POS system is linked to a management information system ("MIS") at our support center. The POS system transmits store data nightly into the MIS where all data is processed. The MIS then generates reports that allow management to effectively monitor store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases. The POS system enables us to perform our monthly physical inventory using bar code recognition, to process human resource information and to provide system-based training modules.

     We also maintain a financial reporting system, relating to the general ledger, human resources/payroll, revenue and accounts payable functions, capable of handling our current needs and anticipated growth. Additional proprietary systems which have been internally developed and implemented include a collections system, a processing/distribution center system and various other database systems and auditing systems.

Competition

     The home video specialty retail industry is highly competitive. We compete with other home video specialty stores, including stores operated by regional chains and national chains such as Blockbuster and Hollywood Entertainment. We also compete with other businesses offering VHS, DVD and video games such as mass merchants, supermarkets, pharmacies, convenience stores, bookstores, mail order operations and other retailers. We believe the principal competitive factors in the home video specialty retail industry are store location and visibility, title availability and selection, customer service and pricing. In addition to competing with other home video specialty retailers, we compete with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, Internet related activities, live theater, sporting events and family entertainment centers.

     We also compete with pay-per-view in which cable or satellite subscribers pay a fee to view a movie. New and recently introduced technologies, such as VOD and NVOD, enable cable companies and other telecommunication companies to broadcast a large assortment of movies to homes at scheduled intervals throughout the day. Currently, NVOD does not offer full interactivity or VCR functionality; however, further improvements in this and other technologies, including VOD, could lead to the availability of a broad selection of movies on demand at a price that is competitive with the price of movie rentals and with the functionality of VCRs.

     Studios are experimenting with limited play DVDs that would enable users to view a movie from a DVD any number of times within a certain time frame, such as one week, before automatically erasing its contents. These DVDs have not yet been fully developed or embraced by any movie studios.

     We believe movie studios have a significant interest in maintaining a viable movie rental business because the sale of movies to video retail stores and other home video outlets currently represents the studios' largest source of domestic revenue. In addition, we believe NVOD and VOD do not represent a near-term threat to our business because:

     o the technology and infrastructure to compress and deliver VOD in a convenient, scalable, cost-effective manner has not yet been developed;

     o piracy and other electronic security issues have not yet been adequately addressed;

     o studios have not yet determined how VOD can enhance revenues instead of merely cannibalizing highly lucrative VHS and DVD rental and sale revenues; and

     o NVOD and VOD do not allow for the impulse rental opportunities from browsing through lesser-known titles that video specialty stores offer.

Employees

     As of March 11, 2002, we employed approximately 13,200 persons, referred to by us as "associates," including approximately 12,700 in retail stores and the remainder in our support center, field management staff and distribution facility. Of our retail associates, approximately 2,200 were full-time and 10,500 were part-time. None of our associates are represented by a labor union and we believe that our relations with our associates are good.

     Throughout the last year, we have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures as well as increase the rate of internal promotions.

     We have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program. Additionally, we have periodic sales and marketing programs which provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance of other associates. We believe our bonus programs reward excellence in management, gives associates an incentive to improve operations, and results in an overall reduction in the cost of operations. In addition, certain associates are eligible to receive bonuses, based on individual and overall company performance, and options to purchase shares of our common stock (generally exercisable at the fair market value on the date of grant), subject to service requirements.

Cautionary Statements

     We make forward-looking statements in this Form 10-K which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-K that the following important factors, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

We may be unable to successfully implement our growth strategy

     Our long-term strategy is to grow through new store openings and acquisitions of existing stores. Successful implementation of this strategy is contingent upon numerous conditions, and we cannot assure you that our business plan will be successfully executed. We require significant capital to acquire existing stores and to open new stores. To date, our growth strategy has been funded primarily through proceeds from public offerings of common stock, bank borrowings, internally generated cash flow, use of our common stock as acquisition consideration and seller financing. These and other sources of capital, including public or private sales of debt or equity securities, may not be available to us in the future on terms satisfactory to us or at all.

     New Store Openings. We intend to open at least 125 new stores per year over the next three years. Our ability to open new stores as planned may be adversely affected by a number of factors, including:

     o the availability of capital;

     o our ability to identify and secure new sites;

     o our ability to negotiate acceptable leases and implement cost-effective development plans for new stores; and

     o our ability to hire, train and assimilate new store managers and other personnel.

     If we do not grow as planned, our earnings could be negatively impacted.

     Acquisitions. Our ability to acquire stores and operate them at the desired levels of sales and profitability may be adversely affected by:

     o our inability to consummate identified acquisitions due to, among other things, a lack of available capital;

     o the reduction in the size of the pool of available sellers;

     o our inability to identify acquisition candidates that fit our criteria (including, among others, size, location and profitability) and that are willing to sell at prices we consider reasonable;

     o more intensive competition to acquire the same video specialty stores we seek to acquire;

     o misrepresentations and breaches of contracts by sellers;

     o our limited knowledge of the operating history of the acquired stores;

     o the integration of the acquired stores' operating and information systems into our systems and procedures; and

     o our ability to retain and motivate employees of the acquired stores.

Our business may be negatively impacted by our failure to successfully integrate Video Update

     Our business may be adversely affected if we cannot successfully:

     o increase revenues in the acquired stores;

     o achieve lower operating costs including occupancy, labor, supplies, and other store level expenses;

     o retain and properly motivate store level operating staff and managers;

     o compete effectively in new markets; or

     o identify and close underperforming stores.

Our business could be negatively impacted if movie studios significantly alter the movie distribution windows

     Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is currently: (1) movie theaters; (2) hotels and airlines; (3) home video specialty retailers; (4) pay-per-view; and (5) all other sources, including cable and syndicated television. Our industry has an early "window" that is exclusive of most other forms of non-theatrical movie distribution as noted above. The length of the movie rental window varies, but typically ranges between 30 and 60 days. We cannot be certain that movie studios will maintain this window in the future. We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the video store distribution window to view these movies through other distribution channels.

     For example, the Walt Disney Company and News Corporation recently announced a joint venture to offer video-on-demand ("VOD") movie services through high-speed internet connections and cable television by mid-year 2002. The planned release window is 45 to 60 days after a film's release in video stores (although that time period could be further reduced) and before the film is available on pay-per-view. We cannot assure you that this release window will not be shortened in a manner that would negatively impact our rental revenues. Five other studios (Sony, AOL Time Warner, Universal, Paramount and MGM) recently formed a joint venture named "Moviefly" to pursue the same strategy, offering downloadable movies in the traditional pay-per-view window.

Our business may be negatively impacted by new and existing technologies

     New Technologies. New technologies, including VOD and single-play DVD, represent a material risk to our company and the home video specialty retail industry. A single play DVD is programmed to go black after a limited time of use, such as one week, during which time the movie can be viewed an unlimited number of times. Although this technology is still being developed, it has not been adopted by any studios and is as yet unproven, at least two studios have announced that they are exploring the use of this technology. We could see a significant negative impact to the financial position and survival of our company if these technologies can be developed and are widely accepted by consumers.

     Existing Technologies. Cable, satellite and pay-per-view television systems (near-video-on-demand or "NVOD") continue to increase and expand offerings to consumers. The additional channels on satellite and digital cable systems may reduce demand for rentals from home video specialty retailers. If consumers more widely accept direct broadcast satellite and digital cable, they may rent fewer movies from us in favor of the expanded number of channels and expanded programming offered through these existing technologies.

Our  business  could  be  adversely   affected  if  studios  initially  price  a
significant number of new movie releases as sell-through products and consumers decide to purchase rather than rent movies

     Generally, studios price the majority of movies they distribute under the VHS format at "rental" pricing, which is typically too high a price to generate significant consumer demand to purchase these movies. The studios, however, at times determine that consumers "want to own" certain titles within the VHS format, and therefore price these titles at a lower price. This pricing method is known as sell-through pricing. Additionally, almost all titles currently released on DVD are priced at sell-through prices. These movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others. Our business could be adversely affected if:

     o studios decide to release more movies at sell-through versus rental pricing, which could increase the satisfaction of consumer demand through product sales that carry lower profit margins than rental revenues; and

     o more consumers decide that they would rather purchase movies released at sell-through prices than rent those movies.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs

     Prior to studio revenue sharing programs, we would typically pay between $60 and $75 per videocassette for major theatrical releases. Under studio revenue sharing programs we are able to pay a minimal up front cost per videocassette and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer them for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued.

Our business could be adversely affected by increased competition

     We cannot assure you that the two larger chains in our industry will not focus more on the small and rural communities we predominantly serve. In addition, there is no guarantee that smaller regional chains will not develop an increased market share of the video rental industry in the markets we serve. If any of our competitors, including large and regional chains, were to substantially increase their presence in the markets we serve, the continued success of our business would be challenged.

We are a defendant in various lawsuits that could adversely affect us

     We are a defendant in two putative class action lawsuits in Alabama, one in Texas and one in Tennessee regarding the extended viewing fees that we charge our customers in those states. Each of these lawsuits alleges that the extended viewing fees we charge for keeping our rental products beyond the initial rental period are penalties in violation of certain common law and equitable principles. The dollar amounts that the plaintiffs seek in each of the foregoing four putative class action lawsuits is not set forth in the complaints.

     We believe that our extended viewing fees do not violate any laws. As a result, we intend to vigorously defend these lawsuits. However, we cannot provide any assurance as to the outcome of these proceedings or provide any assurance that other similar lawsuits regarding our extended viewing fee policy will not be filed in any of the other states in which we operate. The amount of extended viewing fees that we have collected to date in Alabama, Texas and Tennessee is significant. Accordingly, an adverse outcome in any of these lawsuits could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, even if we prevail in these lawsuits, the legal fees paid by us to defend these lawsuits, and diversion of management's attention resulting from the lawsuits may also have an adverse effect on our operations.

Our business could be adversely affected if we lost our executive management team

     We are highly dependent on the efforts and performance of our executive officers. If we were to lose a significant number of these officers, our business could be adversely affected. You should read the information under "Management" for a detailed description of our management team.

The market price for our common stock may fluctuate substantially

     Future developments concerning our business or our competitors, including operating results, changes in financial estimates by financial analysts or our failure to meet these estimates and other factors, could have a significant impact on the market price of our common stock. In addition, in recent years the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to the operating performance of these companies. These broad market fluctuations could have a material adverse effect on the market price of our common stock, business, results of operations or financial condition.

Directors and Executive Officers

     The following table sets forth the name, age and position held by each of our executive officers and directors, as of March 11, 2002:

             Name                        Age   Position(s) Held
   Joe Thomas Malugen(1)(2)........      50    Chairman of the Board, President and Chief Executive Officer
   William B. Snow(1)(3)(4)........      70    Vice Chairman of the Board
   J. Steven Roy...................      41    Executive Vice President and Chief Financial Officer
   Jeffrey S. Stubbs...............      39    Executive Vice President - Operations
   S. Page Todd....................      40    Senior Vice President, Secretary and General Counsel
   Keith A. Cousins................      33    Senior Vice President - Real Estate/Development
   Theodore L. Innes...............      52    Senior Vice President - Sales and Marketing
   Richard R. Langford.............      45    Senior Vice President - Management Information
                                               Systems and Chief Information Officer
   Mark S. Loyd....................      46    Senior Vice President - Purchasing and Product Management
   Kenneth C. Motzenbecker.........      48    Senior Vice President - Support Operations
   H. Harrison Parrish(1)(2).......      54    Senior Vice President and Director
   Sanford C. Sigoloff(3)(4).......      71    Director
   Philip B. Smith(3)(4)...........      66    Director
-------------

(1)   Member of our Executive Committee.
(2)   Mr. Parrish resigned as President effective January 4, 2002, but will remain a director and an officer.
      Mr. Malugen was appointed President following Mr. Parrish's resignation.
(3)   Member of our Compensation Committee.
(4)   Member of our Audit Committee.

     Mr. Malugen co-founded Movie Gallery in 1985 and has been its Chairman of the Board and Chief Executive Officer since that time. Mr. Malugen was appointed President effective January 4, 2002. Prior to our initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the States of Alabama and Missouri since 1978, but spent a majority of his time managing the operations of Movie Gallery beginning in early 1992. Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his LL.M. (in Taxation) from New York University School of Law.

     Mr. Snow was elected Vice Chairman of the Board in July 1994, and he served as Chief Financial Officer from July 1994 until May 1996. Since May 1996, Mr.
Snow has continued to serve as Vice Chairman of the Board and has served as a consultant to Movie Gallery. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a director of Homeland Stores, Inc., a publicly held company. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

     Mr. Roy was elected Senior Vice President - Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining Movie Gallery. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

     Mr. Stubbs was elected Executive Vice President - Operations in April 2001 after serving as Senior Vice President - Operations since November 1997. He joined Movie Gallery in November 1995 and served as Regional Manager over Texas, Louisiana and Mississippi. Prior to joining Movie Gallery, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in East Texas, from 1987 to 1995. He has an additional eight years experience in grocery and convenience store management. Mr. Stubbs attended Texas A & M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.

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

     Mr. Cousins was elected Senior Vice President - Real Estate/Development in March 1999. He joined Movie Gallery in August 1998 as Senior Director of Development, Planning and Analysis. Prior to joining Movie Gallery, Mr. Cousins acquired four years of management consulting experience with Computer Sciences Corporation as Program Control Manager; Management Consulting and Research, Inc. as Cost Analyst; and Tecolote Research, Inc. as Advanced Cost Estimator. He has an additional seven years of real estate and property management experience as Senior Director of Development for KinderCare Learning Centers, Inc. and Senior Accountant with Aronov Realty Management Co., Inc. Mr. Cousins received a B.S. degree in Business Administration from Auburn University at Montgomery.

     Mr. Innes joined Movie Gallery in May 1999 and was elected Senior Vice President - Sales and Marketing in June 1999. From October 1997 until he joined Movie Gallery, Mr. Innes was a marketing consultant with Neighborhood Marketing Institute, a neighborhood marketing and consulting firm specializing in multi-unit restaurants and retailers, most recently serving as Executive Vice President and Chief Operating Officer. From November 1989 to September 1997, Mr. Innes was employed with Blockbuster, most recently serving as Vice President - Marketing. Prior to joining Blockbuster, he was employed with Long John Silver's Seafood Shoppe for fifteen years, most recently serving as Controller of Retail Operations and Marketing. Mr. Innes is a Certified Public Accountant and a Certified Management Accountant and received a B.S. degree in Business Administration from the University of Kentucky.

     Mr. Langford joined Movie Gallery in August 1995 as Vice President and was elected Senior Vice President - Management Information Systems in October 1996, and Chief Information Officer in April 2001. From August 1993 until he joined Movie Gallery, Mr. Langford served as a Manager for Payroll, Fixed Assets and Accounts Payable for Rocky Mountain Healthcare. From February 1990 to August 1993, he was Director of Support Operations for U. I. Video Stores, Inc. ("UIV") of Denver, Colorado. UIV was one of the largest Blockbuster franchisees, operating 110 stores in seven states in July 1993 when UIV was acquired by Blockbuster. Mr. Langford received a B.A. degree in Communications from Brigham Young University.

     Mr. Loyd joined Movie Gallery in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management. In October 1996, he was elected Senior Vice President - Purchasing and Product Management. Mr. Loyd attended Southeast Missouri State University, where he majored in Business Administration.

     Mr. Motzenbecker was elected Senior Vice President - Support Operations in June 2001. He joined Movie Gallery in November 1995, serving as Regional Manager over Florida and Georgia, subsequently moving to Dothan, Alabama to serve as Divisional Vice President in May 1996 and then Vice President - Retail Coordinator in November 1997. Mr. Motzenbecker attended Catawba College, receiving a B.S. degree in Education.

     Mr. Parrish co-founded Movie Gallery in 1985 and has served as a Director since that time. Mr. Parrish served as President of Movie Gallery from 1985 until his resignation on January 4, 2002, at which time Mr. Parrish assumed the position of Senior Vice President. From December 1988 until January 1992, Mr. Parrish was Vice President of Deltacom, Inc., a regional long distance telephone provider. Mr. Parrish received a B.A. degree in Business Administration from the University of Alabama.

     Mr. Sigoloff became a director of Movie Gallery in September 1994. Since 1989, Mr. Sigoloff has been Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc., a management consulting company. In August 1989, LJ Hooker Corporation, a client of Sigoloff & Associates, Inc., appointed Mr. Sigoloff to act as its Chief Executive Officer during its reorganization under Chapter 11 of the United States Bankruptcy Code. From March 1982 until 1988, Mr. Sigoloff was Chairman of the Board, President and Chief Executive Officer of Wickes Companies, Inc., one of the largest retailers in the United States. Mr. Sigoloff is a director of Kaufman and Broad Home Corporation, a publicly held company. In addition, Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

     Mr. Smith became a director of Movie Gallery in September 1994. Mr. Smith is serving as Vice Chairman of the Board of Laird & Co., LLC and IQ Ventures, Inc., merchant banks. In addition, from 1991 until August 1998, Mr. Smith served as Vice Chairman of the Board of Spencer Trask Securities Incorporated, an investment banking firm. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988 he has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of several private companies.

     Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $16,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. The Company has granted vested options to purchase shares of common stock to each of the non-employee directors, in each case at or above the fair market value of the common stock on the date of grant.

ITEM 2.  PROPERTIES

     Stores. All but five of our retail stores are leased. Our new store leases typically provide for an initial lease term of three to seven years, with at least one renewal option for an additional one to three years. The following table provides information regarding the number of stores we operated in each state or province as of March 11, 2002:



       United States:                   New Hampshire ............17
Alabama ................158             Michigan .................15
Florida ................123             Connecticut ..............13
Georgia .................97             Nebraska...................5
Texas ...................97             New York ..................5
Virginia ................78             South Dakota...............4
Ohio ....................76             Alaska.....................3
Tennessee ...............63             Arizona....................3
Missouri ................51             Colorado.................. 3
Indiana .................49             New Mexico ................3
S. Carolina............. 48             W. Virginia ...............3
Maine ...................47             Vermont ...................2
Mississippi .............43             Nevada.....................1
N. Carolina .............43             New Jersey.................1
Minnesota................37             Oregon.....................1
Kentucky ................34             Utah.......................1
Oklahoma ................31                                    -----
Wisconsin................30               Total United States  1,336
Illinois ................24
Pennsylvania.............21                       Canada:
Massachusetts............19             British Columbia..........49
Washington... ...........19             Alberta...................46
Arkansas ................17             Manitoba...................3
Iowa.....................17             Ontario....................1
Kansas...................17             Yukon......................1
Louisiana ...............17                                    -----
                                          Total Canada           100
                                                               -----
                                                   TOTAL       1,436
                                                               =====

     Headquarters and Distribution Facility. Our corporate headquarters and distribution facility are located in an approximately 90,000 square foot building in Dothan, Alabama which we own.

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in two putative class action lawsuits in Alabama (Sable Denise Mack, et al. v. M.G.A., Inc., in the Circuit Court of Tuscaloosa County, Alabama, and Laura F. Hicks, et al. v. M.G.A., Inc., in the Circuit Court of Mobile County, Alabama) filed by customers on December 8, 2000 and August 21, 2001, respectively; one putative class action lawsuit filed on August 17, 2001 in the 71st Judicial District Court, Harrison County, Texas (Shannon Thompson, et al. v. M.G.A., Inc.); and one putative class action lawsuit filed on December 3, 2001, in the Chancery Court of Fayette County, Tennessee (Michael McCullar, et al. v. Movie Gallery, Inc., et al.). Each of these lawsuits alleges that the extended viewing fees we charge our customers for keeping our rental products beyond the initial rental period are penalties in violation of certain common law and equitable claims. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Similar class action lawsuits have been filed against our two major competitors. Without admitting any fault, one of our competitors recently settled all of these class action lawsuits pending against it. Under the settlement, our competitor will make certificates available to class members for rentals and cash discounts and will pay attorney's fees in connection with the settlement. Our competitor was not required to make any change to its extended viewing fee policy. We believe that our extended viewing fees do not violate any laws, and we intend to vigorously defend these lawsuits.

     Although we believe that all of the foregoing claims against us are unwarranted and without merit, we cannot provide any assurance as to the outcome of these proceedings. We cannot estimate the possible loss or range of loss that may result from any of these claims and therefore have not recorded any related accruals, other than accruals for legal fees expected to be incurred in defense of these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "MOVI." The prices shown below are the high and low closing prices for the common stock as reported on the Nasdaq National Market for the fiscal periods indicated.

     Our Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares. All prior periods have been restated to reflect the stock splits.

                                                      High            Low
 2002:                                              -------         -------

   First Quarter (through March 11, 2002).......    $ 16.75         $ 10.07

 2001:
   Fourth Quarter...............................      18.93           14.07
   Third Quarter................................      14.82            7.65
   Second Quarter...............................       8.04            3.02
   First Quarter................................       3.26            1.36

 2000:
   Fourth Quarter...............................       1.67            1.33
   Third Quarter................................       2.00            1.56
   Second Quarter...............................       1.97            1.44
   First Quarter................................       1.95            1.28


     On March 11, 2002, the last sale price of our common stock as reported on the Nasdaq National Market was $14.52 per share. As of March 11, 2002, we had approximately 4,300 stockholders, including 65 stockholders of record.

     We do not expect to pay any cash dividends on our common stock in the foreseeable future and plan to retain our earnings to finance operations, future growth and acquisitions. The payment of dividends on our common stock will be at the discretion of our board of directors and must comply with applicable law. In addition, the terms of our senior credit facility prohibit us from paying dividends without the prior written consent of our bank lender. Any decisions to pay dividends in the future will depend on a number of factors, including our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA
                                                                          Fiscal Year Ended (1)
                                                     --------------------------------------------------------------
                                                     January 4,   January 3,   January 2,   December 31, January 6,
                                                        1998         1999         2000          2000        2002
                                                     --------------------------------------------------------------
                                                            (in thousands, except per share and store data)
Statement of Operations Data:
Revenues:
  Rentals                                            $ 220,787    $ 222,784    $ 235,452    $ 271,457    $ 313,852
  Product sales                                         39,569       44,849       41,493       47,479       55,279
                                                     ---------    ---------    ---------    ---------    ---------
Total revenues                                         260,356      267,633      276,945      318,936      369,131

Cost of sales:
  Cost of rental revenues                               72,806      113,192(2)    69,716       81,958       91,445
  Cost of product sales                                 24,597       29,744       25,884       31,213       35,002
                                                     ---------    ---------    ---------    ---------    ---------
Gross margin                                           162,953      124,697      181,345      205,765      242,684

Operating costs and expenses:
  Store operating expenses                             130,512      130,473      137,128      153,665      171,409
  General and administrative                            17,006       17,996       21,403       24,945       29,288(3)
  Amortization of intangibles                            7,206        7,068        8,452        7,465        6,656
  Stock option compensation (4)                             --           --           --           --        8,161
                                                     ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                  8,229      (30,840)      14,362       19,690       27,170

Interest expense, net                                   (6,326)      (5,325)      (3,349)      (3,779)      (2,736)
                                                     ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes, extraordinary
  item and cumulative effect of accounting change        1,903      (36,165)      11,013       15,911       24,434
Income taxes                                               998      (13,089)       4,615        6,425        9,901
                                                     ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                   905      (23,076)       6,398        9,486       14,533
Extraordinary loss on early extinguishment of debt          --           --         (682)          --         (177)
Cumulative effect of accounting change                      --           --         (699)          --           --
                                                     ---------    ---------    ---------    ---------    ---------

Net income (loss)                                    $     905    $ (23,076)   $   5,017    $   9,486    $  14,356
                                                     =========    =========    =========    =========    =========
Basic earnings (loss) per share (5):
Income (loss) before extraordinary item and
  cumulative effect of accounting change             $    0.03    $   (0.77)   $    0.21    $    0.37    $    0.56
Extraordinary loss on early extinguishment of debt          --           --        (0.02)          --           --
Cumulative effect of accounting change                      --           --        (0.02)          --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) per share - basic                  $    0.03    $   (0.77)   $    0.17    $    0.37    $    0.56
                                                     =========    =========    =========    =========    =========
Diluted earnings (loss) per share (5):
Income (loss) before extraordinary item and
  cumulative effect of accounting change             $    0.03    $   (0.77)   $    0.21    $    0.37    $    0.53
Extraordinary loss on early extinguishment of debt          --           --        (0.02)          --           --
Cumulative effect of accounting change                      --           --        (0.02)          --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) per share - diluted                $    0.03    $   (0.77)   $    0.17    $    0.37    $    0.53
                                                     =========    =========    =========    =========    =========
Weighted average shares outstanding (5):
  Basic                                                 30,195       30,123       29,509       25,801       25,837
                                                     =========    =========    =========    =========    =========
  Diluted                                               30,197       30,123       30,083       25,868       27,220
                                                     =========    =========    =========    =========    =========


                                                                          Fiscal Year Ended (1)
                                                     --------------------------------------------------------------
                                                     January 4,   January 3,   January 2,   December 31, January 6,
                                                        1998         1999         2000          2000        2002
                                                     --------------------------------------------------------------
                                                             (in thousands, except per share and store data)

Balance Sheet Data (at end of period):
Cash and cash equivalents                            $   4,459    $   6,983    $   6,970    $   7,029    $  16,349
Total assets                                           259,133      202,369      209,527      217,536      270,132
Long-term debt, less current maturities                 63,479       46,212       44,377       40,600       26,000
Total liabilities                                      111,504       78,254       84,106       88,327      107,950
Stockholders' equity                                   147,629      124,115      125,421      129,209      162,182

Other Data:
Number of stores at end of period                          856          837          963        1,020        1,415
Average revenues per store (6)                       $     303    $     317    $     313    $     328    $     342
Adjusted EBITDA (7)                                  $  26,898    $  37,378    $  35,494    $  39,744    $  61,581
Increase in same store revenues (8)                        1.1%         3.9%         0.4%         3.8%         2.7%
---------------------

(1) Results for the fiscal year ended January 6, 2002 reflect a 53-week year. All other fiscal years presented reflect 52-week years.
(2) Effective July 6, 1998, we changed our method of amortizing rental inventory resulting in a non-cash, pre-tax charge of approximately $43.6 million.
(3) Includes a $1.6 million nonrecurring charge related to the amendment of our supply agreement with Rentrak Corporation.
(4) Represents the non-cash compensation expense associated with certain stock options that were repriced in March 2001 and are subsequently required to be accounted for as variable stock options (see Note 6 to the Consolidated Financial Statements).
(5) Earnings per share and weighted average shares outstanding have been restated to reflect two three-for-two stock splits effected as stock dividends paid on August 31, 2001 and January 3, 2002.
(6) Calculated as total revenue divided by the weighted average number of stores open in each period. Results for the fiscal year ended January 6, 2002 include approximately $9,000 per store related to the extra fifty-third week.
(7) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items (extraordinary loss and cumulative effect account change in fiscal year ended January 2, 2000; extraordinary loss and change to amend supply agreement in fiscal year ended January 6, 2002), less purchases of rental inventory exclusive of rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because it is a widely accepted financial indicator, in the home video specialty retail industry, of a company's ability to service debt.
(8) Same store revenues are calculated based on the aggregate revenues from stores we have operated for at least thirteen months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of total revenue, Adjusted EBITDA and the number of stores open at the end of each period. Results for the fiscal year ended January 6, 2002 reflect a 53-week year.

Statement of Operations Data:
                                                                   Fiscal Year Ended
                                                        --------------------------------------
                                                        January 2,   December 31,   January 6,
                                                           2000          2000          2002
                                                        --------------------------------------
Revenues:
  Rentals                                                    85.0%         85.1%         85.0%
  Product sales                                              15.0          14.9          15.0
                                                        ---------     ---------     ---------
Total revenues                                              100.0         100.0         100.0

Cost of sales:
  Cost of rental revenues                                    25.2          25.7          24.8
  Cost of product sales                                       9.3           9.8           9.5
                                                        ---------     ---------     ---------
Gross margin                                                 65.5          64.5          65.7

Operating costs and expenses:
  Store operating expenses                                   49.5          48.2          46.4
  General and administrative                                  7.7           7.8           7.9
  Amortization of intangibles                                 3.1           2.3           1.8
  Stock option compensation                                    --            --           2.2
                                                        ---------     ---------     ---------
Operating income                                              5.2           6.2           7.4

Interest expense, net                                        (1.2)         (1.2)         (0.8)
                                                        ---------     ---------     ---------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change                  4.0           5.0           6.6
Income taxes                                                  1.7           2.0           2.7
                                                        ---------     ---------     ---------
Income before extraordinary item and
  cumulative effect of accounting change                      2.3           3.0           3.9
Extraordinary loss on early extinguishment of debt           (0.2)           --            --
Cumulative effect of accounting change                       (0.3)           --            --
                                                        ---------     ---------     ---------
Net income                                                    1.8%          3.0%          3.9%
                                                        =========     =========     =========
Adjusted EBITDA (in thousands)                          $  35,494     $  39,744     $  61,581
                                                        =========     =========     =========
Number of stores at end of period                             963         1,020         1,415
                                                        =========     =========     =========

Fiscal year ended January 6, 2002 (a 53-week year) compared to the fiscal year ended December 31, 2000 (a 52-week year)

     Revenue. For fiscal 2001, total revenues increased 15.7% to $369.1 million from $318.9 million in fiscal 2000. The increase for the year was due primarily to a 2.7% increase in same store revenues and an 11.5% increase in the average number of stores open during fiscal 2001 versus fiscal 2000. The increase in same store revenues was the result of: (i) significant increases in DVD rental revenue; (ii) an increase in the sales of previously viewed movies and previously played games; (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in our base of stores; (iv) a favorable new release schedule in the last half of the year;
(v) an extra week of revenues (totaling approximately $10.0 million) in fiscal 2001; and (vi) additional revenues from the Video Update acquisition (totaling approximately $4.9 million) in fiscal 2001. The revenue increase was partially offset by (i) soft game rentals through the third quarter of fiscal 2001 due to consumer anticipation of new game platforms being introduced late in the fourth quarter of fiscal 2001; and (ii) a decline in new movie sales as a result of the liquidation of older sell-through titles in certain stores during fiscal 2000 and into the first quarter of fiscal 2001.

     Cost of Sales. The gross margin on rental revenue for fiscal 2001 was 70.9%, versus 69.8% in fiscal 2000. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred. The improvement in the gross margin on rental revenue is a result of the 2.7% increase in same store revenues and the benefit of stronger margins on DVD rentals versus VHS rentals due to the difference in purchasing models for these two formats. The increase was achieved inclusive of a $2.1 million reserve against previously viewed VHS inventory in the fourth quarter of fiscal 2001 (see Note 1 to the Consolidated Financial Statements).

     Cost of product sales includes the unamortized value of previously viewed rental inventory sold during the period, as well as the costs of new VHS and DVD, confectionery items and other goods. The gross margin on product sales increased to 36.7% for fiscal 2001 from 34.3% in fiscal 2000. The increase in profitability of product sales reflects the impact of the continuing promotion and availability of previously viewed movies with only limited levels of new sell-through titles in inventory. The increase was offset partially by significant discounting associated with the continued liquidation of older sell-through titles and other slow moving inventory in certain stores early in the year.

     Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 46.4% of total revenue for fiscal 2001 from 48.2% in fiscal 2000. The decrease in store operating expenses as a percentage of total revenue was primarily due to: (i) the same store revenues increase of 2.7% in fiscal 2001; (ii) continued initiatives to reduce operating costs; (iii) strong performance of new stores;
(iv) continued closure of under-performing units; and (v) the benefits of an extra week of revenues in fiscal 2001.

     General and administrative expenses, which include a nonrecurring charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation in fiscal 2001 (see Note 7 to the Consolidated Financial Statements), represent 7.9% of total revenue in fiscal 2001. Excluding this nonrecurring charge, general and administrative expenses as a percentage of revenue decreased to 7.5% for fiscal 2001 from 7.8% in fiscal 2000. The decrease was primarily due to increased revenue levels, benefiting from an extra week of revenues in fiscal 2001, with only minimal increases to administrative staffing levels.

     Amortization of intangibles as a percentage of total revenue for fiscal 2001 was 1.8%, a decrease from 2.3% in fiscal 2000. This decrease is primarily due to the increase in revenue and the expiration of significant levels of five-year non-compete agreements throughout fiscal 2000 as well as lower impairment charges in fiscal 2001 versus fiscal 2000. Effective in fiscal 2002, amortization of intangibles will be significantly reduced due to the adoption of Financial Accounting Standards Board ("FASB") Statement No. 142. (See Recently Issued Accounting Pronouncements).

     Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (see Note 6 to the Consolidated Financial Statements).

     As a result of the impact of the above factors on revenues and expenses, operating income increased by 38.0% in fiscal 2001 to $27.1 million. Excluding the nonrecurring charge to amend a supply contract and non-cash stock compensation expense, operating income increased by 87.6% for fiscal 2001 to $36.9 million.

     Pending the completion of final closing tax returns for Video Update, we had net operating loss carryforwards at January 6, 2002 resulting from the Video Update acquisition (see Note 2 to the Consolidated Financial Statements) of approximately $67.0 million for income taxes that expire in years 2007 through 2021. We have recorded a valuation allowance of $18.4 million related to our net deferred tax assets as we are uncertain as to whether sufficient taxable income will be generated to allow the net deferred tax assets to be realized.

     Extraordinary Loss. During the second quarter of fiscal 2001, we incurred an extraordinary loss on the early extinguishment of debt of $177,000 (net of taxes of $113,000), or less than $0.01 per diluted share. The extraordinary loss consisted of unamortized debt issue costs associated with the previous credit facility and unamortized amounts associated with the termination of the interest rate swap agreement (see Note 4 to the Consolidated Financial Statements).

Fiscal year ended December 31, 2000 compared to the fiscal year ended January 2, 2000

     Revenue. Total revenue increased 15.2% to $318.9 million for fiscal 2000 from $276.9 million for fiscal 1999. The increase was due primarily to an increase in same store revenues of 3.8%, as well as a 9.7% increase in the average number of stores open during fiscal 2000 versus fiscal 1999. The increase in same store revenues was primarily the result of: (i) increased product availability for the customer; (ii) a strong slate of new title releases versus the prior year, especially in the fourth quarter where box office revenues on the titles released were approximately 40% higher than the fourth quarter of 1999; (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in our base of stores;
(iv) an increase in the sale of previously viewed movies and previously played games; (v) the return of the Christmas and New Year's holidays to a weekday instead of a weekend day, as well as the absence of the "millennium effect" experienced in 1999; and (vi) increases in other ancillary sales. The revenue increase was partially offset by a decline in new movie sales as a result of fewer titles being released at sell-through price points and a de-emphasis on the sale of older sell-through titles in certain stores.

     Cost of Sales. The gross margin on rental revenue for fiscal 2000 was 69.8%, a slight decrease from 70.4% in fiscal 1999, primarily due to the significant concentration of product purchases in the fourth quarter of fiscal 2000. The cost of rental revenues includes both the amortization of rental inventory and revenue sharing expenses incurred.

     Cost of product sales includes the costs of new VHS and DVD, confectionery items and other goods, as well as the unamortized value of previously viewed rental inventory sold. The gross margin on product sales decreased to 34.3% in fiscal 2000 from 37.6% in fiscal 1999. The decrease in profitability of product sales is primarily the result of significant discounting in the fourth quarter for the holiday season and continued liquidation of older sell-through titles in certain stores.

     Gross Margins. As a result of slightly lower margins on both rental revenues and product sales, total gross margins declined from 65.5% in fiscal 1999 to 64.5% in fiscal 2000.

     Operating Costs and Expenses. Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 48.2% of total revenue for fiscal 2000 from 49.5% for fiscal 1999. The decrease in store operating expenses as a percentage of revenue is primarily due to the same store revenues increase in fiscal 2000, as well as the centralization of certain functions at the general and administrative level, which have resulted in store level expense savings, and the continued focus on closure of underperforming stores.

     Amortization of intangibles decreased as a percentage of revenues to 2.3% in fiscal 2000 versus 3.1% in fiscal 1999. This decrease is primarily due to the increase in same store revenues in fiscal 2000 and a reduction in goodwill impairment write-offs during fiscal 2000 required by FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     General and administrative expenses as a percentage of revenues was 7.8% for fiscal 2000 compared to 7.7% for fiscal 1999. Increases in general and administrative expenses due to increased staffing and travel costs associated with our new store development which began to intensify in the latter half of 1999, as well as incremental expenses from the operation of our e-commerce effort which was launched in September 1999, were offset by revenue increases in fiscal 2000.

     As a result of the impact of the above factors on revenues and expenses, operating income increased by 37.1% to $19.7 million in fiscal 2000 from $14.4 million in fiscal 1999.

     For fiscal 2000 our effective income tax rate was 40.4%, as compared to a 41.9% effective rate for fiscal 1999. The decrease in the income tax rate in fiscal 2000 is primarily due to higher pre-tax income which leverages certain permanently non-deductible items, therefore reducing the effective tax rate.

Liquidity and Capital Resources

     Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores. We fund inventory purchases, remodeling and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations and loans under revolving credit facilities.

     During fiscal 2001 we generated approximately $61.6 million in Adjusted EBITDA, a 54.9% increase over the prior year. For fiscal 2000, our Adjusted EBITDA increased to $39.7 million, a 12.0% increase over $35.5 million in fiscal 1999. These increases were primarily driven by the revenue increases during those periods while leveraging expenses as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company's ability to service debt.

     We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $126.9 million, $99.2 million and $84.4 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Net cash provided by operating activities continues to be sufficient to cover rental inventory replenishment, capital resource and debt service needs.

     On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina, which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on the new Facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. The terms of the new Facility also required that we enter into a new interest rate swap agreement. In December 2001, the Company entered into a new interest rate swap agreement with SouthTrust Bank in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage.

     We grow our store base through internally developed and acquired stores. We opened 77 internally developed stores during fiscal 2001 and remain on target to open approximately 125 new stores in 2002. This follows a record of 110 internally developed stores during fiscal 2000. In addition to new store development, we acquired 355 stores during fiscal 2001, including what we believe to be the largest single domestic acquisition in the industry's history as discussed below. To the extent available, new stores and future acquisitions may be completed using funds available under the new Facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

     Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed by Video Update under a $6.5 million debtor-in-possession financing agreement between Video Update and Movie Gallery. In addition, we purchased certain senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with the confirmation of the plan of reorganization totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update. Video Update operates over 320 video specialty stores in the United States and Canada, bringing our consolidated store count to over 1,400 stores in 41 states and five Canadian provinces. We believe our acquisition of Video Update represents the largest single domestic acquisition in the history of the industry. (See Note 2 to the Consolidated Financial Statements)

     During the first quarter of fiscal 2000, we completed the $5 million stock repurchase plan announced and begun in fiscal 1998, and announced a second $5 million stock repurchase plan which was completed in May 2000. During fiscal 1999 and fiscal 2000, we repurchased and retired a total of 4.9 million shares for approximately $9.5 million, funded primarily through cash flow from operations.

     At January 6, 2002, we had a working capital deficit of $48.8 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

     The following table discloses our contractual obligations and commercial commitments as of January 2, 2002 (see Notes 4 and 7 to the Consolidated Financial Statements).

                                                                          Payments Due by Period
                                                                              (in thousands)
                                                     ----------------------------------------------------------------
                                                                    Less than        1-3          4-5       After 5
Contractual Obligations                                 Total         1 year        Years        Years       Years
-----------------------                              ----------------------------------------------------------------
Credit facility - outstanding(1)                     $   26,000    $        -    $   26,000     $       -   $       -
Operating leases                                        177,143         6,839       122,625        30,240      17,439
Unconditional purchase obligations                       18,838         4,000        12,000         2,838           -
                                                     ----------    ----------    ----------     ---------   ---------
Total contractual cash obligations                   $  221,981    $   10,839    $  160,625     $  33,078   $  17,439
                                                     ==========    ==========    ==========     =========   =========
------------------

(1) The total commercial commitment under the credit facility is $65 million, with expiration as follows: $10 million in 2002, $10 million in 2003 and $45 million in 2004. As of January 6, 2002, there were standby letters of credit outstanding under the credit facility of $.5 million which expire in 2002.

     We believe our projected cash flow from operations, borrowing capacity under the Facility, cash on hand and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through at least fiscal 2002. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if certain of the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

     Our ability to fund our current plan of operations, our growth plans and our debt service requirements will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, fund capital resource needs and cover the ongoing costs of operating the business. If we are unable to satisfy these requirements with cash flow from operations, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different  conditions  or  using  different  assumptions.  We  believe  our most critical accounting policies include our policies with respect to the recognition of extended viewing fee revenue, rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

     We recognize revenue from extended viewing fees that we charge our customers for keeping our rental products beyond the initial rental period on a cash basis when the extended viewing fees are collected from the customer. If we recognized extended viewing fee revenue on an accrual basis, results of operations would reflect increased income for extended viewing fee revenue offset by an accrual to reserve for uncollectible accounts.

     Rental inventory is amortized to an estimated salvage value over an estimated useful life of three years. Excess copies of rental inventory are sold as previously viewed product and the unamortized cost is charged to cost of sales. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. We believe that the amortization rates, salvage values and useful lives are appropriate in our existing operating environment. If revenue trends or other industry conditions change, we may make changes to the existing amortization policy that could result in a charge to write-down the net book value of rental inventory. We currently maintain a reserve against rental inventory to reduce the amortized cost of previously viewed VHS inventory to the estimated net realizable value. We may adjust this reserve in future periods based on conditions in the market for previously viewed VHS inventory.

     We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the video retail industry, the market valuation of our common stock and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of this review, we recorded impairment losses of $1 million and $.7 million in fiscal 2000 and 2001, respectively. If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.

     We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date. We engage independent valuation specialists to assist when necessary. If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation.

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review and the related Video Update acquisition, we have established a valuation allowance against our deferred tax assets related to the estimated utilization of the net operating losses.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for by the purchase method, and all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Statement 142 is effective for us as of January 7, 2002. We do not expect the adoption of Statement 142 to have any material impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 will result in an increase in net income of approximately $3.5 million per year. We do not anticipate completion of the transitional impairment tests to result in any impairment charge.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for Disposal of a Segment of a Business." Statement 144 is effective for us beginning January 7, 2002 and is not expected to have an impact on our financial position or results of operations.

     With respect to forward-looking statements, please refer to the disclosures set forth under "Cautionary Statements" in Item 1 above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market  risk  inherent  in our  financial  instruments  represents  the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). In order to manage this risk, we entered into an interest rate swap agreement that effectively fixes our interest rate exposure on $10 million of the amount outstanding under the Facility at 3.5% plus an applicable margin percentage. Assuming a hypothetical 10% adverse change in the LIBOR interest rate and assuming debt levels outstanding as of January 6, 2002, we would incur an immaterial amount of additional annual interest expense on unhedged variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on our cost of borrowing. The analysis does not consider the potential negative impact on overall economic activity that could exist in such an environment. We believe that our exposure to adverse interest rate changes and the impact on our total cost of borrowing capital has been largely mitigated by the interest rate swap agreement that is in place.

     We are exposed to foreign exchange risks associated with our Canadian operations acquired in fiscal 2001. Historically, the Canadian exchange rates have been stable and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (other than the information regarding directors and executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements:

          Report of Ernst & Young LLP, Independent Auditors.

          Consolidated Balance Sheets as of December 31, 2000 January 6, 2002.

          Consolidated Statements of Income for the Fiscal Years Ended January 2, 2000, December 31, 2000 and January 6, 2002.

          Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 2, 2000, December 31, 2000 and January 6, 2002.

          Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2000, December 31, 2000 and January 6, 2002.

          Notes to Consolidated Financial Statements.

   (a)(2) Schedules:

          Schedule II. Valuation and Qualifying Accounts

   (a)(3) Exhibits:

   The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit
   No.               Exhibit Description
-------              -------------------

  3.1  - Certificate of Incorporation of the Company. (1)
  3.2  - Bylaws of the Company. (1)
  4.1  - Specimen Common Stock Certificate. (2)
 10.1  - 1994 Stock Option Plan, as amended and form of Stock Option Agreement.
         (3)
 10.2  - Form of Indemnity Agreement. (1)
 10.3  - Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen. (1)
 10.4  - Employment Agreement between M.G.A., Inc. and H. Harrison Parrish. (1)
 10.5  - Employment Agreement between M.G.A., Inc. and J. Steven Roy. (4)
 10.6  - Employment Agreement between M.G.A., Inc. and S. Page Todd. (4)
 10.7  - Employment Agreement between M.G.A., Inc. and Jeffrey S. Stubbs. (5)
 10.8 - Assignment Agreement between BNP Paribas and Movie Gallery, Inc. dated May 2, 2001. (6)
 10.9 - Chapter 11 Financing Agreement between Video Update, Inc. and Movie Gallery, Inc. dated May 16, 2001. (6)
 10.10 - Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated June 27, 2001. (6)
 10.11 - Plan of Reorganization of Video Update, Inc., et al., as amended on December 18, 2001. (7)
 21    - List of Subsidiaries. (filed herewith)
 23    - Consent of Ernst & Young LLP, Independent  Auditors.  (filed herewith)
---------------

(1) Previously filed with the Securities and Exchange Commission on June 10, 1994, as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-80120).
(2) Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(3) Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to the Company's Form 10-K for the fiscal year ended January 5, 1997.
(4) Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to the Company's Form 10-K for the fiscal year ended January 4, 1998.
(5) Previously filed with the Securities and Exchange Commission on April 2, 2001, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000.
(6) Previously filed with the Securities and Exchange Commission on August 15, 2001, as an exhibit to the Company's Form 10-Q for the quarter ended July 1, 2001.
(7) Previously filed with the Securities and Exchange Commission on January 7, 2002, as an exhibit to the Company's Form 8-K/A dated December 21, 2001.

     (b) Reports on Form 8-K:

     The Company filed Form 8-K reporting on Items 2 and 7 on January 4, 2002. This filing was amended with a Form 8-K/A on January 7, 2002.

     (c) Exhibits:

     See (a)(3) above.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOVIE GALLERY, INC.


                                          By /s/ JOE THOMAS MALUGEN
                                          -------------------------------
                                          Joe Thomas Malugen,
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Date:  April 2, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                  Title                                   Date
   ---------                  -----                                   ----

 /s/ JOE THOMAS MALUGEN       Chairman of the Board, President   April 2, 2002
-----------------------       and Chief Executive Officer
Joe Thomas Malugen

 /s/ WILLIAM B. SNOW          Vice Chairman of the Board         April 2, 2002
--------------------
William B. Snow

 /s/ H. HARRISON PARRISH      Director                           April 2, 2002
------------------------
H. Harrison Parrish

/s/ PHILIP B. SMITH           Director                           April 2, 2002
-------------------
Philip B. Smith

/s/ J. STEVEN ROY             Executive Vice President and       April 2, 2002
-----------------             Chief Financial Officer
J. Steven Roy

/s/ IVY M. JERNIGAN           Vice President - Controller        April 2, 2002
-------------------
Ivy M. Jernigan

                               Movie Gallery, Inc.

                       Consolidated Financial Statements

    Fiscal years ended January 2, 2000, December 31, 2000 and January 6, 2002


                                    Contents

Report of  Ernst & Young LLP,  Independent Auditors........................F - 1

Audited Financial Statements

Consolidated Balance Sheets................................................F - 2
Consolidated Statements of Income..........................................F - 3
Consolidated Statements of Stockholders' Equity............................F - 4
Consolidated Statements of Cash Flows......................................F - 5
Notes to Consolidated Financial Statements................................ F - 6
Financial Statement Schedule...............................................F -20

                Report of Ernst & Young LLP, Independent Auditors




Board of Directors and Stockholders
Movie Gallery, Inc.


We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of December 31, 2000 and January 6, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 6, 2002. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at December 31, 2000 and January 6, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 6, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1999 the Company changed its method of accounting for the costs of start-up activities.

                                            /s/ Ernst & Young, LLP



Birmingham, Alabama
February 14, 2002

                          Movie Gallery, Inc.
                      Consolidated Balance Sheets
                             (in thousands)

                                                      December 31,  January 6,
                                                          2000         2002
                                                      -----------   ---------
Assets
Current assets:
    Cash and cash equivalents                         $   7,029   $  16,349
    Merchandise inventory                                 9,264       6,739
    Prepaid expenses                                      1,000       2,085
    Store supplies and other                              3,852       5,582
    Deferred income taxes                                   502       1,159
                                                      ---------   ---------
Total current assets                                     21,647      31,914

Rental inventory, net                                    61,773      88,424
Property, furnishings and equipment, net                 53,124      71,739
Goodwill and other intangibles, net                      77,926      75,838
Deposits and other assets                                 3,066       2,217
                                                      ---------   ---------
Total assets                                          $ 217,536   $ 270,132
                                                      =========   =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $  31,111   $  51,785
  Accrued liabilities                                    11,631      28,935
                                                      ---------   ---------
Total current liabilities                                42,742      80,720

Long-term debt                                           40,600      26,000
Other accrued liabilities                                   253         606
Deferred income taxes                                     4,732         624

Stockholders' equity:
  Preferred stock, $.10 par value; 2,000 shares
    authorized, no shares issued or outstanding              --          --
  Common stock, $.001 par value; 35,000
    shares authorized, 25,056 and 27,215
    shares issued and outstanding, respectively              25          27
  Additional paid-in capital                            121,827     140,475
  Retained earnings                                       7,357      21,713
  Accumulated other comprehensive loss                     --           (33)
                                                      ---------   ---------
Total stockholders' equity                              129,209     162,182
                                                      ---------   ---------
Total liabilities and stockholders' equity            $ 217,536   $ 270,132
                                                      =========   =========

See accompanying notes.

                              Movie Gallery, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                Fiscal Year Ended
                                                     ------------------------------------
                                                     January 2,   December 31, January 6,
                                                        2000          2000        2002
                                                     ------------------------------------
Revenues:
  Rentals                                            $ 235,452    $ 271,457    $ 313,852
  Product sales                                         41,493       47,479       55,279
                                                     ---------    ---------    ---------
Total revenues                                         276,945      318,936      369,131

Cost of sales:
  Cost of rental revenues                               69,716       81,958       91,445
  Cost of product sales                                 25,884       31,213       35,002
                                                     ---------    ---------    ---------
Gross margin                                           181,345      205,765      242,684

Operating costs and expenses:
  Store operating expenses                             137,128      153,665      171,409
  General and administrative                            21,403       24,945       29,288
  Amortization of intangibles                            8,452        7,465        6,656
  Stock option compensation                               --           --          8,161
                                                     ---------    ---------    ---------
Operating income                                        14,362       19,690       27,170

Interest expense, net                                   (3,349)      (3,779)      (2,736)
                                                     ---------    ---------    ---------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change            11,013       15,911       24,434
Income taxes                                             4,615        6,425        9,901
                                                     ---------    ---------    ---------
Income before extraordinary item and
  cumulative effect of accounting change                 6,398        9,486       14,533
Extraordinary loss on early extinguishment of debt        (682)          --         (177)
Cumulative effect of accounting change                    (699)          --           --
                                                     ---------    ---------    ---------
Net income                                           $   5,017    $   9,486    $  14,356
                                                     =========    =========    =========
Basic earnings per share:
Income before extraordinary item and cumulative
   effect of accounting change                       $    0.21    $    0.37    $    0.56
Extraordinary loss on early extinguishment of debt       (0.02)          --           --
Cumulative effect of accounting change                   (0.02)          --           --
                                                     ---------    ---------    ---------
Net income per share - basic                         $    0.17    $    0.37    $    0.56
                                                     =========    =========    =========

Diluted earnings per share:
Income before extraordinary item and cumulative
   effect of accounting change                       $    0.21    $    0.37    $    0.53
Extraordinary loss on early extinguishment of debt       (0.02)          --           --
Cumulative effect of accounting change                   (0.02)          --           --
                                                     ---------    ---------    ---------
Net income per share - diluted                       $    0.17    $    0.37    $    0.53
                                                     =========    =========    =========
Weighted average shares outstanding:
   Basic                                                29,509       25,801       25,837
   Diluted                                              30,083       25,868       27,220

See accompanying notes.

                              Movie Gallery, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                               Accumulated
                                                                    Additional    Retained        Other           Total
                                                        Common       Paid-in      Earnings    Comprehensive   Stockholders'
                                                        Stock        Capital      (Deficit)       Loss           Equity
                                                      ---------     ----------    ---------   -------------   -------------

Balance at January 3, 1999                            $      30     $ 131,231    $  (7,146)        $       -      $ 124,115
  Net income                                                  -             -        5,017                 -          5,017
  Exercise of stock options for 28 shares                     -            48            -                 -             48
  Tax benefit of stock options exercised                      -             7            -                 -              7
  Repurchase and retirement of 1,752 shares                  (2)       (3,764)           -                 -         (3,766)
                                                      ---------     ---------    ---------          --------      ---------
Balance at January 2, 2000                                   28       127,522       (2,129)                -        125,421
  Net income                                                  -             -        9,486                 -          9,486
  Repurchase and retirement of 3,180 shares                  (3)       (5,695)           -                 -         (5,698)
                                                      ---------     ---------    ---------          --------      ---------
Balance at December 31, 2000                                 25       121,827        7,357                 -        129,209
Comprehensive Income:
  Net income                                                                        14,356                 -         14,356
  Foreign currency translation                                                           -               (33)           (33)
                                                                                 ---------          --------      ---------
     Total comprehensive income                                                     14,356               (33)        14,323
  Exercise of stock options for 2,129 shares                  2         5,214            -                 -          5,216
  Tax benefit of stock options exercised                      -         5,273            -                 -          5,273
  Stock option compensation                                   -         8,161            -                 -          8,161
                                                      ---------     ---------    ---------          --------      ---------
Balance at January 6, 2002                            $      27     $ 140,475    $  21,713          $    (33)     $ 162,182
                                                      =========     =========    =========          ========      =========
See accompanying notes.

                               Movie Gallery, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                        Fiscal Year Ended
                                                               --------------------------------------
                                                               January 2,   December 31,   January 6,
                                                                  2000          2000          2002
                                                               --------------------------------------
Operating activities:
Net income                                                     $   5,017    $   9,486      $  14,356
Adjustments to reconcile net income  to net cash provided
by operating activities:
 Extraordinary loss on early extinguishment of debt                  682           --            177
 Cumulative effect of accounting change                              699           --             --
 Amortization of rental inventory                                 50,514       54,460         63,638
 Depreciation and intangibles amortization                        21,691       22,327         22,332
 Stock option compensation                                            --           --          8,161
 Tax benefit of stock options exercised                                7           --          5,273
 Deferred income taxes                                             2,737        4,671          3,816
 Changes in operating assets and liabilities:
    Merchandise inventory                                         (2,788)       5,884          3,436
    Other current assets                                             348         (643)        (2,731)
    Deposits and other assets                                     (1,104)        (518)           471
    Accounts payable                                               2,847        4,868          5,488
    Accrued liabilities                                            3,740       (1,356)         2,484
                                                               ---------    ---------      ---------
Net cash provided by operating activities                         84,390       99,179        126,901

Investing activities:
Business acquisitions                                            (11,839)      (3,085)       (20,047)
Purchases of rental inventory, net                               (54,259)     (63,211)       (66,775)
Purchases of property, furnishings and equipment                 (12,573)     (23,086)       (21,342)
                                                               ---------    ---------      ---------
Net cash used in investing activities                            (78,671)     (89,382)      (108,164)

Financing activities:
Net proceeds from issuance of common stock                            48           --             --
Purchases and retirement of common stock                          (3,766)      (5,698)            --
Proceeds from exercise of stock options                               --           --          5,216
Principal payments on long-term debt                              (2,014)      (4,040)       (14,600)
                                                               ---------    ---------      ---------
Net cash used in financing activities                             (5,732)      (9,738)        (9,384)

Effect of exchange rate changes on cash and cash equivalents          --           --            (33)
                                                               ---------    ---------      ---------

Increase (decrease) in cash and cash equivalents                     (13)          59          9,320
Cash and cash equivalents at beginning of fiscal year              6,983        6,970          7,029
                                                               ---------    ---------      ---------
Cash and cash equivalents at end of fiscal year                $   6,970    $   7,029      $  16,349
                                                               =========    =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $   3,076    $   3,817      $   3,434
Cash paid during the period for income taxes                       2,705        1,688          1,461

See accompanying notes.

                                      F-5

                               Movie Gallery, Inc.

                   Notes to Consolidated Financial Statements

             January 2, 2000, December 31, 2000 and January 6, 2002

1.  Accounting Policies

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

The Company owns and operates video specialty stores located in 41 states and five Canadian provinces.

Fiscal Year

The Company's fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for the fiscal year ended January 2, 2000 ("Fiscal 1999") and December 31, 2000 ("Fiscal 2000") reflect 52-week years. Results for the fiscal year ended January 6, 2002
("Fiscal 2001") reflect a 53-week year. The Company's fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation, amortization, rent and utilities, are calculated and recorded monthly, with twelve months included in each fiscal year.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

Merchandise inventory consists primarily of new videocassette tapes ("VHS"), DVD, video games, video accessories and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets, including allocated goodwill, to be held for use in operations based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the enterprise level assets to the extent carrying value exceeds the estimated fair value of the assets. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles, rental inventory and property and equipment. Amortization of intangibles for Fiscal 1999, 2000 and 2001 includes an impairment loss of $1,600,000, $1,000,000 and
$700,000, respectively, to write-off the net book value of goodwill in excess of its estimated fair market value.

Rental Inventory

Rental inventory is stated at cost and amortized over its economic useful life. Under the Company's policy, the cost of base stock movie inventory, consisting of two copies per title for each store, is amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock movie inventory, consisting of the third and succeeding copies of each title per store, is amortized on an

                               Movie Gallery, Inc.

accelerated basis over six months to a net book value of $4 which is then amortized on a straight-line basis over the next 30 months or until the movie is sold, at which time the unamortized book value is charged to cost of sales. Video games are amortized on a straight-line basis to a $10 salvage value over eighteen months or until the game is sold, at which time the unamortized book value is charged to cost of sales.

During the fourth quarter of Fiscal 2001, the Company established a $2.1 million reserve against rental inventory to reduce the amortized cost of previously viewed VHS inventory to its estimated net realizable value. This reserve represents the continuing consumer transition to DVD from VHS and the resulting impact on the sale prices of previously viewed VHS product.

Rental inventory consists of the following (in thousands):

                                            December 31,      January 6,
                                                2000             2002
                                            ------------      ----------

Rental inventory                            $    145,557      $  174,647
Accumulated amortization                         (83,784)        (86,223)
                                            ------------      ----------
                                            $     61,773      $   88,424
                                            ============      ==========

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets, generally five to seven years.

Goodwill and Other Intangibles

Goodwill is being amortized on a straight-line basis over twenty years. Other intangibles consist primarily of non-compete agreements and are amortized on a straight-line basis over the lives of the respective agreements which generally range from five to ten years. Accumulated amortization of goodwill and other intangibles at December 31, 2000 and January 6, 2002 was $35,830,000 and $41,314,000, respectively.

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

Revenue Recognition

Rental revenue is recognized when the movie or video game is rented by the customer. Extended viewing fees on rentals are recognized when received from the customer. Product sales revenue is recognized at the time of sale.

                               Movie Gallery, Inc.

Advertising Costs

Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred. Advertising expense for Fiscal 1999, 2000 and 2001 totaled $728,000, $1,563,000 and $2,219,000, respectively.

Store Opening and Start-up Costs

Store opening costs, which consist primarily of payroll and advertising, are expensed as incurred.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities," which requires that certain costs related to start-up activities be expensed as incurred. Prior to January 4, 1999, the Company capitalized certain costs incurred in connection with site selection for new video specialty store locations. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of Fiscal 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $699,000 (net of income taxes of $368,000), or $0.02 per share, to expense the unamortized costs that had been capitalized prior to January 4, 1999.

Fair Value of Financial Instruments

At December 31, 2000 and January 6, 2002, the carrying value of financial instruments such as cash and cash equivalents, accounts payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at the Company's incremental borrowing rate.

Foreign Currency Translation

The Company's foreign subsidiary records transactions using the local currency as the functional currency. In accordance with FASB Statement No. 52, "Foreign Currency Translation," the assets and liabilities of the foreign subsidiary are translated into U. S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated. Income and expenses are translated at average weekly exchange rates each fiscal period. The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in accumulated other comprehensive loss, which is a separate component of consolidated stockholders' equity.

Hedging Activities

The Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements No. 137 and 138, in its fiscal year beginning January 1, 2001. Statement 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings (see Note 4 - Long-Term Debt).

                               Movie Gallery, Inc.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, goodwill and other intangibles, rental inventory reserves and the allocation of the purchase price of acquired businesses. These estimates and assumptions could change and actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Statement 142 is effective for the Company as of January 7, 2002. The adoption of Statement 142 is not expected to have any material impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 will result in an increase in net income of approximately $3.5 million per year. The Company does not anticipate completion of the transitional impairment tests to result in any impairment charge.

In  October  2001,  the FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for the Effects of Disposal of a Segment of a Business." Statement 144 is effective for the Company beginning January 7, 2002 and is not expected to have an impact on the Company's financial position or results of operations.

Employee Benefits

The Company has a 401(k) savings plan available to all active employees who are over 21 years of age and have completed one year of service. The Company makes discretionary and matching contributions based on employee compensation. The matching contribution for Fiscal 1999, 2000 and 2001 was immaterial to the Company's operating results.

2.  Acquisitions

Effective December 21, 2001, the Company acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. ("Video Update") under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed by Video Update under a $6.5 million debtor-in-possession financing agreement between Video Update and the Company. In addition, the Company purchased certain senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video

                               Movie Gallery, Inc.

Update as disclosed in the following table. Video Update operates over 320 video specialty stores in the United States and Canada. The Company's acquisition of Video Update was made as a strategic expansion of the Company's geographic markets in accordance with the Company's growth plan.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Due to the acquisition occurring near the end of the Company's fiscal year, the closing of the final books and records of Video Update has not been completed. Final determination of the purchase price allocation will be made as soon as practicable upon completion of the final closing and adjustments to the purchase price allocation, if any, will be recorded at that time.


                               Video Update, Inc.
                             Condensed Balance Sheet
                             As of December 21, 2001
                                 (in thousands)

   Current assets                                               $    3,017
   Rental inventory, net                                            21,801
   Property, furnishings and equipment, net                         12,596
   Deferred income taxes                                             8,468
                                                                ----------
   Total assets acquired                                            45,882

   Accruals for settlement of liabilities
       subject to compromise                                         6,253
   Current liabilities and accrued expenses                         24,669
   Notes payable to parent                                           8,460
                                                                ----------
   Total liabilities assumed                                        39,382
                                                                ----------
   Net investment in common stock                               $    6,500
                                                                ==========


The purchase price allocation for Video Update includes accrued expenses of approximately $1.3 million to terminate the operations of the Video Update corporate office and to transition those functions to the Company's corporate offices. The accrual consists primarily of payroll costs, rent and utilities during the transition period. The accrual is subject to change if the transition period extends beyond that originally anticipated. Adjustments to the accrual, if any, will be reported as an adjustment to the purchase price allocation.

The results of operations of Video Update have been included in the Company's consolidated statement of income since December 21, 2001. The following unaudited pro forma information presents the consolidated results of operations of the Company as though the acquisition of Video Update had occurred as of the beginning of Fiscal 2000. The pro forma information is not indicative of the results of operations that actually would have been obtained if the transaction had occurred at the beginning of Fiscal 2000. Additionally, the pro forma information is not intended to be a projection of future results.

                               Movie Gallery, Inc.

                                                       Fiscal Year Ended
                                               --------------------------------
                                               December 31,          January 6,
                                                   2000                 2002
                                               --------------------------------
                                             (in thousands, except per share data)
Revenue                                           $   426,426      $  466,557
Income before extraordinary item                       13,844          14,535
Net income                                             13,844          14,358
Income per share before extraordinary item:
   Basic                                                 0.54            0.56
   Diluted                                               0.54            0.53
Net income per share:
   Basic                                                 0.54            0.56
   Diluted                                               0.54            0.53

In addition to the Video Update acquisition, the Company purchased 31 stores in five separate transactions for approximately $6.6 million during Fiscal 2001 and recorded approximately $3.5 million of goodwill related to these transactions.

3.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                        December 31,       January 6,
                                            2000              2002
                                        -----------        ---------

Land and buildings                      $     4,006        $   6,735
Furniture and fixtures                       37,291           45,395
Equipment                                    33,616           44,364
Leasehold improvements and signs             36,860           48,342
                                        -----------        ---------
                                            111,773          144,836
Accumulated depreciation                    (58,649)         (73,097)
                                        -----------        ---------
                                        $    53,124        $  71,739
                                        ===========        =========

4.  Long-Term Debt

On June 27, 2001, the Company entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility (the "Facility"). This Facility replaces a similar revolving credit facility with First Union National Bank of North Carolina (the "First Union Facility") which was due to expire on January 7, 2002. The new Facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on the Facility is based on LIBOR plus an applicable margin percentage, which depends on the Company's cash flow generation and borrowings outstanding. At January 6, 2002, $26 million was outstanding, approximately $38.5 million was available for borrowing and the effective interest rate was approximately 4.5%.

The terms of the new Facility required the Company to enter into a new interest rate swap agreement. In December 2001, the Company entered into an interest rate swap with SouthTrust Bank in order to hedge exposure to interest rate fluctuations. The Company's interest rate swap pays a 3.5% fixed rate of interest plus an applicable margin percentage and receives variable rates of interest for two years on $10 million of debt outstanding under the new Facility. The swap is considered a cash flow hedge and is accounted for pursuant to Statement 133.

                              Movie Gallery, Inc.

As a result of the new Facility, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $177,000 (net of taxes of $113,000), or less than $0.01 per diluted share. The extraordinary loss consists primarily of unamortized debt issue costs associated with the previous credit facility and unamortized amounts associated with the termination of the interest rate swap agreement.

The First Union Facility provided for borrowings of up to $65 million and carried an interest rate based on LIBOR plus an applicable margin percentage, dependant upon the Company's cash flow generation and borrowings outstanding. Concurrent with the First Union Facility, the Company amended its then existing interest rate swap to coincide with the maturity of the First Union Facility. The amended interest rate swap was structured to fix the Company's interest rate exposure on $37 million of the outstanding borrowings at 5.8% plus an applicable margin percentage and was terminated prior to refinancing of the credit facility in June 2001. Under the amended interest rate swap, the Company paid a fixed rate of interest and received payment based on a variable rate of interest. The difference in amounts paid and received under the contract was accrued and recognized as an adjustment to interest expense on the debt, prior to the adoption of Statement 133.

As a result of the First Union Facility and the amended interest rate swap agreement, the Company recognized an extraordinary loss on the extinguishment of debt of approximately $682,000 (net of income taxes of $359,000), or $.02 per share, during the first quarter of Fiscal 1999. The extraordinary loss was comprised primarily of unamortized debt issue costs associated with the Company's previous credit facility and the negative value of the previous interest rate swap at January 7, 1999.

5.  Income Taxes

The following reflects actual income tax expense (in thousands):

                                                     Fiscal Year Ended
                                      -----------------------------------------------
                                        January 2,      December 31,       January 6,
                                           2000             2000              2002
                                      -----------------------------------------------
Current payable:
  Federal                               $   1,673       $    1,439         $   5,548
  State                                       198              315               653
                                        ---------       ----------         ---------
Total current                               1,871            1,754             6,201


Deferred:
  Federal                                   2,454            4,056             3,456
  State                                       290              615               244
                                        ---------       ----------         ---------
Total deferred                              2,744            4,671             3,700
                                        ---------       ----------         ---------
                                        $   4,615       $    6,425         $   9,901
                                        =========       ==========         =========


                               Movie Gallery, Inc.

A reconciliation of income tax expense at the federal income tax rate to the Company's effective income tax provision is as follows (in thousands):

                                                         Fiscal Year Ended
                                              ---------------------------------------
                                              January 2,   December 31,    January 6,
                                                2000           2000           2002
                                              ---------------------------------------

Income tax expense  at statutory rate            $3,855         $5,569        $8,552
State income tax expense, net of
   federal income tax benefit                       317            604           583
Other, net (primarily goodwill not
  deductible for tax purposes)                      443            252           766
                                                 ------         ------        ------
                                                 $4,615         $6,425        $9,901
                                                 ======         ======        ======

Pending the completion of final closing tax returns for Video Update, the Company had net operating loss carryforwards at January 6, 2002 resulting from the Video Update acquisition (see Note 2 - Acquisitions) of approximately $67.0 million for income taxes that expire in years 2007 through 2021. The Company has recorded a valuation allowance of $18.4 million related to its net deferred tax assets as management is uncertain as to whether sufficient taxable income will be generated to allow the net deferred tax assets to be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                   December 31,      January 6,
                                                       2000             2002
                                                   ---------------------------
Deferred tax assets:
  Non-compete agreements                           $     4,979       $   4,573
  Alternative minimum tax credit carryforward            4,163           4,169
  Net operating loss carryforwards                           -          25,490
  Accrued liabilities                                      502             770
  Other                                                    731           1,357
                                                   -----------       ---------
Total deferred tax assets                               10,375          36,359
Valuation allowance                                          -         (18,412)
                                                   -----------       ---------
Net deferred tax assets                                 10,375          17,947
Deferred tax liabilities:
  Furnishings and equipment                             (6,003)         (6,494)
  Rental inventory                                      (6,351)         (6,473)
  Goodwill                                              (2,251)         (1,986)
  Other                                                      -          (2,459)
                                                   -----------       ---------
Total deferred tax liabilities                         (14,605)        (17,412)
                                                   -----------       ---------
Net deferred tax assets (liabilities)              $    (4,230)      $     535
                                                   ===========       =========


                               Movie Gallery, Inc.

6.  Stockholders' Equity

Common Stock

The Company's Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares. All prior periods have been restated to reflect the stock splits.

In 1995, the Company registered shares of common stock with an aggregate public offering price of $127,000,000. This common stock may be offered directly through agents, underwriters or dealers or may be offered in connection with business acquisitions. As of January 6, 2002, common stock of approximately $83,000,000 was available to be issued from this registration.

Earnings Per Share

Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (574,000, 67,000 and 1,383,000 for Fiscal 1999, 2000 and 2001,
respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

Stock Option Plan

In July 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. Currently 6,750,000 shares are reserved for issuance under the Plan, 2,553,458 of which have been exercised as of January 6, 2002. Options granted under the Plan have a ten-year term and generally vest over three to five years.

In accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board
Opinion No. 25 and related interpretations in accounting for the Plan and, accordingly, has not recognized compensation cost in connection with the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

                               Movie Gallery, Inc.

                                                   Fiscal Year Ended
                                       -----------------------------------------
                                       January 2,     December 31,    January 6,
                                          2000            2000            2002
                                       -----------------------------------------
                                         (in thousands, except per share data)

Pro forma net income                   $   3,801      $     8,496      $ 18,376
Pro forma earnings per share:
   Basic                                    0.13             0.33          0.71
   Diluted                                  0.13             0.33          0.68


The fair value of each option grant was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                   Fiscal Year Ended
                                       -----------------------------------------
                                       January 2,     December 31,    January 6,
                                          2000            2000           2002
                                       -----------------------------------------
Expected volatility                      0.720           0.703          0.706
Risk-free interest rate                  6.39%           5.15%          5.41%
Expected life of option in years         6.0             5.7            5.5
Expected dividend yield                  0.0%            0.0%           0.0%

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 864,000 stock options in March 2001, and reduced the exercise price to $1.78 per share. Assuming all repriced stock options are exercised, the Company will receive $.6 million less than if no repricing had occurred. Under Interpretation 44, the repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised.

                               Movie Gallery, Inc.

A summary of the Company's stock option activity and related information is as follows:

                                                             Weighted
                                        Outstanding       Average Exercise
                                          Options          Price Per Share
                                        -----------       ----------------
Outstanding at January 4, 1999            4,925,023              $4.32
     Granted                                999,000               1.94
     Exercised                              (27,788)              1.72
     Cancelled                             (773,014)              1.85
                                          ---------

Outstanding at January 2, 2000            5,123,221               4.25
    Granted                                 911,250               1.42
    Exercised                                     -                  -
    Cancelled                              (313,830)              2.28
                                          ---------
Outstanding at December 31, 2000          5,720,641               3.91
    Granted                                       -                  -
    Exercised                            (2,128,927)              2.26
    Cancelled                              (146,205)              4.99
                                          ---------
Outstanding at January 6, 2002            3,445,509               4.71
                                          =========

Exercisable at  January 2, 2000           3,241,960               5.35
                                          =========
Exercisable at December 31, 2000          3,755,941               5.02
                                          =========
Exercisable at January 6, 2002            2,236,021               6.39
                                          =========

Options outstanding as of January 6, 2002 had a weighted-average remaining contractual life of 6.3 years and exercise prices ranging from $1.00 to $18.00 as follows:

                                                                           Exercise price of
                                                      ------------------------------------------------------------
                                                      $1.00 to $2.00        $6.00 to $11.00       $13.00 to $18.00
                                                      ------------------------------------------------------------

Options outstanding                                     2,319,609               619,650               506,250
Weighted-average exercise price                           $1.64                  $7.40                 $15.50
Weighted-average remaining contractual life             7.6 years              3.5 years             3.5 years
Options exercisable                                     1,110,121               619,650               506,250
Weighted-average exercise price of
  exercisable options                                     $1.67                  $7.40                 $15.50

                               Movie Gallery, Inc.

7.  Commitments and Contingencies

Rent expense for Fiscal 1999, 2000 and 2001 totaled $41,683,000, $45,132,000 and
$50,985,000, respectively. Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 6, 2002 (in thousands):

          2002                          $  48,584
          2003                             42,587
          2004                             31,454
          2005                             20,189
          2006                             10,051
          Thereafter                       17,439
                                        ---------
                                        $ 170,304
                                        =========

The Company has a supply contract with Rentrak Corporation ("Rentrak") which requires the Company to order VHS rental inventory under lease sufficient to require an aggregate minimum payment of $4 million per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006. In March 2001, the Company and Rentrak amended the terms of the Company's existing supply contract with Rentrak. The Company paid Rentrak $1.6 million in connection with the amendment to the contract. Additionally, the Company prepaid approximately $.9 million to be applied over a three-year period against future amounts due under the contract.

The Company is a defendant in certain putative class action lawsuits alleging that the extended viewing fees charged for keeping rental products beyond the initial rental period are penalties in violation of certain common law and equitable principles. The dollar amounts that the plaintiffs seek is not set forth in the complaints. The Company believes that the extended viewing fees do not violate any laws and intends to vigorously defend these lawsuits.

The Company is occasionally involved in litigation in the ordinary course of its business, none of which, individually or in the aggregate, is material to the Company's business or results of operations.

                              Movie Gallery, Inc.

8.   Foreign Operations

Beginning in Fiscal 2001, the Company operated in both the United States and Canada. The following table sets forth the consolidated revenues, operating income and assets of the Company by geographic area. All intercompany balances and transactions have been eliminated.

                                                         Fiscal Year Ended
                                                         -----------------
                                                             January 6,
                                                               2002
                                                         -----------------
                                                           (in thousands)
        Revenues:
          United States                                      $    367,637
          Canada                                                    1,494
                                                             ------------
        Total revenues                                       $    369,131
                                                             ============
        Operating income:
        United States                                        $     26,696
        Canada                                                        474
                                                             ------------
        Total operating income                               $     27,170
                                                             ============
        Assets (at end of fiscal year):
          United States                                      $    258,691
          Canada                                                   11,441
                                                             ------------
        Total assets                                         $    270,132
                                                             ============

                               Movie Gallery, Inc.

9.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                   Thirteen Weeks Ended
                                              ---------------------------------------------------------------
                                               April 2,          July 2,         October 1,      December 31,
                                                2000              2000              2000             2000
                                              ---------------------------------------------------------------
Revenues                                      $ 81,493          $ 77,345         $  75,350       $  84,748
Operating income                              $  7,478          $  4,237         $   1,893       $   6,082
Net income                                    $  3,900          $  1,935         $     561       $   3,090
Basic and diluted earnings per share          $   0.14          $   0.08         $    0.02       $    0.12

                                                                                                    Fourteen
                                                             Thirteen Weeks Ended                 Weeks Ended
                                              -------------------------------------------------  ------------
                                               April 1,          July 1,        September 30,     January 6,
                                                2001              2001              2001             2002
                                              -------------------------------------------------  ------------
Revenue                                       $ 91,571          $ 82,987         $ 86,467        $  108,106
Operating income                              $  7,413          $  2,600         $  2,750        $   14,407
Income before extraordinary item              $  4,019          $  1,104         $  1,271        $    8,139
Extraordinary loss on early
   extinguishment of debt                            -              (177)              -                 -
                                              --------          --------         --------        ----------
Net income                                    $  4,019          $    927         $  1,271        $    8,139
                                              ========          ========         ========        ==========

Basic earnings per share:
Income before extraordinary item              $   0.16          $   0.04         $   0.05        $     0.30
Extraordinary loss on early
   extinguishment of debt                            -                 -                -                 -
                                              --------          --------         --------        ----------
Net income                                    $   0.16          $   0.04         $   0.05        $     0.30
                                              ========          ========         ========        ==========

Diluted earnings per share:
Income before extraordinary item              $   0.16          $   0.04         $   0.05        $     0.28
Extraordinary loss on early
   extinguishment of debt                            -                 -                -                 -
                                              --------          --------         ---------       ----------
Net income                                    $   0.16          $   0.04         $    0.05       $     0.28
                                              ========          ========         =========       ==========


                               Movie Gallery, Inc.

                 Schedule II -Valuation and Qualifying Accounts
                                 (in thousands)

                                         Balance at           Additions Charged                         Balance at
                                        December 31,            to Costs and                            January 6,
Description                                2000                    Expenses            Deductions(3)       2002
-----------                             -----------           -----------------        -------------    ----------

Rental inventory reserve (1)             $      -                 $  2,100             $   -             $  2,100
Exit cost reserve (2)                    $      -                 $  1,257             $ (23)            $  1,234

------------------------------

(1) Reserve is deducted from net book value of rental inventory in the balance sheet.
(2) Reserve established in conjunction with Video Update acquisition. Includes employee termination costs, rent and utilities.
(3) Actual payments made against exit cost reserve.

                                Index to Exhibits


            Exhibit No.      Description
            ----------       -----------

            21               List of Subsidiaries

            23               Consent of  Ernst & Young LLP, Independent Auditors