Form 10-K/A
period 2002-01-06
MOVIE GALLERY INC
filed 2002-05-09
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

 X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 6, 2002

MOVIE GALLERY, INC.
900 WEST MAIN STREET
DOTHAN, ALABAMA 36301
(334) 677-2108

IRS Employer Identification Number: 63-1120122

State or other jurisdiction of incorporation or organization:

DELAWARE

Commission File Number: 0-24548

Title of each class of securities being registered pursuant to Section 12(b) of the Act:

NONE

Title of each class of securities being registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (    )

Aggregate market value of the voting stock held by non-affiliates as of April 25, 2002: $276,498,004.

Number of shares outstanding as of April 25, 2002: 27,485,088

Documents incorporated by reference: NONE

        Movie Gallery, Inc., a Delaware corporation hereby amends Items 10, 11, 12, and 13 of its Form 10-K for the fiscal year ended January 6, 2002, as filed with the Securities and Exchange Commission on April 2, 2002, to add the additional information contained herein.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and executive officers set forth at the end of Item 1 of Part I of Movie Gallery's Form 10-K is supplemented by the following additional information:

Meetings; Attendance; Committees

        The Board of Directors of the Company held three meetings during the fiscal year ended January 6, 2002. Each director during the past fiscal year attended at least 75% of the total number of the Company's Board meetings and committee meetings (on which such director served) held during the fiscal year ended January 6, 2002.

        The Board of Directors of the Company has an Audit Committee and Compensation Committee, but does not have a Nominating Committee.

        Audit Committee. The members of the Audit Committee currently are Messrs. Snow, Sigoloff and Smith. The Audit Committee met eight times during the fiscal year ended January 6, 2002.

        Compensation Committee. The members of the Compensation Committee currently are Messrs. Snow, Sigoloff and Smith. The Compensation Committee held one meeting during the fiscal year ended January 6, 2002. The Compensation Committee's duties are set forth in the "Joint Report of the Board of Directors and Compensation Committee on Executive Compensation."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock. Directors, executive officers and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely upon a review of copies of reports filed with the SEC and submitted to the Company since December 31, 2000, and on written representations by certain directors and executive officers of the Company, the Company believes that, with the exception described below, all of the Company's directors and executive officers filed all required reports on a timely basis during the past fiscal year.

        On December 21, 2001, Mr. Malugen filed a Form 5 for the year 2000 to report vested stock options to purchase 8,700 shares of the Company's Common Stock held by his spouse, a former employee of the Company whom he married in November 2000. Mr. Malugen disclaimed all beneficial ownership of such securities. On April 9, 2002, Mr. Smith filed a Form 5 to report a Form 4 Transaction for October 1998 with respect to the sale of 1,000 shares of the Company's Common Stock.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        The following table sets forth the compensation for services in all capacities to the Company for the fiscal year ended January 6, 2002, December 31, 2000, and January 2, 2000, for the Chief Executive Officer of the Company and the four highest paid executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively referred to as the "Named Executives"):

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Shares of Common Stock Underlying Options
Name and Principal Position	Period Ended	Salary	Bonus	Other Annual Compensation
Joe Thomas Malugen Chairman, President and Chief Executive Officer	January 6, 2002 December 31, 2000 January 2, 2000	$400,632 346,518 207,692	$103,581 — —	$32,986(1 26,160(2 26,160(2	) ) )	$ — — —
H. Harrison Parrish Senior Vice President and Director	January 6, 2002 December 31, 2000 January 2, 2000	400,000 346,154 207,692	103,581 — —	28,563(3 26,160(2 26,160(2	)(4) ) )	— — —
J. Steven Roy Executive Vice President and Chief Financial Officer	January 6, 2002 December 31, 2000 January 2, 2000	292,000 269,115 182,067	72,956 38,539 62,572	8,160(2 8,160(2 8,160(2	) ) )	— 20,000 60,000	(5) (5)
Jeffrey S. Stubbs Executive Vice President—Operations	January 6, 2002 December 31, 2000 January 2, 2000	207,231 168,846 98,192	46,424 29,173 20,729	6,000(2 6,000(2 6,000(2	) ) )	— 20,000 40,000	(5) (5)
S. Page Todd Senior Vice President, Secretary and General Counsel	January 6, 2002 December 31, 2000 January 2, 2000	203,000 186,846 142,885	34,435 28,689 29,300	8,000(2 8,053(2 8,160(2	) ) )	— 15,000 30,000	(5) (5)

(1)
Includes $26,160 for an automobile allowance and $6,826 for personal use of the Company's aircraft.
(2)
Automobile allowance.
(3)
Includes $26,160 for an automobile allowance and $2,403 for personal use of the Company's aircraft.
(4)
Mr. Parrish's total annual compensation will be lowered to $90,000 as of May 13, 2002, to reflect his resignation, effective January 4, 2002, as the Company's President.
(5)
Includes options granted under our stock option plan, which become exercisable in four equal annual installments, commencing on the first anniversary of the date of grant.

        Director Compensation. Members of the Board of Directors who are not officers of the Company receive an annual fee of $16,000 and receive fees of $1,000 for each Board meeting and $500 for each committee meeting they attend. The Company has granted, at or above the fair market value of the Common Stock on the date of the grant, vested options to purchase 263,750 shares of Common Stock to each of Messrs. Sigoloff and Smith, and vested options to purchase 342,500 shares of Common Stock to Mr. Snow.

        Employment and Consulting Arrangements. Messrs. Malugen and Parrish have each entered into two-year employment agreements with the Company, effective August 1994, which are automatically renewed annually unless notice is delivered by either party six months prior to the end of the term. The agreements were amended in April 2000, to increase the base annual salary payable to Messrs. Malugen and Parrish. Under the terms of the agreements, as amended, Messrs. Malugen and Parrish currently receive an annual base salary of $420,632 and $400,000, respectively, subject to increase by the Compensation Committee, and each of them is eligible to receive a bonus in an amount to be determined annually by the Board of Directors. In the event of the death of either Mr. Malugen or Mr. Parrish, his legal representative will be entitled to receive compensation through the last day of the calendar month in which his death occurred, as well as a $50,000 payment. If either Mr. Malugen or Mr. Parrish becomes disabled such that he is unable to perform his duties under his employment agreement, he shall be entitled to receive 100% of his salary for a 90-day period. In addition to salary and bonus, the Company is required to provide each of Messrs. Malugen and Parrish with a monthly car allowance of $2,180. Due to his resignation as President of the Company, Mr. Parrish's employment agreement will be amended as of May 13, 2002 to decrease his annual base salary to $90,000 and to eliminate his monthly car allowance.

        Messrs. Roy, Stubbs and Todd have each entered into one-year employment agreements with the Company, effective November 1997, October 1999, and November 1997, respectively, which are automatically renewed annually unless notice is delivered by either party thirty days prior to the end of the term. Under the terms of the agreements, Messrs. Roy, Stubbs and Todd receive an annual base salary, subject to increase by the Compensation Committee, currently $306,000, $248,400, and $213,150, respectively, and are eligible to receive a bonus under the Company's bonus plan. The agreements also provide for, among other things, an automobile allowance and other benefits applicable to executive personnel. The employment agreements provide for termination by the Company for cause at any time. In the event the Company chooses to terminate the executive's employment for reasons other than for cause or for disability, or in the event of the executive's resignation from the Company upon constructive termination (i.e., removal of the executive from his elected position or material change in the functions, duties or responsibilities of the executive without his consent, in either event, other than for cause or voluntary termination, or material, non-voluntary reduction in base salary and eligibility for bonus amounts), the executive would be entitled to an amount equal to twelve months of base salary. In the event of a change in control, as defined in the agreements, Messrs. Roy, Stubbs and Todd would each be entitled to receive an amount equal to eighteen months of base salary.

        Stock Options. No stock options were granted under the Company's 1994 Stock Plan, as amended (the "Stock Plan"), to any of the Named Executives during the fiscal year ended January 6, 2002. The following table sets forth certain information with respect to stock option exercises during the fiscal year ended January 6, 2002, and the value of unexercised stock options at that year's end.

			Number of Shares of Common Stock Underlying Unexercised Options At Year-End
				Value of Unexercised In-the-Money Options At Year-End ($)(1)
	Shares Acquired On Exercise
Name		Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
J. Steven Roy	105,000	1,497,287	423,750/112,500	3,980,051/1,468,938
Jeffrey S. Stubbs	88,817	1,295,046	64,970/93,713	848,894/1,226,340
S. Page Todd	129,000	1,911,375	368,812/64,688	3,092,652/847,060

(1)
Market value of underlying securities at year-end ($14.76), minus the exercise price of "in-the-money" options.

Compensation Committee Interlocks and Insider Participation

        Messrs. Sigoloff, Smith and Snow currently serve as members of the Compensation Committee. No interlocking relationship exists between the Company's board of directors and the board of directors or compensation committee of any other company.

Joint Report of the Board of Directors and the Compensation Committee on Executive Compensation

        The Compensation Committee of the Company is composed entirely of outside directors. The Compensation Committee reviews the compensation levels and benefits of the Chief Executive Officer and President and the other executive officers of the Company at least annually. The Committee attempts to establish compensation structures which reward past performance and which serve to retain and provide incentive to the executive officers. The primary components of the Company's compensation structure are base salary, bonuses and stock option grants.

        Base Salary. In determining the base salaries of executives, the Compensation Committee considers a variety of factors, which include the overall financial performance of the Company as well as the executive's performance, job responsibilities, current and long-term value to the Company, length of service and qualifications. These factors vary in importance and are not necessarily weighted equally. Although much of the base salary determination is subjective, the evaluations and recommendations of superiors provide necessary insight to the Committee.

        Bonus Plans. The Company has two executive officer bonus plans that are reviewed and approved by the Compensation Committee on an annual basis. These plans are intended to recognize and reward contributions to the Company and are tied to the Company's level of achievement of annual operating cash flow targets, thereby establishing a direct link between each executive officer's bonus and the Company's profitability. Bonuses under these plans are payable in March of each year following the completion of the annual audit of the Company's financial statements for the previous fiscal year. Bonuses are only paid to executive officers that are employed by the Company on the date of payment and thus, are not earned until paid. The bonus plan applicable to Messrs. Malugen, Roy and Stubbs is an annual plan based solely upon the Company's level of attainment of pre-determined operating cash flow objectives. The bonus plan applicable to the other executive officers of the Company is an annual plan that provides for clearly defined and quantifiable individual performance objectives. Each executive officer receives an individual performance rating based upon the achievement of such individual performance objectives. These individual performance ratings are then subject to a corporate performance multiplier based upon the Company's level of attainment of pre-determined operating cash flow objectives. Pursuant to these plans, bonuses were paid to all of the executive officers of the Company in March 2002 for the fiscal year ended January 6, 2002.

        Stock Option Grants. The Company believes that equity ownership by executive officers provides incentive to build stockholder value and align the interests of executive officers with the interests of stockholders. Upon hiring executive officers and other key employees, the administrator of the Company's Stock Plan (currently the entire Board of Directors and hereinafter "Plan Administrator") will typically recommend stock option grants to those persons under the Stock Plan, subject to applicable vesting periods. Thereafter, the Plan Administrator will consider awarding grants, usually on an annual basis. The Board of Directors believes that these additional annual grants will provide incentive for executive officers to remain with the Company. Options will be granted at or above the market price of the Company's Common Stock on the date of grant and, consequently, will have value only if the price of the Company's Common Stock increases over the exercise price. The size of the initial grant will usually be determined based upon prior grants to other executive officers and key employees. In determining the size of the periodic grants, the Plan Administrator will consider various factors, including the amount of any prior option grants, the executive's or employee's performance during the current fiscal year and his or her expected contributions during the following fiscal year. No options were granted to any of the executive officers during the fiscal year ended January 6, 2002.

        Compensation of the Chief Executive Officer and President. The Compensation Committee has reviewed and approved an annual salary of $420,632 for Mr. Malugen. In establishing this annual salary, the Compensation Committee considered the financial results of the Company, as well as Mr. Malugen's individual job performance, during the last fiscal year. Mr. Parrish served as President of the Company until January 4, 2002, and his current annual salary is $400,000; however, Mr. Parrish's total annual compensation will be lowered to $90,000 as of May 13, 2002, to reflect his resignation as President of the Company. Messrs. Malugen and Parrish each received a bonus in the amount of $263,561 for the fiscal year ended January 6, 2002. These bonuses were paid in March 2002, pursuant to the executive bonus plan described above.

        The Board of Directors and the Compensation Committee provide the foregoing report on executive compensation for inclusion in the annual report:

Joe Thomas Malugen, Chairman
H. Harrison Parrish
William B. Snow
Sanford C. Sigoloff
Philip B. Smith

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 2002, by each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock and as to the number of shares beneficially owned by (i) each director of the Company, (ii) the Chief Executive Officer and each of the four other executive officers of the Company named in the Summary Compensation Table under the heading "Compensation of Directors and Executive Officers" and (iii) all directors and executive officers as a group. The Company believes that, unless otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock they own.

Name and Address (1)	Number of Shares Of Common Stock Beneficially Owned (2)		Percentage Of Outstanding
Joe Thomas Malugen (3)	6,053,400	(4)	22.02%
H. Harrison Parrish	5,713,758	(5)	20.79%

(continued on next page)

Name and Address (1)	Number of Shares Of Common Stock Beneficially Owned (2)		Percentage Of Outstanding
J. Steven Roy	428,250	(6)	1.53%
Jeffrey S. Stubbs	64,970	(7)	*
S. Page Todd	371,752	(8)	1.33%
William B. Snow	218,750	(9)	*
Sanford C. Sigoloff	263,750	(10)	*
Philip B. Smith	88,750	(11)	*
FMR Corp. 82 Devonshire Street Boston, MA 02109	1,926,075	(12)	7.01%
All executive officers and directors as a group (13 persons)	13,265,538	(13)	45.81%

*
Less than 1%.
(1)
Unless otherwise noted, the address for all persons listed is c/o the Company at 900 West Main Street, Dothan, Alabama 36301.
(2)
Pursuant to the regulations of the SEC, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.
(3)
Mr. Malugen is the Chairman of the Board, President and Chief Executive Officer of the Company.
(4)
Includes 206,167 shares that Mr. Malugen has contractually agreed to sell pursuant to a variable forward sale contract and that are pledged as collateral under that agreement.
(5)
Includes 40 shares held as custodian for Mr. Parrish's daughter and 585 shares held by his spouse and includes 412,333 shares that Mr. Parrish has contractually agreed to sell pursuant to a variable forward sale contract and that are pledged as collateral under that agreement.
(6)
Includes 4,500 shares held in joint tenancy with Mr. Roy's wife and includes 423,750 shares that are not outstanding but are subject to currently exercisable stock options (including those that become exercisable within 60 days) and excludes 132,500 shares that are subject to options that are not exercisable within 60 days.
(7)
Includes 64,970 shares that are not outstanding but are subject to currently exercisable stock options (including those that become exercisable within 60 days) and excludes 123,713 shares that are subject to options that are not exercisable within 60 days.
(8)
Includes 1,215 shares held in trust for Mr. Todd's daughter and 368,812 shares that are not outstanding but are subject to currently exercisable stock options (including those that become exercisable within 60 days) and excludes 79,688 shares that are subject to options that are not exercisable within 60 days.
(9)
Includes 218,750 shares that are not outstanding, but are subject to currently exercisable stock options.
(10)
Includes 230,000 shares that are not outstanding, but are subject to currently exercisable stock options.
(11)
Includes 83,750 shares that are not outstanding, but are subject to currently exercisable stock options.
(12)
This information is based upon a Schedule 13G filed with the SEC on February 14, 2002.
(13)
Includes 1,474,690 shares that are not outstanding but are subject to currently exercisable options (including those that become exercisable within 60 days) and excludes 667,322 shares that are subject to options that are not exercisable within 60 days.

Company Performance

        The following graph sets forth a comparison of cumulative total returns for the Company's common stock, the Nasdaq Stock Market (U.S. Companies) and a peer group selected by the Company for the Company's last five fiscal years. The peer group consists of those companies against which the Company's performance is generally compared in industry analyst reports, specifically, Blockbuster, Inc. ("Blockbuster"), which is listed on the New York Stock Exchange, and Hollywood Entertainment Corporation ("Hollywood") and Hastings Entertainment, Inc. ("Hastings"), each of which is listed on the Nasdaq National Market (collectively, the "Peer Group"). The returns for the Peer Group were weighted according to each issuer's market capitalization.

Comparison of Cumulative Total Return

	1997	1998	1999	2000	2001
Movie Gallery, Inc.	$21	$51	$31	$23	$237
Nasdaq Stock Market (U. S. Companies)	$222	$314	$583	$350	$293
Peer Group	$99	$220	$109	$31	$145

The graph assumes that the value of the investment in the Company's Common Stock, the Nasdaq Stock Market (U.S. Companies) and the Peer Group each was $100 on August 2, 1994, and that all dividends were reinvested.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        During fiscal year ended January 6, 2002, the Company paid Air Conditioning Associates, Inc. $243,399 for services and materials relating to the repair and maintenance of our HVAC systems and other general repair and maintenance. Mr. Malugen's father-in-law and brother-in-law own Air Conditioning Associates, Inc.

        During the last fiscal year, the Company paid J. Todd, Inc., d/b/a Todd & Sons, $126,977 for certain clothing and promotional items during fiscal 2001. Mr. Todd's brother owns J. Todd, Inc.

        As of January 6, 2002, the Company had made loan advances totaling $125,000 to ECHO, LLC, a supply sales and distribution company in which the Company owns a one-third interest. In addition, during fiscal 2001, the Company purchased $421,913 in office and store supplies from ECHO, LLC.

        The Company has entered into separate but identical indemnity agreements (the "Indemnity Agreements") with each director of the Company. The Indemnity Agreements provide that the Company will indemnify each indemnitee to the fullest extent authorized or permitted by law against payment of and liability for any and all expenses actually and reasonably incurred by the indemnitee, including, but not limited to, judgments, fines, settlements and expenses of defense, payable by reason of the fact that the indemnitee is or was a director of the Company or is or was serving, at our request, as a director, officer, employee or agent of another corporation, provided it is determined that the indemnitee acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company and, in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. The Indemnity Agreements also provide that all costs and expenses incurred by the indemnitee in defending or investigating such claim shall be paid by the Company, unless the Company, independent legal counsel or stockholders determine that: (i) the indemnitee did not act in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company; (ii) in the case of any criminal action or proceeding, the indemnitee had reasonable cause to believe his conduct was unlawful; or (iii) the indemnitee intentionally breached his duty to the Company or its stockholders.

        The Company believes that the terms of all transactions described above are no less favorable than terms that could have been obtained from third parties. All transactions between the Company and its officers or directors are subject to approval by a majority of the disinterested members of the Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVIE GALLERY, INC.

By:	/s/ JOE THOMAS MALUGEN Joe Thomas Malugen Chairman of the Board, President and Chief Executive Officer

Date: May 8, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE THOMAS MALUGEN Joe Thomas Malugen	Chairman of the Board, President and Chief Executive Officer	May 8, 2002
/s/ WILLIAM B. SNOW William B. Snow	Vice Chairman of the Board	May 8, 2002
/s/ H. HARRISON PARRISH H. Harrison Parrish	Director	May 8, 2002
/s/ PHILIP B. SMITH Philip B. Smith	Director	May 8, 2002
/s/ SANFORD C. SIGOLOFF Sanford C. Sigoloff	Director	May 8, 2002
/s/ J. STEVEN ROY J. Steven Roy	Executive Vice President and Chief Financial Officer	May 8, 2002
/s/ IVY JERNIGAN Ivy Jernigan	Vice President-Controller	May 8, 2002

QuickLinks

  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS