Form 10-Q
period 2002-04-07
MOVIE GALLERY INC
filed 2002-05-22
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 7, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From to

Commission file number 0-24548

Movie Gallery, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1120122 (I.R.S. Employer Identification No.)
900 West Main Street, Dothan, Alabama (Address of principal executive offices)	36301 (Zip Code)

(334) 677-2108
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☐    NO ☒

The number of shares outstanding of the registrant's common stock as of May 13, 2002 was 27,634,991.

Movie Gallery, Inc.

Movie Gallery, Inc.
Consolidated Balance Sheets
(in thousands)

	January 6, 2002	April 7, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,349	$20,414
Merchandise inventory	6,739	6,914
Prepaid expenses	2,085	2,310
Store supplies and other	5,582	4,704
Deferred income taxes	1,159	1,300

Total current assets	31,914	35,642
Rental inventory, net	88,424	92,662
Property, furnishings and equipment, net	71,739	74,113
Goodwill, net	71,682	80,635
Other intangibles, net	4,156	5,012
Deposits and other assets	2,217	3,059

Total assets	$270,132	$291,123

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,785	$47,530
Accrued liabilities	28,935	26,237

Total current liabilities	80,720	73,767
Long-term debt	26,000	37,500
Other accrued liabilities	606	371
Deferred income taxes	624	5,855
Stockholders' equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 35,000,000 shares authorized, 27,214,936 and 27,428,838 shares issued and outstanding, respectively	27	27
Additional paid-in capital	140,475	142,032
Retained earnings	21,713	31,587
Accumulated other comprehensive loss	(33)	(16)

Total stockholders' equity	162,182	173,630

Total liabilities and stockholders' equity	$270,132	$291,123

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended
	April 1, 2001	April 7, 2002
Revenues:
Rentals	$85,655	$116,418
Product sales	5,916	6,712

Total revenues	91,571	123,130
Cost of sales:
Cost of rental revenues	26,827	31,757
Cost of product sales	4,888	4,540

Gross margin	59,856	86,833
Operating costs and expenses:
Store operating expenses	41,394	59,840
General and administrative	8,324	9,590
Amortization of intangibles	1,914	337
Stock option compensation	811	197

Operating income	7,413	16,869
Interest expense, net	(665)	(446)

Income before income taxes	6,748	16,423
Income taxes	2,729	6,549

Net income	$4,019	$9,874

Net income per share:
Basic	$0.16	$0.36

Diluted	$0.16	$0.35

Weighted average shares outstanding:
Basic	25,094	27,325
Diluted	25,893	28,616

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 1, 2001	April 7, 2002
Operating activities:
Net income	$4,019	$9,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of rental inventory	15,728	16,855
Depreciation and intangibles amortization	5,729	4,720
Stock option compensation	811	197
Deferred income taxes	1,818	6,101
Changes in operating assets and liabilities:
Merchandise inventory	3,237	(119)
Other current assets	(1,246)	653
Deposits and other assets	662	(842)
Accounts payable	(2,685)	(4,255)
Accrued liabilities	(688)	(2,942)

Net cash provided by operating activities	27,385	30,242
Investing activities:
Business acquisitions	(38)	(11,894)
Purchases of rental inventory, net	(17,011)	(20,088)
Purchases of property, furnishings and equipment	(4,662)	(6,061)

Net cash used in investing activities	(21,711)	(38,043)
Financing activities:
Proceeds from exercise of stock options	155	349
Net (payments on) proceeds from long-term debt	(6,000)	11,500

Net cash (used in) provided by financing activities	(5,845)	11,849
Effect of exchange rate changes on cash and cash equivalents	—	17

Increase (decrease) in cash and cash equivalents	(171)	4,065
Cash and cash equivalents at beginning of period	7,029	16,349

Cash and cash equivalents at end of period	$6,858	$20,414

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

April 7, 2002

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 7, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 5, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Movie Gallery, Inc.'s annual report on Form 10-K for the fiscal year ended January 6, 2002.

        In the first quarter of 2002, the Company began reporting the sale of previously viewed rental inventory as rental revenue and the related cost as cost of rental revenue. The sales and costs associated with previously viewed rental inventory were previously reported as product sales and cost of product sales, respectively. The sales and costs of previously viewed rental inventory in prior periods have been reclassified to conform to the current year presentation for comparative purposes. The reclassifications had no impact on total revenues, gross margins or net income as previously reported.

2. Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted Statement 142 as of January 7, 2002. The adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $852,000, or $0.03 per diluted share, for the first quarter of 2001. The Company completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

        The components of amortized other intangible assets are as follows (in thousands):

	January 6, 2002		April 7, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$12,929	$(9,903)	$12,988	$(10,138)
Customer lists	1,130	—	2,264	(102)

Total	$14,059	$(9,903)	$15,252	$(10,240)

        Amortization expense for intangible assets during the first quarter of 2002 was $337,000. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in thousands):

2002 (remainder)	$913
2003	1,172
2004	1,117
2005	644
2006	387
2007	359

        The changes in the carrying amounts of goodwill for the quarter ended April 7, 2002, are as follows (in thousands):

Balance as of January 6, 2002	$71,682
Goodwill acquired	8,953

Balance as of April 7, 2002	$80,635

3. Financing Obligations

        On June 27, 2001, the Company entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility. This credit facility replaced a similar revolving credit facility with First Union National Bank of North Carolina, which was due to expire on January 7, 2002. The new credit facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on the new credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the new credit facility, the Company entered into a new interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage.

4. Exit Costs

        In connection with the purchase price allocation for Video Update, Inc. (acquired in December 2001), the Company recorded accrued expenses of approximately $1.3 million to terminate the operations of the Video Update corporate office and to transition those functions to the Company's corporate offices. The accrual consists primarily of payroll costs, rent and utilities during the transition period. The accrual is subject to change if the transition period extends beyond that originally anticipated. Adjustments to the accrual, if any, will be reported as an adjustment to the purchase price allocation. The Company paid approximately $649,000 against the accrual during the first quarter of 2002.

5. Earnings Per Share

        Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (799,000 and 1,291,000 for the thirteen weeks ended April 1, 2001 and April 7, 2002, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

        The Company's Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares. All prior periods have been restated to reflect the stock splits.

6. Comprehensive Income

        Currency translation is the only item of comprehensive income impacting the Company. Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2001	April 7, 2002
Net income	$4,019	$9,874
Foreign currency translation adjustment	—	17

Comprehensive income	$4,019	$9,891

7. Supply Contract

        The Company has a supply contract with Rentrak Corporation which requires the Company to order VHS rental inventory under lease sufficient to require an aggregate minimum payment of $4 million per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006. In March 2001, the Company and Rentrak amended the terms of the Company's existing supply contract with Rentrak. The Company paid Rentrak $1.6 million in connection with the amendment to the contract. Additionally, the Company prepaid approximately $0.9 million to be applied over a three-year period against future amounts due under the contract.

8. Subsequent Events

        On April 11, 2002, the Company filed a registration statement with the SEC for an offering of 8,250,000 shares of common stock. The offering was priced at $18.25 on May 15, 2002 and closed on May 21, 2002. The Company issued 3,900,000 shares and selling stockholders sold 4,350,000 shares, including 350,000 shares issued upon the exercise of stock options. The Company received approximately $67.8 million in total net proceeds from this offering. The proceeds from the offering will be used to repay outstanding borrowings under the credit facility and for new store openings, selective acquisitions, working capital and other general corporate purposes. The stock offering increased the total shares of common stock outstanding by 4,250,000 shares.

        Concurrent with the closing of the stock offering on May 21, 2002, the terms of the credit facility require the amount available to the Company under the credit facility to be reduced by 25% of the net proceeds from the offering. The Company is currently negotiating, and expects to receive, an amendment to the credit facility which would waive the requirement to reduce the borrowing capacity.

        On April 19, 2002, the Company obtained preliminary court approval of a settlement agreement to resolve class action lawsuits regarding the Company's extended viewing fees. The terms of the settlement would provide coupons to eligible customers with values ranging from $9 to $16 to be used toward movie or game rentals or non-food purchases at Movie Gallery and affiliated stores nationwide. The agreement is subject to a fairness hearing currently scheduled for November 22, 2002. If final approval is received, the coupons will be issued and will be redeemable between January 30 and June 30, 2003. As a result of the agreement, the Company expects to incur one-time charges in the second quarter of 2002 of approximately $4 million, including attorneys' fees for the class of $850,000.

Movie Gallery, Inc.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

        The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA expressed as a percentage of total revenue and the number of stores open at the end of each period.

	Thirteen Weeks Ended
	April 1, 2001	April 7, 2002	Increase (Decrease)
Revenues:
Rentals	93.5%	94.5%	1.0%
Product sales	6.5	5.5	(1.0)

Total revenues	100.0	100.0	—
Cost of sales:
Cost of rental revenues	29.3	25.8	(3.5)
Cost of product sales	5.3	3.7	(1.6)

Gross margin	65.4	70.5	5.1
Operating costs and expenses:
Store operating expenses	45.2	48.6	3.3
General and administrative	9.1	7.8	(1.3)
Amortization of intangibles	2.1	0.3	(1.8)
Stock option compensation	0.9	0.1	(0.7)

Operating income	8.1	13.7	5.6
Interest expense, net	(0.7)	(0.4)	0.3

Income before income taxes	7.4	13.3	5.9
Income taxes	3.0	5.3	2.3

Net income	4.4%	8.0%	3.6%

Adjusted EBITDA	17.5%	16.1%	(1.4)%
Number of stores open at end of period	1,031	1,465	434

        Revenue.    For the thirteen weeks ended April 7, 2002, total revenues increased 34.5% to $123.1 million from $91.6 million for the comparable period in the prior year. The increase for the year was due primarily to the expansion of our store base to 1,465 stores at the end of the first quarter of 2002 from 1,031 at the end of the first quarter last year, representing a 40.0% increase in the average number of stores open during the first quarter of 2002 versus the comparable quarter in 2001. The incremental stores in 2002 are primarily attributable to our acquisition of 324 Video Update stores in December 2001 and the internal development of new stores over the last year. A 0.3% increase in same store revenues also contributed to the overall increase in total revenues for the first quarter of 2002. The increase in same store revenues was the result of: (i) continued growth of DVD rental revenue; (ii) increases in the sales of previously viewed movies and previously played games; and, (iii) higher video game rental revenues driven by growth in the video game industry and consumer acceptance of new platforms released late in 2001. The revenue increases were partially offset by: (i) unfavorable weather during the first quarter of 2002 as compared to the first quarter of 2001; (ii) the broadcast of the Winter Olympics during the 2002 quarter; (iii) a less than optimal home movie release schedule as compared to the first quarter of 2001; and, (iv) dampened revenues in the Video Update stores as a result of point of sale system conversions and associated training issues.

        In the first quarter of 2002, we began reporting the sale of previously viewed rental inventory as rental revenue and the related cost as cost of rental revenue. The sales and costs associated with previously viewed rental inventory were previously reported as product sales and cost of product sales, respectively. The sales and costs of previously viewed rental inventory in prior periods have been reclassified to conform to the current year presentation for comparative purposes. The reclassifications had no impact on total revenues, gross margins or net income as previously reported.

        Cost of Sales.    The gross margin on rental revenue for the first quarter of 2002 was 72.7%, versus 68.7% in the first quarter of 2001. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the unamortized value of previously viewed rental inventory sold during the period. The improvement in the gross margin on rental revenue is a result of (i) the increasing shift of movie rentals from videocassettes to DVD, which currently has a lower cost structure than videocassettes; (ii) reduced overall product commitments in the first quarter of 2002, compared to the first quarter of 2001, due to a less than optimal home movie release schedule; and, (iii) the purchase price allocation of Video Update that produced lower than normal rental inventory amortization in the first quarter of 2002. The improvement in rental margins was partially offset by the initial investment in our game expansion program that is taking place in order to provide significant copy depth of all game platforms in our stores.

        Cost of product sales includes the costs of new VHS and DVD, concessions and other goods. The gross margin on product sales increased to 32.4% for the first quarter of 2002 from 17.4% in the first quarter of 2001. The significant increase was due to the decreased level of lower margin, new movies available for sale in the first quarter of 2002 coupled with deep discounts of certain new sales merchandise in the first quarter of 2001 to diminish levels of slow moving inventory.

        Operating Costs and Expenses.    Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 48.6% of total revenue in the first quarter of 2002 from 45.2% in the first quarter of 2001. The increase in store operating expenses as a percentage of total revenue was primarily due to a higher cost structure associated with the recently acquired 324 Video Update stores. The increase was offset partially by: (i) continued initiatives to reduce operating costs; (ii) strong performance of new stores; (iii) continued closure of under-performing units; and, (iv) the same store revenues increase of 0.3% in the first quarter of 2002.

        General and administrative expenses as a percentage of revenue, excluding a nonrecurring charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation in the first quarter of 2001, increased to 7.8% in the first quarter of 2002 from 7.3% for the comparable quarter of 2001. The increase was attributable to increases in travel, training and other expenses associated with the conversion of Video Update's point of sale system and the transitioning of this large acquisition into our store base.

        Amortization of intangibles as a percentage of total revenue for the first quarter of 2002 was 0.3%, a decrease from 2.1% in the first quarter of 2001. This decrease is due to the adoption of Financial Accounting Standards Board Statement No. 142. (See Recently Issued Accounting Pronouncements on page 9).

        Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. We expect to record adjustments to income from stock option compensation in future periods.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 127.6% in the first quarter of 2002 to $16.9 million. Excluding the nonrecurring charge to amend a supply contract and non-cash stock option compensation expense, operating income increased by 73.7% to $17.1 million for the first quarter of 2002 from $9.8 million in the first quarter of 2001.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. Our adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $852,000, or $0.03 per diluted share, for the first quarter of 2001. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

General Economic Trends, Quarterly Results of Operations and Seasonality

        Our business is subject to fluctuations in operating results due to a number of factors, many of which are outside of our control. These fluctuations may be caused by, among other things:

  •
  the number, timing and performance of new or acquired stores;

  •
  public acceptance of, interest in, and availability of, newly released movies;

  •
  our mix of products rented and sold;

  •
  marketing programs and new release acquisition costs;

  •
  seasonality—compared to other months during the year, we experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions. Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment; and

  •
  special events, such as the Olympics or ongoing major news events of significant public interest.

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

        During the first quarter of 2002, we generated approximately $19.8 million in Adjusted EBITDA, a 23.7% increase over $16.0 million for the comparable quarter of 2001. This increase was primarily driven by the revenue growth and gross margin increases as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company's ability to incur and service debt. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.

        We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $30.2 million for the first quarter of 2002 compared to $27.4 million for the first quarter of 2001. Net cash provided by operating activities continues to be sufficient to cover our rental inventory replenishment, capital resource and debt service needs.

        Net cash used in investing activities was $38.0 million for the first quarter of 2002, versus $21.7 million for the comparable period in 2001. The increase is primarily due to more significant acquisition activity in 2002 versus 2001 and increased rental inventory purchases in 2002 to support a 40.0% larger average store base.

        Net cash provided by financing activities was $11.8 million for the first quarter of 2002 and resulted primarily from increases in borrowings under our credit facility. In the comparable period of 2001, we decreased borrowings under our credit facility, resulting in net cash used in financing activities of $5.8 million.

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility. This credit facility replaced a similar revolving credit facility with First Union National Bank of North Carolina, which was due to expire on January 7, 2002. Our new credit facility is unsecured and provides for borrowings of up to $65 million through July 6, 2002, $55 million through July 5, 2003 and $45 million until final maturity on July 4, 2004. The interest rate on our new credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by our new credit facility, we entered into a new interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage.

        On April 11, 2002, we filed a registration statement with the SEC for an offering of 8,250,000 shares of common stock. The offering was priced at $18.25 on May 15, 2002 and closed on May 21, 2002. We issued 3,900,000 shares and selling stockholders sold 4,350,000 shares, including 350,000 shares issued upon the exercise of stock options. We received approximately $67.8 million in total net proceeds from this offering. We will use the proceeds from the offering to repay outstanding borrowings under our credit facility and for new store openings, selective acquisitions, working capital and other general corporate purposes. The stock offering increased the total shares of common stock outstanding by 4,250,000 shares.

        Concurrent with the closing of the stock offering on May 21, 2002, the terms of our credit facility require the amount available to us under the credit facility to be reduced by 25% of the net proceeds from the offering. We are currently negotiating, and expect to receive, an amendment to the credit facility which would waive the requirement to reduce the borrowing capacity.

        We grow our store base through internally developed and acquired stores. We opened 18 internally developed stores, acquired 39 stores and closed seven stores during the first quarter of 2002. We remain on target to open at least 125 new stores in 2002. To the extent available, new stores and future acquisitions may be completed using funds available under our new credit facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

        At April 7, 2002, we had a working capital deficit of $38.1 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

        The following table discloses our contractual obligations and commercial commitments as of April 7, 2002:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Credit facility—outstanding(1)	$37,500	$—	$37,500	$—	$—
Operating leases	179,038	6,605	125,683	31,214	15,536
Unconditional purchase obligations	17,838	4,000	12,000	1,838	—

Total contractual cash obligations	$234,376	$10,605	$175,183	$33,052	$15,536

(1)
The total commercial commitment under our credit facility is $65 million, with expiration as follows: $10 million on July 6, 2002, $10 million on July 5, 2003 and $45 million on July 4, 2004. As of April 7, 2002, there were standby letters of credit outstanding under our credit facility of $537,000, of which $212,000 expires on June 27, 2002 and $325,000 expires on December 31, 2002.

        We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through at least fiscal 2002. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

        Our ability to fund our current plan of operations, our growth plans and our debt service requirements will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt, fund capital resource needs and cover the ongoing costs of operating our business. If we are unable to satisfy these requirements with cash flow from operations, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Critical Accounting Policies

        Our significant accounting policies are described in note 1 to our consolidated financial statements as filed in our annual report on Form 10-K for the fiscal year ended January 6, 2002. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting policies include our policies with respect to rental inventory amortization, the recognition of extended viewing fee revenue, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes. These policies are discussed in Item 7 of our annual report on Form 10-K for the fiscal year ended January 6, 2002.

Forward Looking Statements

        To take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, you are hereby cautioned that this report contains forward-looking statements that are based upon current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the risk factors that are discussed from time to time in our SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 6, 2002, and the report on Form S-1, as amended, filed with the SEC on May 15, 2002. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        There have been no material changes in our inherent market risks since the disclosures made as of January 6, 2002 in our annual report on Form 10-K.

Part II—Other Information

Item 1. Legal Proceedings

        We are a defendant in one putative class action lawsuit in Alabama, Sable Denise Mack, et. al. v. M.G.A., Inc., filed on December 8, 2000 in the Circuit Court of Tuscaloosa County, Alabama; one putative class action lawsuit filed on August 17, 2001 in the 71st Judicial District Court, Harrison County, Texas, Shannon Thompson, et. al. v. M.G.A., Inc.; and one putative class action lawsuit filed on December 3, 2001, in the Chancery Court of Fayette County, Tennessee, Michael McCullar, et al. v. Movie Gallery, Inc., et al. Each of these lawsuits alleges, on behalf of a nationwide class of all customers, that the extended viewing fees we charge our customers for keeping our rental products beyond the initial rental period are penalties in violation of common law and equitable theories. The dollar amounts that plaintiffs seek in each of the foregoing three putative class action lawsuits is not set forth in the complaints. Similar class action lawsuits have been filed against the two largest chains in our industry. Without admitting any fault, one of our competitors recently settled all of these class action lawsuits pending against it. According to the announced terms of the settlement, this company agreed to make certificates available to class members for rentals and cash discounts and to pay approximately $9.0 million of the plaintiffs' attorneys' fees. Although the settlement of this case was approved by the trial court, an appeal of the approval filed by some of the class members is currently pending.

        We recently obtained a court order preliminarily approving a settlement agreement between us and the plaintiffs in the Tennessee case, by which we agreed to settle claims of all of the members of the nationwide class of customers. Under the terms of the settlement agreement, we are required to give class members certificates with values ranging from $9 to $16, redeemable between January 30, 2003 and June 30, 2003, for movie rentals, game rentals, and non-food purchases in our stores. We would also pay the plaintiffs' attorneys up to $850,000 in fees. A fairness hearing regarding this settlement has been scheduled for November 22, 2002. At this hearing, the court will consider any objections to the settlement agreement brought by class members, their attorneys or other interested parties, and will determine whether to approve, reject or modify the terms of the settlement. If approved on the proposed terms, the settlement would likely release all claims made by all class members in all the pending class actions, other than members who choose not to participate in the settlement. We believe that our extended viewing fees do not violate any laws. As a result, in the event the settlement described above is not approved by the court we intend to continue to vigorously defend the lawsuits filed against us.

        In connection with the settlement, we filed a motion in the class action lawsuits in Alabama and Texas to require the plaintiffs to stop their actions in those lawsuits. The plaintiffs in the Alabama case have objected to our motion, and have filed their own motion seeking attorneys' fees. We intend to vigorously object to the Alabama plaintiffs' pursuit of any action in this case, including their claim for attorneys' fees.

        Although we believe that the foregoing claims against us are unwarranted and without merit, we cannot assure you as to the outcome of these proceedings, or that any settlement will receive final court approval. We do, however, expect to incur a one-time charge to our earnings of approximately $4 million in the second quarter of 2002, as a result of the settlement agreement described above, which amount includes $850,000 of plaintiffs' attorneys' fees.

        In addition, we are involved in litigation in the ordinary course of our business, none of which, if decided adversely to us, individually or in the aggregate, would be material to our business or results of operations.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

    10.1
    Underwriting Agreement dated May 15, 2002.

        b) Reports on Form 8-K

    We filed a Form 8-K/A reporting on Items 2 and 7 on January 7, 2002.

    We filed a Form 8-K/A reporting on Item 7 on April 10, 2002, including audited historical financial statements of Video Update, Inc. for the fiscal year ended April 30, 2001 and unaudited pro forma financial information for Movie Gallery, Inc. for the fiscal year ended January 6, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc. (Registrant)
Date: May 22, 2002	/s/ J. STEVEN ROY J. Steven Roy, Executive Vice President and Chief Financial Officer

QuickLinks

Index
Consolidated Balance Sheets
Consolidated Statements of Income (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Movie Gallery, Inc. Notes to Consolidated Financial Statements (Unaudited) April 7, 2002
Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
Part II—Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures