Form 10-Q
period 2002-07-07
MOVIE GALLERY INC
filed 2002-08-21
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 7, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☐    NO ☒

        The number of shares outstanding of the registrant's common stock as of August 14, 2002 was 31,931,052.

Movie Gallery, Inc.

Index

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 6, 2002	July 7, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,349	$45,900
Merchandise inventory	6,739	9,263
Prepaid expenses	2,085	2,423
Store supplies and other	5,582	5,047
Deferred income taxes	1,159	1,222

Total current assets	31,914	63,855
Rental inventory, net	88,424	98,960
Property, furnishings and equipment, net	71,739	78,067
Goodwill, net	71,682	93,095
Other intangibles, net	4,156	7,313
Deposits and other assets	2,217	3,086

Total assets	$270,132	$344,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,785	$56,555
Accrued liabilities	28,935	31,607

Total current liabilities	80,720	88,162
Long-term debt	26,000	—
Other accrued liabilities	606	331
Deferred income taxes	624	3,996
Stockholders' equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 27,214,936 and 31,918,272 shares issued and outstanding, respectively	27	32
Additional paid-in capital	140,475	214,494
Retained earnings	21,713	37,187
Accumulated other comprehensive income (loss)	(33)	174

Total stockholders' equity	162,182	251,887

Total liabilities and stockholders' equity	$270,132	$344,376

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	July 7, 2002	July 1, 2001	July 7, 2002
Revenues:
Rentals	$78,381	$115,634	$164,036	$232,052
Product sales	4,606	6,944	10,522	13,656

Total revenues	82,987	122,578	174,558	245,708
Cost of sales:
Cost of rental revenues	25,874	32,977	52,701	64,734
Cost of product sales	3,496	5,382	8,384	9,922

Gross margin	53,617	84,219	113,473	171,052
Operating costs and expenses:
Store operating expenses	40,477	60,835	81,871	120,675
General and administrative	6,417	12,547	14,741	22,137
Amortization of intangibles	1,590	360	3,504	697
Stock option compensation	2,533	749	3,344	946

Operating income	2,600	9,728	10,013	26,597
Interest expense, net	(1,080)	(394)	(1,745)	(840)

Income before income taxes	1,520	9,334	8,268	25,757
Income taxes	593	3,734	3,322	10,283

Net income	$927	$5,600	$4,946	$15,474

Earnings per share:
Basic	$0.04	$0.19	$0.20	$0.54

Diluted	$0.04	$0.18	$0.19	$0.52

Weighted average shares outstanding:
Basic	25,394	29,841	25,245	28,583
Diluted	26,753	31,115	26,118	29,866

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 1, 2001	July 7, 2002
Operating activities:
Net income	$4,946	$15,474
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of rental inventory	31,804	33,329
Depreciation and intangibles amortization	11,262	9,567
Stock option compensation	3,344	946
Tax benefit of stock options exercised	468	3,875
Deferred income taxes	874	3,309
Changes in operating assets and liabilities:
Merchandise inventory	3,302	(2,341)
Notes receivable	(11,010)	—
Other current assets	(1,509)	197
Deposits and other assets	(188)	(869)
Accounts payable	(2,814)	4,970
Accrued liabilities	1,049	2,347

Net cash provided by operating activities	41,528	70,804
Investing activities:
Business acquisitions	(120)	(32,206)
Purchases of rental inventory, net	(33,024)	(39,550)
Purchases of property, furnishings and equipment	(8,841)	(12,907)

Net cash used in investing activities	(41,985)	(84,663)
Financing activities:
Net proceeds from issuance of common stock	947	69,203
Net proceeds from (payments on) long-term debt	100	(26,000)

Net cash provided by financing activities	1,047	43,203
Effect of exchange rate changes on cash and cash equivalents	—	207

Increase in cash and cash equivalents	590	29,551
Cash and cash equivalents at beginning of period	7,029	16,349

Cash and cash equivalents at end of period	$7,619	$45,900

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

July 7, 2002

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 7, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 5, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended January 6, 2002.

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

        The extraordinary loss on early extinguishment of debt reported in the second quarter of 2001 ($177,000, net of taxes of $113,000) has been reclassified to interest expense and income taxes. The item is not material to our operating results and the reclassification had no impact on net income as previously reported.

2.    Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. The adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $863,000, or $0.03 per diluted share, and $1,715,000, or $0.06 per diluted share, for the thirteen weeks and twenty-six weeks ended July 1, 2001, respectively. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

        The components of amortized other intangible assets are as follows (in thousands):

	January 6, 2002		July 7, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$8,688	$(5,662)	$8,990	$(5,992)
Customer lists	1,130	—	4,533	(218)

Total	$9,818	$(5,662)	$13,523	$(6,210)

        Estimated amortization expense for other intangible assets for the remainder of 2002 and the five succeeding fiscal years follows (in thousands):

2002 (remainder)	$798
2003	1,575
2004	1,521
2005	1,048
2006	788
2007	712

        The changes in the carrying amounts of goodwill for the twenty-six weeks ended July 7, 2002, are as follows (in thousands):

Balance as of January 6, 2002	$71,682
Goodwill acquired	21,413

Balance as of July 7, 2002	$93,095

3.    Financing Obligations

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility. This credit facility replaced a similar revolving credit facility with First Union National Bank of North Carolina, which was due to expire on January 7, 2002. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering (see note 5) and terminated the interest rate swap agreement.

4.    Exit Costs

        In connection with the purchase price allocation for Video Update, Inc. (acquired in December 2001), we recorded accrued expenses of approximately $1.3 million to terminate the operations of the Video Update corporate office and to transition those functions to our corporate offices. The accrual consists primarily of payroll costs, rent and utilities during the transition period. The accrual is subject to change if the transition period extends beyond that originally anticipated.

Adjustments to the accrual, if any, will be reported as an adjustment to the purchase price allocation. We paid approximately $387,000 and $1,036,000 against the accrual during the thirteen weeks and twenty-six weeks ended July 7, 2002, respectively.

5.    Stockholders' Equity

Common Stock

        Our Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares. All prior periods have been restated to reflect the stock splits.

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,359,000 and 1,274,000 for the thirteen weeks ended July 1, 2001 and July 7, 2002, respectively; 873,000 and 1,283,000 for the twenty-six weeks ended July 1, 2001 and July 7, 2002, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

Stock Offering

        On April 11, 2002, we filed a registration statement with the SEC for an offering of our common stock. The offering was priced at $18.25 and closed on May 21, 2002. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.5 million. A portion of the proceeds from the offering were used to repay outstanding borrowings under the credit facility. We plan to use the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

6.    Comprehensive Income

        Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	July 7, 2002	July 1, 2001	July 7, 2002
Net income	$927	$5,600	$4,946	$15,474
Foreign currency translation adjustment	—	190	—	207

Comprehensive income	$927	$5,790	$4,946	$15,681

7.    Legal Settlement

        On April 19, 2002, we obtained preliminary court approval of a settlement agreement to resolve class action lawsuits regarding extended viewing fees charged to our customers. The terms of the settlement would provide coupons to eligible customers with values ranging from $9 to $16 to be used toward movie or game rentals or non-food purchases at Movie Gallery and affiliated stores nationwide. The agreement is subject to a fairness hearing currently scheduled for November 22, 2002. If final approval is received, the coupons will be issued and will be redeemable between January 30 and June 30, 2003. As a result of the agreement, we have recorded a one-time charge in the second quarter of 2002 of approximately $4 million, including attorneys' fees for the class of $850,000.

8.    Supply Contract

        We have a supply contract with Rentrak Corporation which requires us to order VHS rental inventory under lease sufficient to require an aggregate minimum payment of $4 million per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006. In March 2001, the terms of our existing supply contract with Rentrak were amended. We paid Rentrak $1.6 million in connection with the amendment to the contract. Additionally, we prepaid approximately $0.9 million to be applied over a three-year period against future amounts due under the contract.

Movie Gallery, Inc.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

        The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA expressed as a percentage of total revenue and the number of stores open at the end of each period.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2001	July 7, 2002	Increase (Decrease)	July 1, 2001	July 7, 2002	Increase (Decrease)
Revenues:
Rentals	94.4%	94.3%	(0.1)%	94.0%	94.4%	0.4%
Product sales	5.6	5.7	0.1	6.0	5.6	(0.4)

Total revenues	100.0	100.0	—	100.0	100.0	—
Cost of sales:
Cost of rental revenues	31.2	26.9	(4.3)	30.2	26.4	(3.8)
Cost of product sales	4.2	4.4	0.2	4.8	4.0	(0.8)

Gross margin	64.6	68.7	4.1	65.0	69.6	4.6
Operating costs and expenses:
Store operating expenses	48.8	49.6	0.8	46.9	49.1	2.2
General and administrative
Recurring expenses	7.7	7.0	(0.7)	7.6	7.4	(0.2)
Non-recurring items	—	3.3	3.3	0.9	1.6	0.7
Amortization of intangibles	1.9	0.3	(1.6)	2.0	0.3	(1.7)
Stock option compensation	3.1	0.6	(2.5)	1.9	0.4	(1.5)

Operating income	3.1	7.9	4.8	5.7	10.8	5.1
Interest expense, net	(1.3)	(0.3)	1.0	(1.0)	(0.3)	0.7

Income before income taxes	1.8	7.6	5.8	4.7	10.5	5.8
Income taxes	0.7	3.0	2.3	1.9	4.2	2.3

Net income	1.1%	4.6%	3.5%	2.8%	6.3%	3.5%

Adjusted EBITDA	15.5%	14.8%	(0.7)%	16.5%	15.5%	(1.0)%
Number of stores open at end of period	1,050	1,560	510	1,050	1,560	510

        Revenue.    For the thirteen weeks and twenty-six weeks ended July 7, 2002, total revenues were $122.6 million and $245.7 million, respectively, increases of 47.7% and 40.8% over the comparable periods in 2001. The increase for the year was due primarily to the expansion of our store base to 1,560 stores at the end of the second quarter of 2002 from 1,050 at the end of the second quarter last year, representing a 42.6% increase in the average number of stores open during the second quarter of 2002. The incremental stores in 2002 are primarily attributable to our acquisition of 324 Video Update stores in December 2001 and the internal development of new stores over the last year. Increases in same store revenues of 1.3% and 0.8% for the second quarter and year-to-date period of 2002, respectively, also contributed to the overall increase in total revenues. The increase in same store revenues was the result of: (i) continued growth of DVD rental revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by growth in the video game industry and consumer acceptance of new platforms released late in 2001; and, (iv) a favorable slate of new release titles in the second quarter of 2002 versus the second quarter of 2001. The revenue increases were partially offset by: (i) a significant decline in rental revenue from VHS product due to the continued consumer transition to DVD; (ii) unfavorable weather during the first half of 2002 as compared to the first half of 2001; (iii) the broadcast of the Winter Olympics during the first quarter of 2002; and, (iv) a less than optimal home movie release schedule in the first quarter of 2002 as compared to the first quarter of 2001.

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

        Cost of Sales.    The gross margin on rental revenue for the second quarter and year-to-date period of 2002 was 71.5% and 72.1%, respectively, versus 67.0% and 67.9% for the comparable quarter and year-to-date period of 2001. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the unamortized value of previously viewed rental inventory sold during the period. The improvement in the gross margin on rental revenue is a result of (i) the increasing shift of movie rentals from videocassettes to DVD, which currently has a lower cost structure than videocassettes and (ii) the purchase price allocation of Video Update that produced lower than normal rental inventory amortization in the first half of 2002. The improvement in rental margins was partially offset by the initial investment in our game expansion program that is taking place in order to provide significant copy depth of all game platforms in our stores.

        Cost of product sales includes the costs of new VHS and DVD, concessions and other goods. The gross margin on product sales decreased to 22.5% for the second quarter of 2002 from 24.1% in the second quarter of 2001, and increased to 27.3% for the year-to-date period of 2002 versus 20.3% in the comparable period of 2001. The increase in the year-to-date gross margin was due to the decreased level of lower margin, new movies available for sale in 2002 versus 2001, coupled with deep discounts of certain new sales merchandise in the first quarter of 2001 to diminish levels of slow moving inventory.

        Operating Costs and Expenses.    Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 49.6% and 49.1% of total revenue for the second quarter and year-to-date period of 2002, respectively. This reflects an increase from 48.8% and 46.9% in the comparable periods of 2001, respectively. The increase in store operating expenses as a percentage of total revenue was primarily due to a higher cost structure associated with the recently acquired 324 Video Update stores. The increase was offset partially by: (i) continued initiatives to reduce operating costs; (ii) strong performance of new stores; (iii) continued closure of under-performing units; and, (iv) the same store revenues increase of 1.3% and 0.8% in the second quarter and year-to-date period of 2002, respectively.

        General and administrative expenses include a legal settlement charge of $4.0 million in the second quarter of 2002 regarding our extended viewing fee policy and a non-recurring charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation in the first quarter of 2001. Excluding these two items, general and administrative expenses as a percentage of revenue decreased to 7.0% and 7.4%, respectively, for the second quarter and year-to-date period of 2002 from 7.7% and 7.6% for the comparable periods in 2001, respectively. The decrease was attributable to increased revenues while leveraging general and administrative expenses associated with an increased store base.

        Amortization of intangibles as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 7, 2002 was 0.3%, decreases from 1.9% and 2.0% for the comparable periods of

2001, respectively. This decrease is due to the adoption of Financial Accounting Standards Board Statement No. 142. (See "Business Combinations, Goodwill and Other Intangible Assets").

        Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. We expect to record adjustments to income from stock option compensation in future periods.

        Interest expense as a percentage of total revenue decreased to 0.3% for the thirteen weeks and twenty-six weeks ended July 7, 2002, from 1.3% and 1.0% in the comparable periods of 2001, respectively. The decrease is primarily due to the repayment of all outstanding debt in May 2002.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 274.2% and 165.6%, respectively, for the second quarter and year-to-date period of 2002 to $9.7 million and $26.6 million, respectively. Excluding the legal settlement charge, the non-recurring charge to amend a supply contract and non-cash stock option compensation expense, operating income increased by 182.0% and 110.9% for the second quarter and year-to-date period of 2002 to $14.5 million and $31.5 million, respectively.

Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. Our adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $863,000, or $0.03 per diluted share, for the second quarter of 2001 and by approximately $1,715,000, or $0.06 per diluted share, for the first half of 2001. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

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

Liquidity and Capital Resources

        Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding, and supplying new computer hardware for acquired stores. We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, proceeds from our common stock offering and, if necessary, loans under revolving credit facilities.

        During the twenty-six weeks ended July 7, 2002 we generated approximately $38.0 million in Adjusted EBITDA, a 31.7% increase over $28.8 million for the comparable period in the prior year. This increase was primarily driven by the revenue growth and gross margin increases as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash stock option compensation and non-recurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company's ability to incur and service debt. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA. Our calculation of Adjusted EBITDA is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	July 7, 2002	July 1, 2001	July 7, 2002
Operating income	$2,600	$9,728	$10,013	$26,597
Amortization of rental inventory	16,076	16,474	31,804	33,329
Depreciation and intangibles amortization	5,533	4,847	11,262	9,567
Stock option compensation(a)	2,533	749	3,344	946
Non-recurring items(b)	—	4,000	1,600	4,000
New release replenishment, net(c)	(13,919)	(17,638)	(29,175)	(36,451)

Adjusted EBITDA	$12,823	$18,160	$28,848	$37,988

(a)
Non-cash compensation expense associated with certain stock options that were repriced during the first quarter of 2001 and are subsequently accounted for as variable stock options.

(b)
Reflects a legal settlement of $4 million for the second quarter and year-to-date period of 2002 and a supply contract amendment of $1.6 million for the year-to-date period of 2001.

(c)
Represents the cost of replenishing new release rental videocassettes, DVDs and video games for existing stores (net of the write-off of the net book value of previously viewed rental inventory sold) that are included in investing activities on our statements of cash flows. This cost is in addition to the cost of rental inventory represented by revenue sharing expense included in our statements of income.

        We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $70.8 million for the twenty-six weeks ended July 7, 2002 compared to $41.5 million for the twenty-six weeks ended July 1, 2001. Net cash provided by operating activities continues to be sufficient to cover our rental inventory and capital asset replenishment needs.

        Net cash used in investing activities was $84.7 million for the first half of 2002, versus $42.0 million for the comparable period in 2001. The increase is primarily due to more significant acquisition activity in 2002 versus 2001 and increased rental inventory purchases in 2002 to support a larger store base.

        Net cash provided by financing activities was $43.2 million for the first half of 2002, versus $1.0 million for the comparable period in 2001. The increase is primarily due to the net result of the proceeds from our stock offering and the subsequent repayment of amounts outstanding under our credit facility.

        On April 11, 2002, we filed a registration statement with the SEC for an offering of our common stock. The offering was priced at $18.25 and closed on May 21, 2002. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.5 million. We used a portion of the proceeds to repay outstanding borrowings under our credit facility. We plan to use the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility. This credit facility replaced a similar revolving credit facility with First Union National Bank of North Carolina, which was due to expire on January 7, 2002. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering and terminated the interest rate swap agreement.

        We grow our store base through internally developed and acquired stores. We opened 45 internally developed stores, acquired 119 stores and closed 19 stores during the first half of 2002. We expect to open 140 new stores in 2002. To the extent available, new stores and future acquisitions may be completed using proceeds from our recent stock offering, funds available under our credit facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

        At July 7, 2002, we had a working capital deficit of $24.3 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

        The following table discloses our contractual obligations and commercial commitments as of July 7, 2002:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Credit facility—outstanding(1)	$—	$—	$—	$—	$—
Operating leases	191,522	6,084	137,996	33,548	13,894
Unconditional purchase obligations	16,838	4,000	12,000	838	—

Total contractual cash obligations	$208,360	$10,084	$149,996	$34,386	$13,894

(1)
The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2004. As of July 7, 2002, there were standby letters of credit outstanding under our credit facility of $537,000, of which $325,000 expires on December 31, 2002 and $212,000 expires on June 27, 2003.

        We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2002. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

        Our ability to fund our current plan of operations and our growth plans will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating our business and service any debt incurred in the future. If we are unable to satisfy these requirements with cash flow from operations and cash on hand, we may be required to sell assets or to obtain additional financing. We cannot assure you that any such sales of assets or additional financing could be obtained.

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

        With respect to rental inventory, a major component of our cost structure is based upon the method by which we amortize our rental inventory. This method (described in note 1 to our consolidated financial statements as filed in our annual report on Form 10-K for the fiscal year ended January 6, 2002) is dependent upon the net realizable value of our inventory and the demand patterns of the rental products we provide. The largest two chains in our industry tend to operate in more urban areas with higher levels of DVD penetration. As a result of the transition of consumer preferences from renting videocassettes to DVDs, these two companies have changed their estimates used to amortize rental inventory by reducing the residual values of the videocassette product and by accelerating the write-off period. We periodically evaluate the necessity of accelerating our amortization method based on consumer demand for our products and at some time in the future may make a change in our methods or estimates. Such a change could result in a significant one-time non-cash charge to our earnings, which could have a negative effect on our results of operations.

Forward Looking Statements

        To take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, you are hereby cautioned that this report contains forward-looking statements that are based upon current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the risk factors that are discussed from time to time in our SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended January 6, 2002, and the Prospectus filed pursuant to rule 424(b)(1), filed with the SEC on May 17, 2002. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        In May 2002, we repaid all outstanding debt and terminated our interest rate swap agreement. There have been no other material changes in our inherent market risks since the disclosures made as of January 6, 2002 in our annual report on Form 10-K.

Part II—Other Information

Item 1.    Legal Proceedings

        As discussed in our report on Form 10-Q for the quarter ended April 7, 2002 and filed with the Securities and Exchange Commission on May 22, 2002, we are a defendant in one putative class action lawsuit in Alabama, Sable Denise Mack, et. al. v. M.G.A., Inc., filed on December 8, 2000 in the Circuit Court of Tuscaloosa County, Alabama; one putative class action lawsuit filed on August 17, 2001 in the 71stJudicial District Court, Harrison County, Texas, Shannon Thompson, et. al. v. M.G.A., Inc.; and one putative class action lawsuit filed on December 3, 2001, in the Chancery Court of Fayette County, Tennessee, Michael McCullar, et al. v. Movie Gallery, Inc., et al. Each of these lawsuits alleges, on behalf of a nationwide class of all customers, that the extended viewing fees we charge our customers for keeping our rental products beyond the initial rental period are penalties in violation of common law and equitable theories. The dollar amounts that plaintiffs seek in each of the foregoing three putative class action lawsuits is not set forth in the complaints. Similar class action lawsuits have been filed against the two largest chains in our industry. Without admitting any fault, one of our competitors settled all of these class action lawsuits pending against it. According to the announced terms of the settlement, this company agreed to make certificates available to class members for rentals and cash discounts and to pay approximately $9.0 million of the plaintiffs' attorneys' fees. Although the settlement of this case was approved by the trial court, an appeal of the approval filed by some of the class members is currently pending.

        In April 2002, we obtained a court order preliminarily approving a settlement agreement between us and the plaintiffs in the Tennessee case, by which we agreed to settle claims of all of the members of the nationwide class of customers. Under the terms of the settlement agreement, we are required to give class members certificates with values ranging from $9 to $16, redeemable between January 30, 2003 and June 30, 2003, for movie rentals, game rentals, and non-food purchases in our stores. We would also pay the plaintiffs' attorneys up to $850,000 in fees. A fairness hearing regarding this settlement has been scheduled for November 22, 2002. At this hearing, the court will consider any objections to the settlement agreement brought by class members, their attorneys or other interested parties, and will determine whether to approve, reject or modify the terms of the settlement. If approved on the proposed terms, the settlement would likely release all claims made by all class members in all the pending class actions, other than members who choose not to participate in the settlement. We believe that our extended viewing fees do not violate any laws. As a result, in the event the settlement described above is not approved by the court we intend to continue to vigorously defend the lawsuits filed against us.

        In connection with the settlement, the class action lawsuits in Alabama and Texas have been stayed, requiring the plaintiffs to stop their actions in those lawsuits pending final approval of the settlement.

        Although we believe that the foregoing claims against us are unwarranted and without merit, we cannot assure you as to the outcome of these proceedings, or that any settlement will receive final court approval. We did, however, incur a one-time charge to our earnings of approximately $4 million in the second quarter of 2002, as a result of the settlement agreement described above, which amount includes $850,000 of plaintiffs' attorneys' fees.

        In addition, we are involved in litigation in the ordinary course of our business, none of which, if decided adversely to us, individually or in the aggregate, would be material to our business or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on June 13, 2002. The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

  1.
  The five nominees proposed by the Board of Directors were elected as directors by the following votes:

Name	For	Withheld
J. T. Malugen	16,107,184	5,047,627
H. Harrison Parrish	16,207,584	4,947,227
William B. Snow	20,259,422	895,389
Sanford C. Sigoloff	20,259,422	895,389
Philip B. Smith	20,259,422	895,389
  2.
  A proposal to approve an amendment to our Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 65,000,000 was approved by a vote of 20,006,143 for versus 1,110,053 against. There were 38,615 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

10.1	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated August 15, 2002.
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

MOVIE GALLERY, INC. (Registrant)

Date: August 21, 2002	/s/ J. STEVEN ROY J. Steven Roy, Executive Vice President and Chief Financial Officer

QuickLinks

Movie Gallery, Inc. Index
Movie Gallery, Inc. Consolidated Balance Sheets (in thousands)
Movie Gallery, Inc. Consolidated Statements of Income (Unaudited) (in thousands, except per share data)
Movie Gallery, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
Movie Gallery, Inc. Notes to Consolidated Financial Statements (Unaudited) July 7, 2002
Movie Gallery, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
Part II—Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures