Form 10-Q
period 2002-10-06
MOVIE GALLERY INC
filed 2002-11-20
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☐    NO ☒

The number of shares outstanding of the registrant's common stock as of November 13, 2002 was 31,958,284.

Movie Gallery, Inc.
Index

Movie Gallery, Inc.
Consolidated Balance Sheets
(in thousands)

	January 6, 2002	October 6, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,349	$29,100
Merchandise inventory	6,739	10,919
Prepaid expenses	2,085	1,960
Store supplies and other	5,582	5,535
Deferred income taxes	1,159	1,225

Total current assets	31,914	48,739
Rental inventory, net	88,424	105,023
Property, furnishings and equipment, net	71,739	82,324
Goodwill, net	71,682	104,194
Other intangibles, net	4,156	8,624
Deposits and other assets	2,217	2,981

Total assets	$270,132	$351,885

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,785	$54,496
Accrued liabilities	28,935	26,038

Total current liabilities	80,720	80,534
Long-term debt	26,000	—
Other accrued liabilities	606	204
Deferred income taxes	624	10,078
Stockholders' equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 27,214,936 and 31,948,919 shares issued and outstanding, respectively	27	32
Additional paid-in capital	140,475	214,505
Retained earnings	21,713	46,579
Accumulated other comprehensive loss	(33)	(47)

Total stockholders' equity	162,182	261,069

Total liabilities and stockholders' equity	$270,132	$351,885

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	October 6, 2002	September 30, 2001	October 6, 2002
Revenues:
Rentals	$82,109	$122,246	$246,145	$354,298
Product sales	4,358	8,189	14,880	21,845

Total revenues	86,467	130,435	261,025	376,143
Cost of sales:
Cost of rental revenues	25,829	34,551	78,530	99,285
Cost of product sales	3,536	5,481	11,920	15,403

Gross margin	57,102	90,403	170,575	261,455
Operating costs and expenses:
Store operating expenses	42,810	65,062	124,681	185,737
General and administrative	7,531	9,339	22,272	31,476
Amortization of intangibles	1,568	416	5,072	1,113
Stock option compensation	2,443	(151)	5,787	795

Operating income	2,750	15,737	12,763	42,334
Interest expense, net	(666)	(84)	(2,411)	(924)

Income before income taxes	2,084	15,653	10,352	41,410
Income taxes	813	6,261	4,135	16,544

Net income	$1,271	$9,392	$6,217	$24,866

Earnings per share:
Basic	$0.05	$0.29	$0.24	$0.84

Diluted	$0.05	$0.29	$0.23	$0.81

Weighted average shares outstanding:
Basic	26,072	31,937	25,520	29,701
Diluted	27,920	32,902	26,720	30,878

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	September 30, 2001	October 6, 2002
Operating activities:
Net income	$6,217	$24,866
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	57,858	71,051
Depreciation and intangibles amortization	16,626	14,545
Stock option compensation	5,787	795
Tax benefit of stock options exercised	2,091	4,006
Deferred income taxes	7	9,388
Changes in operating assets and liabilities:
Merchandise inventory	3,627	(3,880)
Notes receivable	(13,460)	—
Other current assets	(1,639)	179
Deposits and other assets	(936)	(678)
Accounts payable	(3,290)	2,911
Accrued liabilities	1,360	(3,459)

Net cash provided by operating activities	74,248	119,724
Investing activities:
Business acquisitions	(5,718)	(47,508)
Purchases of rental inventory	(60,944)	(81,674)
Purchases of property, furnishings and equipment	(15,375)	(21,011)

Net cash used in investing activities	(82,037)	(150,193)
Financing activities:
Net proceeds from issuance of common stock	—	66,775
Proceeds from exercise of stock options	3,589	2,459
Net proceeds from (payments on) long-term debt	3,780	(26,000)

Net cash provided by financing activities	7,369	43,234
Effect of exchange rate changes on cash and cash equivalents	—	(14)

Increase (decrease) in cash and cash equivalents	(420)	12,751
Cash and cash equivalents at beginning of period	7,029	16,349

Cash and cash equivalents at end of period	$6,609	$29,100

See accompanying notes.

Movie Gallery, Inc.
Notes to Consolidated Financial Statements (Unaudited)
October 6, 2002

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 6, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 5, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended January 6, 2002.

        In the first quarter of 2002, we began reporting the sale of previously viewed rental inventory as rental revenue and the related cost as cost of rental revenue. The sales and costs associated with previously viewed rental inventory were previously reported as product sales and cost of product sales, respectively. The sales and costs of previously viewed rental inventory in prior periods have been reclassified to conform to the current year presentation for comparative purposes. The reclassifications had no impact on total revenues, gross margins or net income as previously reported. Additionally, the non-cash cost (unamortized book value) of previously viewed rental inventory sold has been reclassified on the statement of cash flows to be reported with rental inventory amortization. These costs were previously netted against purchases of rental inventory as investing activities in the statement of cash flows. The current presentation is more consistent with the classification of these costs in the income statement and discloses the gross rental inventory purchases, before the write-off of previously viewed inventory sold, on the face of the statement of cash flows.

        The extraordinary loss on early extinguishment of debt reported in the third quarter of 2001 ($177,000, net of taxes of $113,000) has been reclassified to interest expense and income taxes. The item is not material to our operating results and the reclassification had no impact on net income as previously reported.

2. Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. The adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $862,000, or $0.03 per diluted share, and $2,577,000, or $0.09 per diluted share, for the thirteen weeks and thirty-nine weeks ended September 30, 2001, respectively. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

        The components of amortized other intangible assets are as follows (in thousands):

	January 6, 2002		October 6, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$8,688	$(5,662)	$9,291	$(6,241)
Customer lists	1,130	—	5,957	(383)

Total	$9,818	$(5,662)	$15,248	$(6,624)

        Estimated amortization expense for other intangible assets for the remainder of 2002 and the five succeeding fiscal years follows (in thousands):

2002 (remainder)	$459
2003	1,841
2004	1,786
2005	1,313
2006	1,051
2007	949

        The changes in the carrying amounts of goodwill for the thirty-nine weeks ended October 6, 2002, are as follows (in thousands):

Balance as of January 6, 2002	$71,682
Goodwill acquired	32,512

Balance as of October 6, 2002	$104,194

3. Financing Obligations

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering (see note 5) and terminated the interest rate swap agreement.

4. Exit Costs

        In connection with the purchase price allocation for Video Update, Inc. (acquired in December 2001), we recorded accrued expenses of approximately $1.3 million to terminate the operations of the Video Update corporate office and to transition those functions to our corporate offices. The accrual consists primarily of payroll costs, rent and utilities during the transition period. The accrual is subject to change if the transition period extends beyond that originally anticipated. Adjustments to the accrual, if any, will be recorded as an adjustment to the purchase price allocation. We paid approximately $89,000 and $1,125,000 against the accrual during the thirteen weeks and thirty-nine weeks ended October 6, 2002, respectively.

5. Stockholders' Equity

Common Stock

        Our Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares. All prior periods have been restated to reflect the stock splits.

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,848,000 and 965,000 for the thirteen weeks ended September 30, 2001 and October 6, 2002, respectively; 1,200,000 and 1,177,000 for the thirty-nine weeks ended September 30, 2001 and October 6, 2002, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

Stock Offering

        On April 11, 2002, we filed a registration statement with the SEC for an offering of our common stock. The offering was priced at $18.25 and closed on May 21, 2002. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.6 million. A portion of the proceeds from the offering were used to repay outstanding borrowings under the credit facility. We are currently using the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

6. Comprehensive Income

        Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	October 6, 2002	September 30, 2001	October 6, 2002
Net income	$1,271	$9,392	$6,217	$24,866
Foreign currency translation adjustment	—	(221)	—	(14)

Comprehensive income	$1,271	$9,171	$6,217	$24,852

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

Movie Gallery Inc.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

        The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA expressed as a percentage of total revenue, and the number of stores open at the end of each period.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2001	October 6, 2002	Increase (Decrease)	September 30, 2001	October 6, 2002	Increase (Decrease)
Revenues:
Rentals	95.0%	93.7%	(1.3)%	94.3%	94.2%	(0.1)%
Product sales	5.0	6.3	1.3	5.7	5.8	0.1

Total revenues	100.0	100.0	—	100.0	100.0	—
Cost of sales:
Cost of rental revenues	29.9	26.5	(3.4)	30.1	26.4	(3.7)
Cost of product sales	4.1	4.2	0.1	4.6	4.1	(0.5)

Gross margin	66.0	69.3	3.3	65.3	69.5	4.2
Operating costs and expenses:
Store operating expenses	49.5	49.9	0.4	47.8	49.4	1.6
General and administrative
Recurring expenses	8.7	7.1	(1.6)	7.9	7.3	(0.6)
Non-recurring items	—	—	—	0.6	1.1	0.5
Amortization of intangibles	1.8	0.3	(1.5)	1.9	0.3	(1.6)
Stock option compensation	2.8	(0.1)	(2.9)	2.2	0.2	(2.0)

Operating income	3.2	12.1	8.9	4.9	11.2	6.3
Interest expense, net	(0.8)	(0.1)	0.7	(0.9)	(0.2)	0.7

Income before income taxes	2.4	12.0	9.6	4.0	11.0	7.0
Income taxes	0.9	4.8	3.9	1.6	4.4	2.8

Net income	1.5%	7.2%	5.7%	2.4%	6.6%	4.2%

Adjusted EBITDA	11.1%	14.7%	3.6%	14.7%	15.2%	0.5%
Number of stores open at end of period	1,082	1,662	580	1,082	1,662	580

        Revenue.    For the thirteen weeks and thirty-nine weeks ended October 6, 2002, total revenues were $130.4 million and $376.1 million, respectively, increases of 50.8% and 44.1% over the comparable periods in 2001. The increase for the year was due primarily to the expansion of our store base to 1,662 stores at the end of the third quarter of 2002 from 1,082 at the end of the third quarter last year, representing a 45.3% increase in the average number of stores open during the year-to-date period of 2002. The incremental stores in 2002 are primarily attributable to our acquisition of 520 stores over the last year, which includes the acquisition of 324 Video Update stores in December 2001. Increases in same store revenues of 4.7% and 2.0% for the third quarter and year-to-date period of 2002, respectively, also contributed to the overall increase in total revenues. The increase in same store revenues was the result of: (i) continued growth of DVD rental and sales revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by growth in the video game industry and consumer acceptance of new platforms released late in 2001; and, (iv) a favorable slate of new release titles in the third quarter of 2002 versus the third quarter of 2001. The revenue increases were partially offset by: (i) a significant decline in rental revenue from VHS product due to the continued consumer transition to DVD; (ii) unfavorable weather during the first half of 2002 as compared to the first half of 2001; and, (iii) the broadcast of the Winter Olympics during the first quarter of 2002.

        In the first quarter of 2002, we began reporting the sale of previously viewed rental inventory as rental revenue and the related cost as cost of rental revenue. The sales and costs associated with previously viewed rental inventory were previously reported as product sales and cost of product sales, respectively. The sales and costs of previously viewed rental inventory in prior periods have been reclassified to conform to the current year presentation for comparative purposes. The reclassifications had no impact on total revenues, gross margins or net income as previously reported. Additionally, the non-cash cost (unamortized book value) of previously viewed rental inventory sold has been reclassified on the statement of cash flows to be reported with rental inventory amortization. These costs were previously netted against purchases of rental inventory as investing activities in the statement of cash flows. The current presentation is more consistent with the classification of these costs in the income statement and discloses the gross rental inventory purchases, before the write-off of previously viewed inventory sold, on the face of the statement of cash flows. The amounts reclassified on the statements of cash flows are as follows:

	2001	2002
First Quarter	$4,165	$5,741
Second Quarter	3,813	7,276
Third Quarter	3,739	6,917
Fourth Quarter	5,348

        Cost of Sales.    The gross margin on rental revenue for the third quarter and year-to-date period of 2002 was 71.7% and 72.0%, respectively, versus 68.5% and 68.1% for the comparable quarter and year-to-date period of 2001. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold during the period. The improvement in the gross margin on rental revenue is a result of (i) the increasing shift of movie rentals from videocassettes to DVD, which currently has a lower cost structure than videocassettes and (ii) the purchase price allocation of Video Update that produced lower than normal rental inventory amortization in the first half of 2002. The improvement in rental margins was partially offset by the initial investment in our game expansion program that is taking place in order to provide significant copy depth of all game platforms in our stores.

        Cost of product sales includes the costs of new VHS, DVD, concessions and other goods sold. The gross margin on product sales increased to 33.1% for the third quarter of 2002 from 18.9% in the third quarter of 2001, and increased to 29.5% for the year-to-date period of 2002 versus 19.9% in the comparable period of 2001. The increase in the year-to-date gross margin was due to the decreased level of lower margin, new movies available for sale in the first half of 2002 versus 2001, coupled with deep discounts of certain new sales merchandise in the first quarter of 2001 to diminish levels of slow moving inventory.

        Operating Costs and Expenses.    Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 49.9% and 49.4% of total revenue for the third quarter and year-to-date period of 2002, respectively. This reflects an increase from 49.5% and 47.8% in the comparable periods of 2001, respectively. The increase in store operating expenses as a percentage of total revenue was primarily due to a higher cost structure associated with the 324 Video Update stores acquired in December 2001. The increase was offset partially by: (i) continued initiatives to reduce operating costs; (ii) strong performance of new stores; (iii) continued closure of under-

performing units; and, (iv) the same store revenues increase of 4.7% and 2.0% in the third quarter and year-to-date period of 2002, respectively.

        General and administrative expenses as a percentage of revenue decreased to 7.1% and 8.4% for the third quarter and year-to-date period of 2002 from 8.7% and 8.5% in the comparable periods of 2001. General and administrative expenses include a legal settlement charge of $4.0 million in the second quarter of 2002 regarding our extended viewing fee policy and a non-recurring charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation in the first quarter of 2001. Excluding these two items, general and administrative expenses as a percentage of revenue decreased to 7.3% for the year-to-date period of 2002 from 7.9% for the comparable period in 2001. The decreases were attributable to increased revenues while leveraging general and administrative expenses associated with an increased store base.

        Amortization of intangibles as a percentage of total revenue for the thirteen weeks and thirty-nine weeks ended October 6, 2002 was 0.3%, decreases from 1.8% and 1.9% for the comparable periods of 2001, respectively. This decrease is due to the adoption of Financial Accounting Standards Board Statement No. 142. (See Business Combinations, Goodwill and Other Intangible Assets below).

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

        Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income. Interest expense as a percentage of total revenue decreased to 0.1% and 0.2% for the thirteen weeks and thirty-nine weeks ended October 6, 2002, from 0.8% and 0.9% in the comparable periods of 2001, respectively. The decrease is primarily due to the repayment of all outstanding debt in May 2002.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 472.3% and 231.7% for the third quarter and year-to-date period of 2002 to $15.7 million and $42.3 million, respectively. Excluding the legal settlement charge, the non-recurring charge to amend a supply contract and non-cash stock option compensation expense, operating income increased by 200.1% and 133.9% for the third quarter and year-to-date period of 2002 to $15.6 million and $47.1 million, respectively.

Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. Our adoption of Statement 142 did not have any impact on the classification of intangible assets. Application of the nonamortization provisions of Statement 142 as of January 1, 2001 would have increased net income by approximately $862,000, or $0.03 per diluted share, for the third quarter of 2001 and by approximately $2,577,000, or $0.09 per diluted share, for the thirty-nine weeks ended September 30, 2001. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.

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

        During the thirty-nine weeks ended October 6, 2002 we generated $57.2 million in Adjusted EBITDA, a 48.8% increase over $38.4 million for the comparable period in the prior year. This increase was primarily driven by the revenue growth and gross margin increases as discussed above. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash cost of rental inventory sold, non-cash stock option compensation and non-recurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company's ability to incur and service debt. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.

        Our calculation of Adjusted EBITDA is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	October 6, 2002	September 30, 2001	October 6, 2002
Operating income	$2,750	$15,737	$12,763	$42,334
Rental inventory amortization and non-cash cost of rental inventory sold	18,076	24,705	57,858	71,051
Depreciation and intangibles amortization	5,364	4,978	16,626	14,545
Stock option compensation(a)	2,443	(151)	5,787	795
Non-recurring items(b)	—	—	1,600	4,000
Purchases of rental inventory	(19,942)	(29,107)	(60,944)	(81,674)
New store rental inventory purchases(c)	881	3,033	4,730	6,132

Adjusted EBITDA	$9,572	$19,195	$38,420	$57,183

(a)
Non-cash compensation expense associated with certain stock options that were repriced during the first quarter of 2001 and are subsequently accounted for as variable stock options.

(b)
Reflects a supply contract amendment for the year-to-date period of 2001 and a legal settlement for the year-to-date period of 2002.

(c)
Represents the cost of rental inventory purchases for new store openings.

        We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $119.7 million for the thirty-nine weeks ended October 6, 2002 compared to $74.2 million for the thirty-nine weeks ended September 30, 2001. The increase is primarily attributable to the increases in operating income. Net cash provided by operating activities continues to be sufficient to cover our rental inventory and capital asset replenishment needs.

        Net cash used in investing activities was $150.2 million for the year-to-date period of 2002 versus $82.0 million for the comparable period in 2001. The increase is primarily due to more significant acquisition activity in 2002 versus 2001 and increased rental inventory purchases in 2002 to support a larger store base.

        Net cash provided by financing activities was $43.2 million for the year-to-date period of 2002, versus $7.4 million for the comparable period in 2001. The increase is primarily due to the net result of the proceeds from our stock offering and the subsequent repayment of amounts outstanding under our credit facility.

        On April 11, 2002, we filed a registration statement with the SEC for an offering of our common stock. The offering was priced at $18.25 and closed on May 21, 2002. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.6 million. We used a portion of the proceeds to repay outstanding borrowings under our credit facility. We are currently using the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on

$10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering and terminated the interest rate swap agreement.

        We grow our store base through internally developed and acquired stores. We opened 87 internally developed stores, acquired 192 stores and closed 32 stores during the first nine months of 2002. We expect to open 140 new stores in 2002. To the extent available, new stores and future acquisitions will be completed using proceeds from our recent stock offering, funds available under our credit facility, financing provided by sellers, and alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

        At October 6, 2002, we had a working capital deficit of $31.8 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

        The following table discloses our contractual obligations and commercial commitments as of October 6, 2002:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Credit facility—outstanding(1)	$—	$—	$—	$—	$—
Operating leases	200,522	7,023	147,272	34,585	11,642
Unconditional purchase obligations	15,838	4,000	11,838	—	—

Total contractual cash obligations	$216,360	$11,023	$159,110	$34,585	$11,642

(1)
The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2004. As of October 6, 2002, there were standby letters of credit outstanding under our credit facility of $537,000, of which $325,000 expires on December 31, 2002 and $212,000 expires on June 27, 2003.

        We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2003. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

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

        With respect to rental inventory, a major component of our cost structure is based upon the method by which we amortize our rental inventory. This method (described in note 1 to our consolidated financial statements as filed in our annual report on Form 10-K for the fiscal year ended January 6, 2002) is dependent upon the net realizable value of our inventory and the demand patterns of the rental products we provide. The two largest chains in our industry tend to operate in more urban areas with higher levels of DVD penetration. As a result of the transition of consumer preferences from renting videocassettes to DVDs, these two companies have changed their estimates used to amortize rental inventory by reducing the residual values of the videocassette product and by accelerating the write-off period, resulting in significant non-cash charges to the reported earnings of these chains. We periodically evaluate the necessity of accelerating our amortization method based on consumer demand for our products. With the steady growth of DVD as a percentage of our rental revenue, which is expected to reach nearly 50% by the end of the fiscal year, we recently began analyzing whether to adjust our merchandise mix between DVD and videocassette catalog inventory. We plan to complete our evaluation of our merchandise mix during the fourth quarter of this year. If such a change to our merchandise mix were to be made, we would likely need to change our amortization method for rental inventory. Such a change would result in significant non-cash charges to our earnings.

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

Item 4. Controls and Procedures

        Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures effectively ensure that material information required to be in this quarterly report is made known to them by others in a timely manner. We have not made any significant changes to our internal controls, and no other factors have come to our attention that could significantly affect our internal controls, subsequent to the date of this most recent evaluation.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

    10.1
    Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended

    99.1
    Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2
    Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K

          None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc. (Registrant)
Date: November 20, 2002	/s/ J. STEVEN ROY J. Steven Roy, Executive Vice President and Chief Financial Officer

MOVIE GALLERY, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

        I, J. T. Malugen, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Movie Gallery, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ J. T. MALUGEN Name: J. T. Malugen Its: Chief Executive Officer

CERTIFICATION

        I, J. Steven Roy, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Movie Gallery, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ J. STEVEN ROY Name: J. Steven Roy Its: Chief Financial Officer

QuickLinks

Movie Gallery, Inc. Index
Movie Gallery Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
Part II—Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002