Form 10-K
period 2003-01-05
MOVIE GALLERY INC
filed 2003-04-07
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 5, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE- ACT OF 1934
For the transition period from to

Commission file number 0-24548

MOVIE GALLERY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1120122 (IRS Employer Identification No.)
900 West Main Street, Dothan, Alabama (Address of principal executive offices)	36301 (Zip code)
(334) 677-2108 (Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant as of July 7, 2002, was approximately $481,242,686, assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of common stock outstanding on March 17, 2003, was 32,129,238 shares.

Documents incorporated by reference:

1.
Notice of 2003 Annual Meeting and Proxy Statement (Part III of Form 10-K).

The exhibit index to this report appears on page 37.

ITEM 1.    BUSINESS

Our Company

        We are the leading home video specialty retailer primarily focused on rural and secondary markets. We own and operate 1,809 retail stores, located in 43 states and seven Canadian provinces, that rent and sell videocassettes, DVDs and video games. Our target markets are small towns and suburban areas of cities with populations generally between 3,000 and 20,000 where our primary competitors are typically independently owned stores and small regional chains. Since our initial public offering in August 1994, we have grown from 97 stores to our present size through acquisitions and new store openings.

        We believe we are the lowest cost operator among the leading national home video specialty retail chains. We have developed and implemented a flexible and disciplined business strategy that centers on driving revenue growth, maximizing store level productivity and profitability and minimizing operating costs. By focusing primarily on rural and secondary markets we are able to reduce our operating costs through lower rents, flexible leases, reduced labor costs and economies of scale while simultaneously offering a large product assortment. We compete directly with the two largest chains in our industry in approximately one-third of our store locations.

        As a result of our competitive strengths, our operating and growth strategies and our management team, we have achieved substantial growth over the past seven fiscal years. From fiscal 1995, the first full year of operations following our initial public offering, to fiscal 2002, we have grown total revenues from $149.2 million to $529.0 million, a compound annual growth rate of 19.8%, and have grown Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less purchases of rental inventory, exclusive of new store opening inventory) from $8.8 million to $82.3 million, a compound annual growth rate of 37.7%. For a reconciliation of Adjusted EBITDA to operating income, see Part II, Item 6 of this Form 10-K.

        Movie Gallery, Inc. was incorporated in Delaware in June 1994. Substantially all of our operations are conducted through our wholly-owned subsidiaries, M.G.A., Inc., and M. G. Midwest, Inc. Our executive offices are located at 900 West Main Street, Dothan, Alabama 36301, and our telephone number is (334) 677-2108.

Industry Overview

Home Video Industry

        Size and Growth.    According to Adams Media Research, the domestic home video industry grew from an estimated $15.3 billion in revenue in 1996 to $22.2 billion in 2002, representing a 6.4% compound annual growth rate, exceeding the 2.3% growth rate of the Consumer Price Index during the same period. Adams Media expects this industry to reach $30.1 billion in revenue by 2007, fueled primarily by DVD penetration. At the end of 2002, approximately 90% of all television households owned a VCR and approximately 36% owned a DVD player. According to Adams Media, the number of households owning DVD players is expected to increase from approximately 38.8 million at the end of 2002 to over 75 million by 2007. Based on our experience, we believe that for a period of time after a household purchases a DVD player, there is an increase in both rentals and purchases.

        Trends.    The home video specialty retail industry is highly fragmented and continues to experience consolidation, particularly in the rural and secondary markets in which we operate. According to the Video Software Dealers Association, there are over 27,000 domestic stores in our industry. Further, the three largest video store chains account for approximately 9,000 stores, or 33% of total domestic stores, with an estimated 56% of the total rental market share. The remaining 67% of total stores are comprised of independent operators, small chains and other rental outlets. We believe that the home video specialty retail industry will continue to consolidate into regional and national chains. Over the past several years, the combination of increased product offerings, economies of scale, access to capital and improved marketing efforts have solidified the positions of the largest retail chains versus independent operators and undercapitalized second-tier regional chains.

        Interdependence of Movie Studios and Home Video.    Historically, new technologies, including the development of the VCR and, more recently, DVD, have led to the creation of additional distribution channels for movie studios beyond the traditional movie theater arena. Movie studios seek to maximize their revenue from distribution channels by releasing movies in sequential release date "windows" to the various movie distribution channels. The order of distribution of movies is currently: (1) movie theaters; (2) home video, which includes home video specialty retailers such as Movie Gallery and other distribution channels for packaged media such as mass merchant retailers; (3) pay-per-view, which includes newer video-on-demand ("VOD") technologies; and (4) all other sources, including cable and syndicated television. Most movie studios release hit movie titles to the home video market from 30 days to 60 days prior to the pay-per-view release date. We believe that this window of release from the movie studios is indicative of the importance of the home video retail channel to the overall profitability of movie studios and other independent movie suppliers. We also believe that because the sequential release method has allowed movie studios to increase their overall revenues, movie studios will continue the practice of sequential release even as VOD becomes more readily available to consumers.

        According to industry sources, home video is currently the largest single source of domestic revenue for the movie studios, accounting for over half of the domestic studio revenue in 2002. Only a small percentage of the movies produced are profitable from the studios' portion of the theatrical box office receipts. As a result, the movie studios depend on the revenues earned from the home video industry to produce substantial revenues from not only the hit movies, but the lower grossing non-hit and made-for-video movies.

        Product Pricing.    The home video retail channel is comprised of both rentals and sales of videocassettes and DVDs. Movie studios attempt to maximize revenues primarily through three standard pricing strategies designed to influence the relative levels of movie rentals versus sales:

  •
  Sell-Through Movies.    Under this pricing strategy, movie studios sell DVDs and videocassettes at relatively low prices, typically less than $20 per copy. These movies are generally promoted both for rental and sale.

  •
  Revenue Sharing.    Revenue sharing between retailers and movie studios was embraced by the industry in 1998. Under revenue sharing, retailers and movie studios share the risks associated with the rental performance of individual titles. The movie studios receive a fee, based on a predetermined percentage, typically not more than 50% of the revenue generated from the rental of these titles. After a specified period of time, generally six months to a year, these titles are no longer subject to revenue sharing and are either purchased by the retailer from the movie studio for a nominal amount, returned to the studio or destroyed. Revenue sharing is now being used by the studios on a broad base of titles in both VHS and DVD formats. We believe that revenue sharing agreements provide significant advantages to retailers, including:

  •
  substantial increases in both quantity and selection of newly-released video titles;

  •
  potential increases in revenues as a result of higher transaction volume; and

  •
  further interdependence of movie studios and video retailers.

  •
  Rental Priced Movies.    Before the prominence of revenue sharing in 1998, the majority of movie titles were released under this pricing strategy. Movies released under rental pricing typically cost between $35 and $65 per copy, and are promoted primarily as rental titles as the pricing structure is too high to motivate the consumer to purchase versus rent. With the industry's acceptance of revenue sharing and the recent penetration of DVD into the customer base, very few titles are released under a rental pricing structure today. Of the titles that are not available at sell-through pricing or under revenue sharing agreements, many can be obtained directly from the studios at reduced prices made available through volume discount offers.

Video Game Industry

        According to industry reports, domestic sales of video game software increased to approximately $6.0 billion in 2002 from approximately $4.6 billion in 2001. Domestic sales of video game hardware were estimated at $4.2 billion in 2002 versus $3.7 billion in 2001. These increases were primarily attributable to sales of Microsoft Xbox and Nintendo GAMECUBE hardware and software which were released in the fourth quarter of 2001, as well as continued sales of Sony PlayStation 2 hardware and software which was released in the fourth quarter of 2000.

        The video game industry is characterized by the short lifecycles of hardware and software due to the rapid changes that tend to occur in technology. Growth in this industry is driven by increases in the installed base of video game hardware systems and is dependent upon the introduction of new hardware platforms and continued improvement in systems technology leading to the development of new game titles. At the end of 2002, the installed base of video game hardware systems in the United States was estimated at approximately 28.3 million Sony PlayStation units, 18.1 million Nintendo 64 units, 15.9 million Sony PlayStation 2 units, 4.6 million Microsoft Xbox units and 3.6 million Nintendo GAMECUBE units, representing a cumulative increase in the installed base from the end of 2001 of approximately 24%. We expect the video game industry to continue to grow as a result of significant technological advancements made in the last few years. These advancements allow for more flexibility and creativity in software development, as well as the introduction of hardware with the potential to offer capabilities beyond gaming, such as DVD and compact disc play and backward compatibility of game software.

Competitive Strengths

        Primary Focus on Rural and Secondary Markets.    We aim to locate newly built stores in small towns or suburban areas of cities with populations typically between 3,000 and 20,000 where we can be the market leader. We believe our focus on smaller markets allows us to achieve a higher return on invested capital than we would obtain in larger urban markets because of the reduced level of competition, lower operating costs and our expertise in operating in rural and secondary markets. Our principal competitors are single store and small chain operators with smaller advertising budgets than ours, limited inventory breadth and depth and less access to capital than we have. As a result, we believe we are the leader in the majority of our markets.

        We believe our market focus also delays competition arising from new technologies such as VOD. We expect that the rural and secondary markets in which we operate are likely to be among the last markets to build the infrastructure necessary to support VOD. The typical plant upgrades required to deliver VOD are costly, and as a result, cable and digital subscriber line operators have pursued development in higher density areas where they can achieve better returns on invested capital.

        Low Cost Operator.    We believe that we are a low cost operator in each of our markets. In 2002, our average initial investment to build new stores was approximately $135,000 per store. This investment included leasehold improvements, fixtures, signage and inventory (net of payables). We have developed a strategy to minimize operating expenses that includes:

  •
  negotiating favorable lease terms;

  •
  centralized purchasing;

  •
  reduced labor costs;

  •
  stringent expense controls; and

  •
  sophisticated information systems.

        Flexible and Disciplined Business Model.    We have a flexible and disciplined business model designed to maximize our revenues and reduce our costs. The components of our business model include:

  •
  flexible store formats, which allow us to tailor the size, inventory and look of each store to fit its locale; our stores generally range in size from approximately 2,000 to 9,000 square feet, average approximately 4,600 square feet, and have inventories generally ranging from approximately 4,000 to 20,000 movies and 200 to 1,000 video games for rental;

  •
  short lease terms that allow us to respond quickly to changing demographics, competition and other market conditions and to close non-performing stores promptly; our remaining lease terms currently average 3 years with over 400 leases considered for renewal each year;

  •
  inventory management; and

  •
  pricing management, including store specific pricing of promotional programs that are managed and modified based upon competitive factors, demographic issues and various operating considerations.

        Proven Acquisition Strategy.    From 1994 to 1996, we grew from 97 stores to over 860 stores, primarily as a result of an aggressive acquisition strategy. Beginning in 1999, we reinitiated our opportunistic acquisition strategy. From the beginning of fiscal 1999 through March 17, 2003, we acquired 780 stores in 54 separate transactions. Acquired stores are rapidly integrated into our operations with minimal disruption. Typically, we are able to increase revenue and cash flow in our acquired stores due to our product purchasing practices and economies of scale. The average cost of converting an acquired store to the Movie Gallery format is minimal and consists primarily of expenditures related to new signage, implementing our point of sale system and minor remodeling. We believe there are opportunities to continue to improve results in some of our recently acquired locations.

        Proprietary Information Systems to Drive Revenue and Enhance Profitability.    We compete with other home video specialty retailers to provide our customers with a broad selection of movies and video games for rental at the lowest price. To help us manage our inventory in the most profitable manner, we have developed proprietary management information systems and a point of sale system for our stores designed to enable us to optimize inventory levels, monitor customer purchase patterns and selection preferences, as well as provide comparative revenue and profitability data on a daily basis. We believe these capabilities enable us to efficiently aggregate and manage our existing and new rental inventory as well as reallocate rental inventory and adjust our merchandising selection to meet the specific product selection requirements of individual stores or markets.

        Focus on Customer Service.    We view the personal interaction of our employees with our customers as an integral part of our organizational culture and point of differentiation from our competitors. We believe that our culture, together with our established training programs for our hourly employees, store managers and field management, results in a superior customer experience and higher visit frequency. As part of our customer service initiatives, we maintain a database of over 5 million active customers that captures pertinent customer preferences and purchase history, and enables our store associates to provide our customers with useful product rental guidance and offer suggestive selling reminders. We believe providing prompt, friendly and knowledgeable service helps us ensure higher levels of customer satisfaction and customer loyalty.

        Experienced Management Team.    Our executive management team has demonstrated an ability to grow our business profitably through both new store openings and acquisitions. We have a highly experienced executive management team with an average of 13 years in home video specialty retailing and an average of 10 years with us in an industry that is only approximately 20 years old. We believe this continuity has allowed us to deliver a consistent offering for our customers and in turn generate high levels of customer loyalty.

Growth Strategy

        The key objective of our growth strategy is to increase market share in our existing and new markets. The key elements of our growth strategy are:

        Driving Same Store Revenues and Enhancing Operating Margins.    We focus on continuous improvement of same store revenues and profit growth through:

  •
  capitalizing on the continued strong industry growth driven by strong DVD and video game trends;

  •
  adopting merchandising and pricing initiatives; and

  •
  achieving targeted cost savings.

        Developing New Stores in Attractive Markets.    We believe that the transferability of our standardized retailing format, which can be adapted easily for a variety of locations, and our record of successfully opening stores provide us with a strong foundation for expansion through new store development. Although developed stores generally require approximately one year for revenues to reach the level of mature stores, they typically become profitable within the first six months of operation and produce a positive return on investment within 24 to 30 months. We believe there are more than 4,000 markets available for further potential development that fit our typical market profile. We currently expect to open between 175 and 200 new stores in 2003 and, subject to market and industry conditions, to continue to open new stores on a similar pace over the next several years.

        Pursuing Opportunistic Acquisitions.    We believe that growth through acquisitions is attractive because:

  •
  acquired stores provide an installed base of revenue and cash flow;

  •
  we are able to grow more rapidly, thus providing increased benefits of scale;

  •
  conversion to our formats and systems provides us with operating efficiencies; and

  •
  entry into new markets is facilitated.

        In evaluating potential acquisition candidates, we consider a number of factors, including:

  •
  strategic fit and desirability of location;

  •
  price;

  •
  ability to improve productivity and profitability; and

  •
  assurances that the anticipated returns on investment approximate those generated by newly developed stores.

        We believe that there is continued opportunity for growth through acquisitions given the existing industry fragmentation and because we believe that we are currently the most active acquirer in a majority of our target markets.

        The following table is a historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 1999:

	Fiscal Year Ended
	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003	January 6 to March 17, 2003
New store openings	53	110	77	145	28
Stores acquired	131	16	355	265	13
Stores closed	58	69	37	41	16

Total stores at end of period	963	1,020	1,415	1,784	1,809

        Acquisition of Video Update.    Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary bankruptcy filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed to us by Video Update under a $6.5 million debtor-in-possession financing agreement. In addition, we purchased senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan of reorganization totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update totaling approximately $20.4 million. During 2002 we converted all Video Update stores to our point-of-sale system, implemented Movie Gallery operating procedures and began external sign conversions, which will be substantially completed as of the end of the first quarter of fiscal 2003.

Products

        We offer a wide selection of movies and video games for rent and sale. Our goal is to stock each store with a product assortment tailored to that store. In fiscal 2002, our revenues by product category were as follows:

  •
  Movie rentals: 73% (VHS 48%; DVD 25%);

  •
  Video game rentals: 10%;

  •
  Previously viewed product sales (VHS, DVD and video games): 10%;

  •
  Concessions, accessories and other: 4%; and

  •
  New movie sales (VHS and DVD): 3%.

        In each of fiscal 2000 and fiscal 2001, revenues from movie rentals represented 75% of our total revenue.

        Depending upon location, our stores offer from 4,000 to 20,000 movies and from 200 to 1,000 video games for use with most video game platforms. New release movies are displayed alphabetically and older titles are displayed alphabetically by category, such as "Action," "Comedy," "Drama" and "Children." Video games are displayed alphabetically by platform.

        From 2000 to 2002, we significantly increased our DVD inventory. Additionally, during the first quarter of 2003 we purchased approximately $7 million in DVD catalog titles to supplement our existing VHS catalog inventory. Because of the ease of use and durability of DVDs, it is anticipated that eventually DVDs will replace videocassettes. The acquisition costs of DVD hardware have reached levels competitive with the VCR and it is estimated that as of the end of 2002, approximately 36% of domestic television households had DVD hardware. In the near term, we believe we will be able to continue to expand our DVD offerings at attractive pricing levels comparable to sell-through movies. For the fourth quarter of fiscal 2002, DVD rental revenue represented approximately 40% of our total movie rental revenue, versus approximately 18% in the fourth quarter of fiscal 2001.

        In 2001, we significantly increased our video game inventory by expanding our selection of available titles for the 32-bit and 64-bit platforms. In 2002 we have continued to support these platforms while also purchasing video game inventory for the newer 128-bit platforms, Sony's PlayStation 2, Microsoft's Xbox and Nintendo's GAMECUBE. The Sony PlayStation 2 was the leading platform within our stores and generated over 40% of our game revenue in 2002. We will continue to monitor the performance of the 128-bit platforms and intend to make future inventory investments accordingly. In addition to video games, we offer basic video game hardware accessories in many of our stores and we rent and sell video game hardware in a select base of stores.

        We review our store inventory on an ongoing basis for movies and games that have not rented for a period of time and offer these previously viewed products for sale.

Store Operations

        As of March 17, 2003, we operated a total of 1,809 retail stores located in 43 states and seven Canadian provinces.

        We maintain a flexible store format, tailoring the size, inventory and look of each of our stores to local demographics. Our stores generally range from approximately 2,000 to 9,000 square feet, averaging approximately 4,600 square feet, with inventories generally ranging from approximately 4,000 to 20,000 movies and 200 to 1,000 video games.

        Store interiors are designed to create a visually appealing, up-beat ambiance using bright lighting, vibrant graphics and carpet and coordinating signage. The inviting atmosphere is augmented by a background of television monitors displaying MGTV, a customized video program which plays movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles. Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers. Our stores are generally open seven days a week, from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays.

        Each of our stores typically employs five to 14 hourly, part-time associates and one full-time store manager. Store Managers report to District Managers, who supervise the operations of 10 to 15 stores. The District Managers report to one of 16 Regional Managers, who report directly to one of two Zone Vice Presidents. The Zone Vice Presidents report directly to our Executive Vice President of Operations. We have increased the number of District Managers and Regional Managers over time as necessary to support our growth. The support center staff has regular meetings with the Regional Managers and District Managers to review operations. Compliance with our policies, procedures and regulations is monitored on a store-by-store basis through exception-based reporting systems and quarterly quality assurance audits performed by District Managers and members of our training department. The performance and accuracy of the quarterly District Manager audits is monitored by our support operations team.

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

        We develop both freestanding stores and stores located in strip centers anchored by major grocery or discount drug store chains. Lease terms are a critical element in our site selection process. In negotiating lease agreements and lease renewals, we attempt to obtain short lease terms and favorable options to extend terms. As a result, we have the flexibility necessary to react to changing demographics, competition and other market conditions. To date, we have not experienced difficulty in obtaining favorable leases or renewals at market rates in suitable locations. The current average remaining life of our leases is approximately 3 years with over 400 leases considered for renewal each year.

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

        From time to time we conduct trivia games designed to drive customer visits. For example, in 2002 we entered into a promotional partnership with The Coca-Cola Company®, the National Association for Stock Car Auto Racing, Inc. (NASCAR®) and the Richard Petty Driving Experience™ relating to a scratch-and-win/collect-and-win movie trivia game.

        To date, our expenditures for advertising in excess of the allowances from our suppliers and movie studios have been less than 1% of annual revenues.

E-Commerce

        In 1999, we developed a consumer-oriented web site, www.moviegallery.com, to sell new and used movies and used video games. We designed our web site to serve our customers and complement our store operations by providing movie news and reviews and information on upcoming new rental releases, as well as general information about our company, press releases and SEC filings of interest to stockholders and potential investors. Since inception, we have not invested significant amounts of capital in our e-commerce business. In 2002, we decided to re-focus the retail sales functions of the web site back into our stores and continue to maintain the web site for customer service and investor information use. We did not incur any costs associated with the modifications to this business.

Studio and Distribution Relationships

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

        Several companies acquired by us prior to 1997 had pre-existing long-term contracts with Rentrak Corporation under which product would be provided under pay-per-transaction revenue sharing arrangements. During late 1996, we consolidated existing contracts with Rentrak into one national agreement. Under this agreement, which expires in September 2006, we have a minimum gross annual purchase commitment in revenue sharing, handling fees, sell-through fees and end-of-term buyouts equal to less than 3% of our annual product requirements. We utilize Rentrak on a selective title-by-title basis and have exceeded the minimum purchase requirements in each year since 1996.

        We currently source our video game inventory from third-party distributors.

Inventory Management and Distribution Facility

        Inventory Management.    We are committed to offering as many copies and the widest variety of new releases as is necessary to be competitive within a market, while at the same time keeping our costs as low as possible. New videocassettes and DVDs offered for sale are primarily hit titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays. Videocassettes, DVDs and video games utilized as initial inventory in our newly developed stores consist of excess copies of older titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers.

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

Management Information Systems

        Our stores utilize a proprietary point of sale system. Our point of sale system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily basis. Our point of sale system is installed in all developed stores prior to opening and in acquired stores shortly after the closing of an acquisition.

        Our point of sale system records all rental and sale information upon customer checkout using scanned bar code information and updates the information when the movies and video games are returned. Our point of sale system is linked to a management information system at our support center. Our point of sale system transmits store data nightly into the management information system where all data is processed. The management information system then generates reports that allow management to effectively monitor store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases. Our point of sale system enables us to perform our monthly physical inventory using bar code recognition, to process human resource information and to provide system-based training modules.

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

Competition

        The home video specialty retail industry is highly competitive. We compete with other home video specialty stores, including stores operated by regional chains and by the other two largest national chains, Blockbuster and Hollywood Entertainment. From time to time, the two larger national chains have discussed the implementation of a rural strategy that is focused more on the rural and secondary markets we predominately serve. Retail pricing strategies for videocassettes, DVDs and video games are a major competitive factor in the home video specialty industry and we have fewer financial and marketing resources, lower market share and less name recognition than the two larger national chains. We also compete with other businesses offering videocassettes, DVDs and video games such as mass merchants, supermarkets, pharmacies, convenience stores, bookstores, online stores, mail order operations (such as Netflix) and other retailers, as well as noncommercial sources, such as libraries. We believe the principal competitive factors in the home video specialty retail industry are store location and visibility, title quality, availability and selection, rental period, customer service and pricing.

        In addition to competing with other home video specialty retailers, we compete with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, personal video recorders, Internet related activities, live theater, sporting events and family entertainment centers. We believe our most significant competition outside of the home video specialty retail industry is cable and satellite television. The expanded number of channels and programming offered by these providers could result in the rental of fewer videocassettes and DVDs by consumers.

        We also compete with pay-per-view in which cable or satellite subscribers pay a fee to view a movie. New and recently introduced technologies, such as VOD, enable cable companies and other telecommunication companies to broadcast a large assortment of movies to homes at scheduled intervals throughout the day. Although VOD services previously offered a limited number of channels and movies at scheduled intervals, developing technologies are enabling providers to transmit substantially more movies directly to homes at more frequently scheduled and convenient intervals throughout the day. Pay-per-view purchases could significantly increase if VOD services were to become more convenient, widely available and accepted. Further improvements in VOD and other technologies, including personal video recorders, could lead to the availability of a broad selection of movies on demand at a price that is competitive with the price of movie rentals and with the functionality of VHS and DVD.

        Studios are also experimenting with limited play DVDs that would enable users to view a movie from a DVD any number of times within a certain time frame, such as one week, before automatically erasing its contents. These DVDs have not yet been fully developed or embraced by any movie studios. We believe movie studios have a significant interest in maintaining a viable movie rental business because the sale of movies to video retail stores and other home video outlets currently represents the studios' largest source of domestic revenue. In addition, we believe VOD does not represent a near-term threat to our business because:

  •
  the technology and infrastructure to compress and deliver VOD in a scalable, cost-effective manner has not yet been developed;

  •
  piracy and other electronic security issues have not yet been adequately addressed;

  •
  studios have not yet determined how VOD can enhance revenues instead of merely cannibalizing highly lucrative VHS and DVD rental and sale revenues; and

  •
  VOD does not allow for the impulse rental opportunities from browsing through lesser-known titles that video specialty stores offer.

Seasonality

        There is a distinct seasonal pattern to the home video business. Compared to other months during the year, we experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions. Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment.

Intellectual Property

        We own a number of U.S. and Canadian service mark registrations, including the marks MOVIE GALLERY and VIDEO UPDATE.

Foreign Operations

        For disclosure of financial information by geographic area, refer to Note 10 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Employees

        As of March 17, 2003, we employed approximately 14,500 persons, referred to by us as "associates," including approximately 14,000 in retail stores and the remainder in our support center, field management staff and distribution facility. Of our retail associates, approximately 2,000 were full-time and 12,000 were part-time. None of our associates are represented by a labor union and we believe that our relations with our associates are good.

        Throughout the last year, we have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures as well as increase the rate of internal promotions.

        We have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program. Additionally, we have periodic sales and marketing programs which provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance of some of our associates. We believe our bonus programs reward excellence in management, give associates an incentive to improve operations, and result in an overall reduction in the cost of operations. In addition, certain associates are eligible to receive bonuses, based on individual and overall company performance, and options to purchase shares of our common stock, generally exercisable at the fair market value on the date of grant, subject to service requirements.

Available Information

        The address of our internet website is www.moviegallery.com. Through links on the Investor Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC.

Cautionary Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-K that the following important factors, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

We may be unable to successfully implement our growth strategy

        Our long-term strategy is to grow through new store openings and acquisitions of existing stores. Successful implementation of this strategy is contingent upon numerous conditions, and we cannot assure you that our business plan can be successfully executed. We require significant capital to acquire existing stores and to open new stores. To date, our growth strategy has been funded primarily through proceeds from public offerings of common stock, bank borrowings, internally generated cash flow, use of our common stock as acquisition consideration and seller financing. These and other sources of capital, including public or private sales of debt or equity securities, may not be available to us in the future on terms satisfactory to us or at all.

        New Store Openings.    Our ability to open new stores as planned, and the profitability of these new stores, may be adversely affected by a number of factors, including:

  •
  our ability to identify and secure new sites;

  •
  our ability to negotiate acceptable leases and timely implement cost-effective development plans for new stores;

  •
  the availability of capital; and

  •
  our ability to hire, train and assimilate skilled store managers and other personnel.

        If we do not grow as planned, our earnings could be negatively impacted.

        Our planned growth may result in increased pressure on our management and operations. We continuously review and modify our financial controls and management information systems. There are no assurances that we will be able to anticipate and respond to, in a timely and sufficient manner, the potential changing demands this expansion could have on our operations and business.

        In addition, our growth strategy contemplates the opening of new stores in markets in which we do not currently operate. Accordingly, there are no assurances that these new stores will realize revenue or profitability levels comparable to those of our current stores, or that such levels will be achieved within our estimated time frames.

        Acquisitions.    Our ability to acquire stores and operate them at the desired levels of sales and profitability may be adversely affected by:

  •
  our ability to identify acquisition candidates that fit our criteria, including, among others, size, location and profitability and that are willing to sell at prices we consider reasonable;

  •
  our ability to consummate identified acquisitions due to, among other things, a lack of available capital;

  •
  a reduction in the number of stores available for purchase by us;

  •
  increased competition for acquisitions;

  •
  misrepresentations and breaches of contracts by sellers;

  •
  our limited knowledge of the operating history of the acquired stores;

  •
  the integration of the acquired stores' operating and information systems into our systems and procedures; and

  •
  our ability to retain and motivate employees of the acquired stores.

Our business could be adversely affected by increased competition

        From time to time, the two larger chains in our industry have discussed the implementation of a rural strategy that is focused more on the rural and secondary markets we predominately serve. Therefore, we cannot assure you that the two larger chains in our industry will not become a more significant competitive force in our markets. Pricing strategies for movies and video games are a major competitive factor in the video retail industry and we have fewer financial and marketing resources, lower market share and less name recognition than the two larger chains.

        In addition, there is no guarantee that smaller regional chains, supermarkets, pharmacies, convenience stores, bookstores, online stores, mail order operations (such as Netflix), mass merchants, franchisees, specialty retailers and other retailers, as well as noncommercial sources, such as libraries, will not develop an increased market share of the home video retail industry in the markets we serve. Other types of entertainment, such as theaters, television, personal video recorders, Internet related activities, sporting events and family entertainment centers, also compete with our video and video game businesses. If any of our competitors were to substantially increase their presence in the markets we serve, our revenues and/or profitability could decline, our financial condition, liquidity and results of operations could be harmed and the continued success of our business would be challenged.

Our business could be adversely affected if we lost key members of our executive management team

        We are highly dependent on the efforts and performance of our executive management team. If we were to lose any key members of this team, our business could be adversely affected. You should read the information under "Directors and Executive Officers" for a detailed description of our executive management team.

Our business could be adversely affected by the failure of our management information systems to perform as expected

        We depend on our management information systems for the efficient operation of our business. Our merchandise operations use our inventory utilization system to track rental activity by individual VHS, DVD and video game to determine appropriate buying, distribution and disposition of our inventory. We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, VHS, DVD and video game rental patterns, store membership demographics and individual customer history. These systems, together with our point-of-sale and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance. If our management information systems failed to perform as expected, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business and financial condition.

Our financial results could be adversely affected if we are unable to manage our merchandise inventory effectively

        The increase in our merchandise inventory has increased our risks associated with inventory management, obsolescence and theft. Our operating results could suffer if we are unable to:

  •
  maintain the appropriate levels of inventory to support customer demand without building excess inventories;

  •
  obtain or maintain favorable terms from our vendors with respect to product returns; and

  •
  control shrinkage resulting from theft, loss or obsolescence.

Our business could be negatively impacted if movie studios significantly alter the movie distribution windows

        Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is currently: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and (4) all other sources, including cable and syndicated television. Our industry has an early "window" that is exclusive of most other forms of non-theatrical movie distribution as noted above. The length of the movie rental window varies, but typically ranges between 30 and 60 days. We cannot be certain that movie studios will maintain this exclusive window in the future. We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, or if the movie rental windows were no longer among the first windows following the theatrical release, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels.

Our business may be negatively impacted by new and existing technologies

        New Technologies.    New technologies, including VOD, streaming movies over the internet and single-play DVDs, represent a material risk to our company and the home video specialty retail industry. VOD is intended to afford subscribers the luxury of watching, at any time of the day, any movie included in a list of titles maintained by the VOD provider. Consumers may prefer alternative movie delivery systems such as VOD over traditional video rentals or purchases if such alternative systems were to allow the consumers to conveniently choose, watch and control movies at any time of the day, if the alternative systems were able to be provided at a reasonable price and if new releases were made available simultaneously with, or prior to, their availability for rental at the video stores. Single-play DVDs are programmed to stop working after a limited time of use, such as one week, during which time the movie can be viewed an unlimited number of times. Although this technology is still being developed, it has not been adopted by any studios and is as yet unproven. However, certain studios have announced that they are exploring the use of this technology. We could see a significant negative impact to our financial position and survival if these technologies are widely accepted by consumers.

        Existing Technologies.    Cable, satellite and pay-per-view television systems are expected to continue to increase and expand offerings to consumers. The cable and satellite television systems offer movie channels, which require a subscription fee for access to movies selected by the provider at times selected by the provider, and VOD services, which require a discrete fee to view a movie selected by the subscriber. VOD, cable and satellite services allow consumers to avoid trips to the video store for movie rentals and returns, and remove the possibility of their incurring extended viewing fees. Although

VOD services previously offered a limited number of channels and movies at scheduled intervals, developing technologies are enabling cable, satellite, internet service providers and others to transmit substantially more movies directly to homes at more frequently scheduled and convenient intervals throughout the day. Pay-per-view purchases could significantly increase if VOD services were to become more convenient, widely available and accepted, which could adversely affect our business. If consumers more widely accept satellite and digital cable and/or VOD services, they may rent fewer movies from us in favor of the expanded number of channels and expanded programming offered through these existing technologies.

Our business could be adversely affected if studios initially price a significant number of new movie releases as sell-through products and consumers decide to purchase rather than rent movies

        Historically, studios have priced a number of movies they distribute at "rental" pricing, which is typically too high a price to generate significant consumer demand to purchase these movies. At times, the studios determine that consumers are more likely to purchase certain titles, and therefore price these titles at a lower price. This pricing method is known as sell-through pricing. While relatively few VHS titles have been historically released at sell-through prices, substantially all titles currently released on DVD are priced at sell-through prices. As DVD continues to penetrate the market, the mix of rental versus sell-through priced movie product is shifting more to sell-through pricing. Sell-through priced movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others. Sell-through retail margins are generally lower than rental margins. Some of our competitors, such as online stores, mass merchants and warehouse clubs, may operate at margins lower than ours and are able to distribute and sell movies at lower price points than us. These competitors may even be willing to sell movies below cost due to their broad inventory mix. Further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors could result in increased consumer desire to purchase rather than rent movies and could result in increased competition. If we are not able to derive most of our revenues from our higher margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer's sell-through dollar.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs

        Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue sharing programs we are able to pay a minimal up-front cost per videocassette and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of programs on a significant number of VHS and DVD movie releases. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer them for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued. Further, some of our agreements may be terminated on short notice.

Our expected gross margins may be adversely affected if the average sales price for our previously viewed product is not at or above an expected price

        We earn rental revenues from video rentals and from the sale of previously viewed movies to the public. We need to sell previously viewed movies at an expected price in order to reach our estimated gross margins. Our estimated gross margins may be adversely affected if the number of rents we expect to generate does not materialize or if the average sales price for previously viewed movies is not at or above the expected price.

        A consumer's desire to own a particular movie and the number of previously viewed movies available for sale to the public by our competitors are factors that affect our ability to sell previously viewed movies at the expected price. Additionally, sales of previously viewed movies also compete with newly released videos that are priced for sell-through. As a result, there are no assurances that we will be able to sell an appropriate quantity of previously viewed movies at or above the expected price.

The video store industry could be adversely affected by conditions impacting the motion picture industry

        The availability of new movies produced by the movie studios is vital to our industry. The quality and quantity of new movies available in our stores could be negatively impacted by factors that adversely affect the motion picture industry, such as financial difficulties, regulatory requirements and work disruptions involving key personnel such as writers or actors. A decrease in the quality and quantity of new movies available in our stores could result in reduced consumer demand, which could negatively impact our revenues and harm our business and financial position.

Our business could be adversely affected if video game software and hardware manufacturers do not introduce new products in a timely manner

        The video game industry is characterized by the significant impact on consumer spending that accompanies the introduction of new game software and hardware platforms. Retail spending in the video game industry typically grows rapidly with the introduction of new platforms but declines considerably prior to the release of new platforms. Consumer demand for video games available in our stores could be adversely affected if manufacturers fail to introduce new games and systems in a timely manner. A decline in consumer demand for video games available in our stores could negatively affect our revenues and harm our business and financial position.

Piracy of the products we offer may adversely affect our results of operations

        The development of the Internet and related technologies increases the threat of piracy by making it easier to duplicate and widely distribute pirated content. We cannot assure you that movie studios and others with rights in the product will take steps to enforce their rights against Internet piracy or that they will be successful in preventing the distribution of pirated content. Technological developments and advances of products such as at-home DVD burners also may increase piracy of movies and games. Increased piracy could negatively affect our revenues and results of operations.

The value of our securities may be affected by variances in our quarterly operating results that are unrelated to our long-term performance

        Historically, our quarterly operating results have varied and we anticipate that they will vary in the future. Factors that may cause our quarterly operating results to vary, many of which are not in our control, include:

  •
  consumer demand for our products;

  •
  prices at which we can rent or sell our products;

  •
  timing, cost and availability of newly-released movies, new video games and new video game systems;

  •
  competition from providers of similar products and other forms of entertainment;

  •
  seasonality;

  •
  acquisitions by us of existing stores;

  •
  variations in the timing and number of store openings;

  •
  profitability of new stores;

  •
  weather patterns that can significantly increase business (inclement conditions that prohibit outdoor activities) or decrease business (mild temperatures and dry conditions that reduce the consumer's desire to relax indoors); and

  •
  acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

The market price for our common stock may fluctuate substantially

        Future developments concerning our business, our competitors or the home video specialty retail industry, including fluctuations in our operating results, the introduction of new products, the performance of other similar companies, changes in financial estimates by financial analysts or our failure to meet these estimates and other factors, could have a significant impact on the market price of our common stock. In addition, in recent years the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance of these companies. Since our initial public offering our stock price has experienced significant volatility. These broad market fluctuations could have a material adverse effect on the market price of our common stock, business, results of operations or financial condition.

        In addition, historically, companies that have experienced market price volatility have been the target of securities class action litigation. We could incur significant costs and our management's time and resources could be diverted from the operation of our business if we were the target of a securities class action litigation.

Terrorism, war or other acts of violence could have a negative impact on our stock price or our business

        Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, as well as the on-going war in Iraq or other acts of violence and civil unrest in the nation and throughout the world could influence the financial markets and the economy. Consumers' television viewing habits may be altered as a result of these events such that the demand for home video entertainment is reduced. These factors could have a negative impact on our results of operations or our stock price.

Directors and Executive Officers

        The following table sets forth the name, age and position held by each of our executive officers and directors, as of March 17, 2003:

Name	Age	Position(s) Held
J. T. Malugen(1)	51	Chairman of the Board, President and Chief Executive Officer
H. Harrison Parrish(1)	55	Vice Chairman of the Board and Senior Vice President
J. Steven Roy	42	Executive Vice President and Chief Financial Officer
Jeffrey S. Stubbs	40	Executive Vice President—Operations
S. Page Todd	41	Senior Vice President, Secretary and General Counsel
Sanford C. Sigoloff(2)(3)	72	Director
Philip B. Smith(2)(3)	67	Director
William B. Snow(1)(2)(3)	71	Director

(1)
Member of our Executive Committee.

(2)
Member of our Compensation Committee.

(3)
Member of our Audit Committee.

        Mr. Malugen co-founded Movie Gallery in 1985 and has been our Chairman of the Board and Chief Executive Officer since that time. Mr. Malugen was appointed President effective January 4, 2002. Prior to our initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the states of Alabama and Missouri since 1978, but spent a majority of his time managing the operations of Movie Gallery beginning in early 1992. Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his LL.M. (in Taxation) from New York University School of Law.

        Mr. Parrish co-founded Movie Gallery in 1985 and has served as a Director since that time. He was elected Vice Chairman of the Board in June 2002. Mr. Parrish served as President of Movie Gallery from 1985 until his resignation on January 4, 2002, at which time Mr. Parrish assumed the position of Senior Vice President. From December 1988 until January 1992, Mr. Parrish was Vice President of Deltacom, Inc., a regional long distance telephone provider. Mr. Parrish received a B.A. degree in Business Administration from the University of Alabama.

        Mr. Roy was elected Senior Vice President—Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998. Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining Movie Gallery. Mr. Roy was recently elected to serve as director and audit committee chairman of SunSouth Bank, a community bank based in southeast Alabama. Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.

        Mr. Stubbs was elected Executive Vice President—Operations in April 2001 after serving as Senior Vice President—Operations since November 1997. He joined Movie Gallery in November 1995 and served as Regional Manager over Texas, Louisiana and Mississippi. Prior to joining Movie Gallery, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in east Texas, from 1987 to 1995. He has an additional eight years experience in grocery and convenience store management. Mr. Stubbs attended Texas A & M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.

        Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994. Prior to joining Movie Gallery, he had been an attorney practicing tax and corporate law in Dothan, Alabama. Mr. Todd received a B.S. degree in Business Administration from the University of Alabama, his J.D. from the University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.

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

        Mr. Snow served as Vice Chairman of the Board from July 1994 until June 2002, and he served as Chief Financial Officer from July 1994 until May 1996. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

        Directors are elected to serve until our next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of our Board of Directors, subject to any contracts of employment. Non-employee directors receive an annual fee of $20,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. We have granted vested options to purchase shares of our common stock to each of the non-employee directors, in each case at or above the fair market value of the common stock on the date of grant.

ITEM 2.    PROPERTIES

        Stores.    Substantially all of our retail stores are leased. Our new store leases typically provide for an initial lease term of three to seven years, with at least one renewal option for an additional one to three years. The following table provides information regarding the number of stores we operated in each state or province as of March 17, 2003:

United States:
Alabama	165
Florida	124
Texas	108
Georgia	106
Ohio	103
Virginia	100
Missouri	70
S. Carolina	67
Arkansas	66
Indiana	64
N. Carolina	64
Tennessee	63
Pennsylvania	59
Kentucky	48
Maine	48
Mississippi	46
Minnesota	44
Oklahoma	39
Wisconsin	32
Illinois	25
Iowa	21
New York	19
Washington	19
Massachusetts	18
Kansas	17
Michigan	17
New Hampshire	17
Connecticut	15
Louisiana	15
Nebraska	12
New Mexico	12
W. Virginia	9
Arizona	7
Colorado	7
Idaho	6
South Dakota	6
Alaska	5
Nevada	4
Vermont	3
New Jersey	1
Oregon	1
Rhode Island	1
Utah	1

Total United States	1,674

Canada:
British Columbia	57
Alberta	52
Ontario	10
Manitoba	8
Saskatchewan	6
Nova Scotia	1
Yukon	1

Total Canada	135

TOTAL	1,809

        Headquarters and Distribution Facility.    Our corporate headquarters and inventory distribution facility are located in an approximately 90,000 square foot building in Dothan, Alabama which we own. We are also leasing approximately 30,000 square feet of off-site warehouse space for supply distribution and record storage in Dothan.

ITEM 3.    LEGAL PROCEEDINGS

        We were a defendant in one putative class action lawsuit in Alabama, Sable Denise Mack, et. al. v. M.G.A., Inc., filed on December 8, 2000 in the Circuit Court of Tuscaloosa County, Alabama; one putative class action lawsuit filed on August 17, 2001 in the 71st Judicial District Court, Harrison County, Texas, Shannon Thompson, et. al. v. M.G.A., Inc.; and one putative class action lawsuit filed on December 3, 2001, in the Chancery Court of Fayette County, Tennessee, Michael McCullar, et al. v. Movie Gallery, Inc., et al. Each of these lawsuits alleged, on behalf of a nationwide class of all customers, that the extended viewing fees we charged our customers for keeping our rental products beyond the initial rental period were penalties in violation of common law and equitable theories. The dollar amounts that plaintiffs sought in each of the foregoing three putative class action lawsuits was not set forth in the complaints.

        In April 2002, we obtained a court order preliminarily approving a settlement agreement between us and the plaintiffs in the Tennessee case, by which we agreed to settle claims of all of the members of the nationwide class of customers. Under the terms of the settlement agreement, we were required to give class members certificates with values ranging from $9 to $16, redeemable between January 30, 2003 and June 30, 2003, for movie rentals, game rentals, and non-food purchases in our stores. We also agreed to pay the plaintiffs' attorneys up to $850,000 in fees. A fairness hearing regarding this settlement was held on November 22, 2002. At this hearing, the court determined that the settlement was fair, and the court approved the terms of the settlement. The settlement released all claims made by all class members in all the pending class actions, other than a de minimis number of members who chose not to participate in the settlement. The court's order approving the settlement has become final and non-appealable. We are currently implementing the terms of the settlement.

        We incurred a one-time charge to our earnings of approximately $4 million in the second quarter of 2002, as a result of the settlement agreement described above, which amount includes $850,000 of plaintiffs' attorneys' fees.

        In addition, we are involved in litigation in the ordinary course of our business, none of which, if decided adversely to us, individually or in the aggregate, would be material to our business or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market under the symbol "MOVI." The prices shown below are the high and low closing prices for our common stock as reported on the Nasdaq National Market for the fiscal periods indicated.

	High	Low
2002:
Fourth Quarter	$18.56	$12.26
Third Quarter	18.95	12.81
Second Quarter	21.20	15.49
First Quarter	17.17	10.07
2001:
Fourth Quarter	18.93	14.07
Third Quarter	14.82	7.65
Second Quarter	8.04	3.02
First Quarter	3.26	1.36

        On March 17, 2003, the last sale price of our common stock as reported on the Nasdaq National Market was $17.12 per share. As of March 17, 2003, we had approximately 9,100 stockholders, including 56 stockholders of record.

        We currently do not expect to pay any cash dividends on our common stock and plan to retain our earnings to finance operations, future growth and acquisitions. The payment of dividends on our common stock will be at the discretion of our board of directors and must comply with applicable law. In addition, the terms of our senior credit facility prohibit us from paying dividends without the prior written consent of our bank lender. Any decisions to pay dividends in the future will depend on a number of factors, including potential changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our historical consolidated financial data. We prepared this information using our audited consolidated financial statements for each of the five fiscal years ended January 5, 2003. In addition to the information provided below, you should read our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Form 10-K. The selected historical consolidated financial data do not necessarily indicate the results to be expected in the future.

	Fiscal Year Ended(1)
	January 3, 1999	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003
	(in thousands, except per share and store data)
Statements of Operations Data:
Revenues:
Rentals	$236,697	$253,000	$294,298	$347,464	$490,836
Product sales	30,936	23,945	24,638	21,667	38,152

Total revenues	267,633	276,945	318,936	369,131	528,988
Cost of sales:
Cost of rental revenues	120,529 (2)	79,305	94,105	108,732	164,818	(3)
Cost of product sales	22,407	16,295	19,066	17,715	29,852

Gross margin	124,697	181,345	205,765	242,684	334,318
Operating costs and expenses:
Store operating expenses	130,473	137,128	153,665	171,409	253,865
General and administrative	17,996	21,403	24,945	29,288 (4)	40,995	(5)
Amortization of intangibles	7,068	8,452	7,465	6,656	1,298
Stock option compensation(6)	—	—	—	8,161	2,279

Operating income (loss)	(30,840)	14,362	19,690	27,170	35,881
Interest expense, net	(5,325)	(3,349)	(3,779)	(3,026)	(1,024)

Income (loss) before income taxes, extraordinary item and cumulative effect of accounting change	(36,165)	11,013	15,911	24,144	34,857
Income taxes	(13,089)	4,615	6,425	9,788	13,923

Income (loss) before extraordinary item and cumulative effect of accounting change	(23,076)	6,398	9,486	14,356	20,934
Extraordinary loss on early extinguishment of debt	—	(682)	—	—	—
Cumulative effect of accounting change	—	(699)	—	—	—

Net income (loss)	$(23,076)	$5,017	$9,486	$14,356	$20,934

Basic earnings (loss) per share:
Income (loss) before extraordinary item and cumulative effect of accounting change	$(0.77)	$0.21	$0.37	$0.56	$0.69
Extraordinary loss on early extinguishment of debt	—	(0.02)	—	—	—
Cumulative effect of accounting change	—	(0.02)	—	—	—

Net income (loss) per share—basic	$(0.77)	$0.17	$0.37	$0.56	$0.69

Diluted earnings (loss) per share:
Income (loss) before extraordinary item and cumulative effect of accounting change	$(0.77)	$0.21	$0.37	$0.53	$0.67
Extraordinary loss on early extinguishment of debt	—	(0.02)	—	—	—
Cumulative effect of accounting change	—	(0.02)	—	—	—

Net income (loss) per share—diluted	$(0.77)	$0.17	$0.37	$0.53	$0.67

Weighted average shares outstanding:
Basic	30,123	29,509	25,801	25,837	30,273

Diluted	30,123	30,083	25,868	27,220	31,436

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,983	$6,970	$7,029	$16,349	$39,526
Rental inventory, net	44,998	52,357	61,773	88,424	82,880
Total assets	202,369	209,527	217,536	270,132	363,574
Long-term debt, less current maturities	46,212	44,377	40,600	26,000	—
Stockholders' equity	124,115	125,421	129,209	162,182	259,051
Other Data:
Number of stores at end of period	837	963	1,020	1,415	1,784
Average revenues per store(7)	$317	$313	$328	$342	$337
Adjusted EBITDA(8)	$37,378	$35,494	$39,744	$61,581	$82,260
Increase in same store revenues(9)	3.9%	0.4%	3.8%	2.7%	3.2%

(1)
Results for fiscal 2001 reflect a 53-week year and include 17 days of operations for Video Update, Inc., which we acquired out of bankruptcy on December 21, 2001. All other fiscal years presented reflect 52-week years.

(2)
Effective July 6, 1998, we changed our method of amortizing rental inventory resulting in a non-cash, pre-tax charge of approximately $43.6 million.
(3)
Effective October 7, 2002, we changed the estimates used to amortize rental inventory resulting in a non-cash charge of approximately $27.9 million in the fourth quarter of fiscal 2002.
(4)
Includes a $1.6 million charge related to the amendment of our supply agreement with Rentrak Corporation.
(5)
Includes a $4.0 million charge related to a legal settlement in the second quarter of fiscal 2002.
(6)
Represents non-cash compensation expense associated with stock options that were repriced in March 2001 and are subsequently required to be accounted for as variable stock options (see Note 7 to our consolidated financial statements).
(7)
Calculated as total revenues divided by the weighted average number of stores open in each period. Results for the fiscal year ended January 6, 2002 include approximately $9,000 per store related to the extra fifty-third week.
(8)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less purchases of rental inventory exclusive of rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because it is a widely accepted financial indicator in the home video specialty retail industry of a company's ability to incur and service debt assuming rental inventory is expensed upon purchase instead of being capitalized and amortized. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to lack of uniform definitions of EBITDA and Adjusted EBITDA. Our calculation of Adjusted EBITDA for the periods indicated is set forth below:

	Fiscal Year Ended
	January 3, 1999	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003
Operating income (loss)	$(30,840)	$14,362	$19,690	$27,170	$35,881
Rental inventory amortization and non-cash cost of rental inventory sold	113,314	59,097	66,078	80,703	128,300
Depreciation and intangibles amortization	19,750	21,691	22,327	22,332	19,346
Stock option compensation	—	—	—	8,161	2,279
Legal settlement	—	—	—	—	4,000
Supply contract amendment	—	—	—	1,600	—
Purchases of rental inventory	(66,073)	(62,842)	(74,829)	(83,840)	(117,753)
New store rental inventory purchases	$1,227	$3,186	$6,478	$5,455	$10,207

Adjusted EBITDA	$37,378	$35,494	$39,744	$61,581	$82,260

(9)
Same store revenues are calculated based on the aggregate revenues from stores we have operated for at least 13 months.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA expressed as a percentage of total revenue. Results for fiscal 2001 reflect a 53-week year.

Statements of Income Data:

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Revenues:
Rentals	92.3%	94.1%	92.8%
Product sales	7.7	5.9	7.2

Total revenues	100.0	100.0	100.0
Cost of sales:
Cost of rental revenues	29.5	29.5	31.2
Cost of product sales	6.0	4.8	5.6

Gross margin	64.5	65.7	63.2
Operating costs and expenses:
Store operating expenses	48.2	46.4	48.0
General and administrative	7.8	7.9	7.8
Amortization of intangibles	2.3	1.8	0.2
Stock option compensation	—	2.2	0.4

Operating income	6.2	7.4	6.8
Interest expense, net	(1.2)	(0.8)	(0.2)

Income before income taxes	5.0	6.6	6.6
Income taxes	2.0	2.7	2.6

Net income	3.0%	3.9%	4.0%

Adjusted EBITDA	12.5%	16.7%	15.6%

Fiscal year ended January 5, 2003 (a 52-week year) compared to the fiscal year ended January 6, 2002 (a 53-week year)

        Revenue.    For fiscal 2002, total revenues increased 43.3% to $529.0 million from $369.1 million in fiscal 2001. The increase for the year was due primarily to a 3.2% increase in same store revenues and a 45.5% increase in the average number of stores operated during fiscal 2002 versus fiscal 2001. The increase in same store revenues was the result of: (i) continued growth of DVD rental and sales revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by growth in the video game industry and consumer acceptance of new platforms released late in 2001; and (iv) a favorable new movie release schedule in fiscal 2002 versus fiscal 2001. The revenue increase was partially offset by (i) a significant decline in rental revenue from VHS product due to the continued consumer transition to DVD; (ii) unfavorable weather during the first half of 2002 as compared to the first half of 2001; (iii) the broadcast of the Winter Olympics during the first quarter of 2002; and, (iv) an extra week of revenues (totaling approximately $10.0 million) in fiscal 2001.

        In the first quarter of 2002, we began reporting the sale of previously viewed rental inventory as rental revenue and the related cost as cost of rental revenue. The sales and costs associated with previously viewed rental inventory were previously reported as product sales and cost of product sales, respectively. The sales and costs of previously viewed rental inventory in prior periods have been reclassified to conform to the current year presentation for comparative purposes. The reclassifications had no impact on total revenues, gross margins or net income as previously reported. Additionally, the non-cash cost (unamortized book value) of previously viewed rental inventory sold has been reclassified on the statement of cash flows to be reported with rental inventory amortization. These costs were previously netted against purchases of rental inventory as investing activities in the statement of cash flows. The current presentation is more consistent with the classification of these costs in the income statement and discloses the gross rental inventory purchases, before the write-off of previously viewed inventory sold, on the face of the statement of cash flows. The amounts reclassified on the statements of cash flows for fiscal 2000 and 2001 are as follows (in thousands):

	2000	2001
First Quarter	$2,605	$4,165
Second Quarter	2,392	3,813
Third Quarter	2,428	3,739
Four Quarter	4,193	5,348

	$11,618	$17,065

        Cost of Sales.    The gross margin on rental revenue for fiscal 2002 was 66.4%, versus 68.7% in fiscal 2001. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The decrease in the gross margin on rental revenue was primarily due to a change in our amortization policy for rental inventory during the fourth quarter of fiscal 2002 (see Note 1 to our consolidated financial statements) and the initial investment in our game expansion program that took place in order to provide significant copy depth of all game platforms in our stores. The decrease was partially offset by (i) the increasing shift of movie rentals from VHS to DVD, which currently has a lower cost structure than VHS and (ii) the purchase price allocation of Video Update that produced lower than normal rental inventory amortization in the first half of 2002.

        Cost of product sales includes the costs of new videocassettes and DVDs, concessions and other goods sold. The gross margin on product sales increased to 21.8% for fiscal 2002 from 18.2% in fiscal 2001. The increase in profitability of product sales was due to the decreased level of lower margin, new movies available for sale in the first half of 2002 versus 2001, coupled with deep discounts of certain new sales merchandise in the first quarter of 2001 to diminish levels of slow moving inventory. However, the gross margin on product sales for the fourth quarter of fiscal 2002 reflects an expected trend of reduced margins due to our increased commitment to offer more new movies for sale.

        Operating Costs and Expenses.    Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 48.0% of total revenue for fiscal 2002 from 46.4% in fiscal 2001. The increase in store operating expenses as a percentage of total revenue was primarily due to a higher cost structure associated with the 324 Video Update stores acquired in December 2001 and the benefits in fiscal 2001 of an extra week of revenues. The increase was offset partially by: (i) continued initiatives to reduce operating costs; (ii) strong performance of new stores; (iii) continued closure of under-performing units; and (iv) the same store revenues increase of 3.2% in fiscal 2002.

        General and administrative expenses as a percentage of revenue decreased to 7.8% in fiscal 2002 from 7.9% in fiscal 2001. General and administrative expenses include a legal settlement charge of $4.0 million in the second quarter of 2002 regarding our extended viewing fee policy and a charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation in the first quarter of 2001. These two items substantially offset the decrease in general and administrative expenses as a percentage of revenue which was achieved by leveraging general and administrative expenses against the increased revenues associated with the growth in our store base.

        Amortization of intangibles as a percentage of total revenue for fiscal 2002 was 0.2%, a decrease from 1.8% in fiscal 2001. This decrease was due to goodwill no longer being amortized pursuant to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of the beginning of fiscal 2002.

        Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (see Note 7 to our consolidated financial statements). We expect to continue to record adjustments to income from stock option compensation in future periods.

        Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income. Interest expense as a percentage of total revenue decreased to 0.2% in fiscal 2002 from 0.8% in fiscal 2001. The decrease was primarily due to the repayment of all outstanding debt in May 2002.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 32.1% in fiscal 2002 to $35.9 million from $27.2 million in fiscal 2001. The increase includes the benefit of lower stock option compensation expense in fiscal 2002 and was partially offset by the legal settlement charge and the charge to amend a supply contract.

        Pending the completion of final closing tax returns for Video Update, we had net operating loss carryforwards for income taxes at January 6, 2002 resulting from the Video Update acquisition (see Note 2 to our consolidated financial statements) of approximately $67.0 million, with an $18.4 million related valuation allowance. Based on the final 2001 tax returns for Video Update, at January 5, 2003 the net operating loss carryforward for income taxes was adjusted to approximately $84.1 million in U.S. loss carryforwards and $6.5 million in foreign loss carryforwards that expire in years 2007 through 2021. We have recorded a valuation allowance of $24.9 million related to our net deferred tax assets as we are uncertain as to whether sufficient taxable income will be generated to allow the net deferred tax assets to be fully realized.

Fiscal year ended January 6, 2002 (a 53-week year) compared to the fiscal year ended December 31, 2000 (a 52-week year)

        Revenue.    For fiscal 2001, total revenues increased 15.7% to $369.1 million from $318.9 million in fiscal 2000. The increase for the year was due primarily to a 2.7% increase in same store revenues and an 11.5% increase in the average number of stores open during fiscal 2001 versus fiscal 2000. The increase in revenues was the result of: (i) significant increases in DVD rental revenue; (ii) an increase in the sales of previously viewed movies and previously played games; (iii) successful, chain-wide internal marketing programs designed to generate more consumer excitement and traffic in our base of stores; (iv) a favorable new release schedule in the last half of the year; (v) an extra week of revenues (totaling approximately $10.0 million) in fiscal 2001; and (vi) additional revenues from the Video Update acquisition (totaling approximately $4.9 million) in fiscal 2001. The revenue increase was partially offset by (i) soft game rentals through the third quarter of fiscal 2001 due to consumer anticipation of new game platforms being introduced late in the fourth quarter of fiscal 2001; and (ii) a decline in new movie sales as a result of the liquidation of older sell-through titles in certain stores during fiscal 2000 and into the first quarter of fiscal 2001.

        Cost of Sales.    The gross margin on rental revenue for fiscal 2001 was 68.7%, versus 68.0% in fiscal 2000. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold during the period. The improvement in the gross margin on rental revenue is a result of the 2.7% increase in same store revenues and the benefit of stronger margins on DVD rentals versus VHS rentals due to the difference in purchasing models for these two formats. The increase was achieved inclusive of a $2.1 million reserve against previously viewed VHS inventory in the fourth quarter of fiscal 2001 (see Note 1 to our consolidated financial statements).

        Cost of product sales includes the costs of new videocassettes and DVDs, concessions and other goods sold. The gross margin on product sales decreased to 18.2% for fiscal 2001 from 22.6% in fiscal 2000. The decrease in profitability of product sales was primarily a result of significant discounting associated with the continued liquidation of older sell-through titles and other slow moving inventory in certain stores early in fiscal 2001.

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

        General and administrative expenses represented 7.9% of total revenue in fiscal 2001 versus 7.8% in fiscal 2000. The increase was the result of a $1.6 million charge related to an amendment of our supply agreement with Rentrak Corporation in fiscal 2001. The increase was substantially offset by the revenue growth (benefiting from an extra week of revenues in fiscal 2001) achieved with only minimal increases to administrative staffing levels.

        Amortization of intangibles as a percentage of total revenue for fiscal 2001 was 1.8%, a decrease from 2.3% in fiscal 2000. This decrease was primarily due to the increase in revenue and the expiration of significant levels of five-year non-compete agreements throughout fiscal 2000 as well as lower impairment charges in fiscal 2001 versus fiscal 2000.

        Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (see Note 7 to our consolidated financial statements). We expect to record adjustments to income from stock option compensation in future periods.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 38.0% in fiscal 2001 to $27.2 million from $19.7 million in fiscal 2000. The increase was partially offset by the charge to amend a supply contract and stock option compensation expense.

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
  our mix of products rented versus sold;

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

Liquidity and Capital Resources

        Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores. We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, proceeds from our recent common stock offering and, if necessary, loans under revolving credit facilities. At January 5, 2003, we had cash and cash equivalents of $39.5 million, no long-term debt and $64.5 million in available borrowings under our credit facility.

        During fiscal 2002 we generated approximately $82.3 million in Adjusted EBITDA, a 33.6% increase over the prior year. For fiscal 2001, our Adjusted EBITDA increased to $61.6 million, a 54.9% increase over $39.7 million in fiscal 2000. These increases were primarily driven by the revenue increases during those periods while achieving economies of scale within our expense structure. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company's ability to incur and service debt assuming rental inventory is expensed upon purchase instead of being capitalized and amortized. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA. (See Selected Financial Data in Part II, Item 6 of this Form 10-K for our calculation of Adjusted EBITDA.)

        We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $186.7 million, $144.0 million and $110.8 million for fiscal 2002, 2001 and 2000, respectively. Net cash provided by operating activities continues to be sufficient to cover rental inventory replenishment, capital resource and debt service needs.

        Net cash used in investing activities was $206.7 million, $125.2 million and $101.0 million for fiscal 2002, 2001 and 2000, respectively. The increase was due to increased acquisition activity and increased rental inventory purchases to support a larger store base, as well as significant increases in property, furnishings and equipment resulting from increased store activity for fiscal 2002.

        Net cash provided by financing activities was $43.4 million in fiscal 2002 resulting from the net proceeds of our stock offering, reduced by the repayment of amounts outstanding under our credit facility. Net cash used in financing activities was $9.4 million and $9.7 million in fiscal 2001 and 2000, respectively, representing payments against our credit facility offset by proceeds from stock option exercises in fiscal 2001 and increased by the purchase and retirement of outstanding common stock in fiscal 2000.

        In May 2002, we closed a public offering of our common stock priced at $18.25 per share. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.6 million. A portion of the proceeds from the offering was used to repay outstanding borrowings under the credit facility. We are currently using the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a new revolving credit facility. Our credit facility is unsecured and, as amended, currently provides for borrowings of up to $65 million through July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering and terminated the interest rate swap agreement. The costs to terminate the interest rate swap were expensed and were immaterial to our results of operations.

        We grow our store base through internally developed and acquired stores. We opened 145 internally developed stores during fiscal 2002 and expect to open between 175 and 200 new stores in 2003. We acquired 265 stores during fiscal 2002. We will continue to evaluate acquisition opportunities in 2003 as they arise. To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

        Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary bankruptcy filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed to us by Video Update under a $6.5 million debtor-in-possession financing agreement. In addition, we purchased certain senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan of reorganization totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update totaling approximately $20.4 million. Video Update operated 324 video specialty stores in the United States and Canada as of the time of the acquisition. (see Note 2 to our consolidated financial statements)

        In December 2002, our Board of Directors approved the expenditure of up to $25 million for repurchases of our common stock. We have not currently purchased any shares of our stock under this authorization.

        At January 5, 2003, we had a working capital deficit of $33.6 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

        The following table discloses our contractual obligations and commercial commitments as of January 5, 2003 (see Notes 5 and 8 to our consolidated financial statements):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 Years	4–5 Years	After 5 Years
Credit facility—outstanding(1)	$—	$—	$—	$—	$—
Operating leases	216,789	6,882	162,541	35,274	12,092
Unconditional purchase obligations	14,838	4,000	10,838	—	—

Total contractual cash obligations	$231,627	$10,882	$173,379	$35,274	$12,092

(1)
The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2004. As of January 5, 2003, there were standby letters of credit outstanding under the credit facility of $537,000, of which $325,000 expired on March 14, 2003 and $212,000 expires on June 27, 2003.

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

        Our ability to fund our current plan of operations and our growth plan will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating the business and service any debt incurred in the future. If we are unable to satisfy these requirements with cash flow from operations and cash on hand, we may be required to sell assets or to obtain additional financing. We cannot assure you that any such sales of assets or additional financing could be obtained.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to our consolidated financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting policies include our policies with respect to rental inventory amortization, the recognition of extended viewing fee revenue, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

        A major component of our cost structure is based upon the method by which we amortize our rental inventory. Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is dependent upon the net realizable value of our inventory and the demand patterns of the rental products we provide. In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock VHS rental inventory available for sale as previously viewed inventory during the holiday period. The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory to arrive in stores in the first quarter of 2003. Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout the last year. DVD rental revenue represented approximately 50% of movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001. As a result of the significant shift from VHS to DVD that will occur in our rental inventory base as the new product arrives, we changed the estimates used to amortize rental inventory. The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory. We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

        The changes in our estimates for rental inventory amortization have been applied to all inventory held at October 7, 2002. The changes have been accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003. The change in estimate decreased rental inventory and increased depreciation expense for the fiscal year ended January 5, 2003 by approximately $27.9 million and reduced net income by $16.7 million, or $0.53 per diluted share. The impact of the change is net of a $2.1 million reserve against rental inventory that was established in the fourth quarter of 2001 in order to reflect the impact of the consumer transition to DVD on the sale prices of previously viewed VHS product.

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

        We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry, the market valuation of our common stock and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. We have not recognized any impairment losses on long-lived assets in fiscal 2000, 2001 or 2002. If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record impairment charges not previously recognized.

        We test goodwill for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We recorded impairment losses of $1,000,000, $700,000 and $0 in fiscal 2000, 2001 and 2002, respectively. If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.

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

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to the estimated utilization of the net operating losses resulting from the Video Update acquisition.

Related Party Transactions

        We hold a one-third interest in ECHO, LLC, a supply sales and distribution company. We purchase office and store supplies and other business products from ECHO. This relationship enables us to substantially reduce the retail mark-up that occurs between the wholesaler and the retailer. We paid ECHO approximately $422,000 and $6,422,000 during fiscal 2001 and 2002, respectively, and received distributions totaling $40,000 in fiscal 2002. We have a $125,000 outstanding line of credit due from ECHO. We have received approximately $2,900 and $6,400 in interest on the line of credit during fiscal 2001 and 2002, respectively. We had outstanding accounts payable to ECHO of approximately $24,000 and $469,000 as of January 6, 2002 and January 5, 2003, respectively.

        Air Conditioning Associates, Inc. ("ACA") is owned by the father-in-law and brother-in-law of our Chairman of the Board, President, and Chief Executive Officer. ACA administers the repair and maintenance function for our store base and corporate offices in addition to providing other HVAC materials and related services. We have achieved overall cost savings under this management agreement and have improved our system for managing company-wide repair and maintenance needs. We paid ACA approximately $382,000, $243,000 and $470,000 during fiscal 2000, 2001 and 2002, respectively. We had outstanding accounts payable to ACA of approximately $25,000 and $157,000 as of January 6, 2002 and January 5, 2003, respectively.

        J. Todd, Inc. d/b/a Todd & Sons, is owned by the brother of our Senior Vice President, Secretary and General Counsel. Todd & Sons supplies us with certain clothing and promotional items on an as needed basis. We have no minimum purchase requirements or contractual obligations with Todd & Sons. We paid Todd & Sons approximately $28,000, $127,000 and $49,000 during fiscal 2000, 2001 and 2002, respectively. We had outstanding accounts payable to Todd & Sons of approximately $3,000 and $1,000 as of January 6, 2002 and January 5, 2003, respectively.

        In February 2003, we entered into a lease with MEL, LLC for approximately 3,500 square feet of retail space in an existing shopping center to relocate one of our stores in Dothan, Alabama. Our Chairman of the Board, President and Chief Executive Officer holds a one-third interest in MEL, LLC. The initial lease term is five years with three, three-year renewal options. The lease payments required under the initial five-year term of the lease total approximately $144,000. The terms of this lease are more favorable than the terms available for the previous location.

        Each of these transactions is incurred in the normal course of business and purchases are pursuant to our established standard purchasing policies and practices. We believe that the terms of all transactions described above are no less favorable than terms that could have been obtained from third parties.

Recently Issued Accounting Pronouncements

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for the Effects of Disposal of a Segment of a Business. We adopted Statement 144 as of January 7, 2002. The adoption did not have any impact on our financial position or results of operations.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of Statement 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. Statement 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our consolidated financial statements. Statement 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the amended disclosure provisions of Statement 148 in fiscal 2002. We do not expect Statement 148 to have any impact on our operating results as we continue to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Forward-Looking Statements

        With respect to forward-looking statements, please refer to the disclosures set forth under "Cautionary Statements" in Item 1 above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk inherent in our financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). We currently have no amounts outstanding under our credit facility and, thus, no exposure to adverse interest rate changes.

        We are exposed to foreign exchange risks associated with our Canadian operations acquired in fiscal 2001. Historically, the Canadian exchange rates have been stable and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to Part III, Item 15 of this Form 10-K for the information required by Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item (other than the information regarding directors and executive officers set forth at the end of Part 1, Item 1 of this Form 10-K) will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures effectively ensure that material information required to be in this annual report is made known to them by others in a timely manner. We have not made any significant changes to our internal controls, and no other factors have come to our attention that could significantly affect our internal controls, subsequent to the date of this most recent evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:
Report of Ernst & Young LLP, Independent Auditors.
Consolidated Balance Sheets as of January 6, 2002 and January 5, 2003.
Consolidated Statements of Income for the Fiscal Years Ended December 31, 2000, January 6, 2002 and January 5, 2003.
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2000, January 6, 2002 and January 5, 2003.
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2000, January 6, 2002 and January 5, 2003.
Notes to Consolidated Financial Statements.

(a)(2)	Schedules:
Schedule II. Valuation and Qualifying Accounts
(a)(3)	Exhibits:

        The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment of Certificate of Incorporation dated June 6, 1996.(5)
3.1.2	Certificate of Amendment of Certificate of Incorporation dated July 1, 1999.(5)
3.1.3	Certificate of Amendment of Certificate of Incorporation dated June 27, 2002. (filed herewith)
3.2	Amended and Restated Bylaws of the Movie Gallery, Inc. (filed herewith)
4.1	Specimen Common Stock Certificate.(2)
10.1	1994 Stock Option Plan, as amended and form of Stock Option Agreement.(3)
10.1.1	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated June 13, 2000. (filed herewith)
10.1.2	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated September 12, 2002.(12)
10.2	Form of Indemnity Agreement.(1)
10.3	Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen.(1)
10.3.1	First Amendment to Employment Contract between M.G.A., Inc. and J. T. Malugen dated April 3, 2000.(6)
10.5	Employment Agreement between M.G.A., Inc. and J. Steven Roy.(4)
10.6	Employment Agreement between M.G.A., Inc. and S. Page Todd.(4)
10.7	Employment Agreement between M.G.A., Inc. and Jeffrey S. Stubbs.(7)
10.8	Assignment Agreement between BNP Paribas and Movie Gallery, Inc. dated May 2, 2001.(8)
10.9	Chapter 11 Financing Agreement between Video Update, Inc. and Movie Gallery, Inc. dated May 16, 2001.(8)
10.9.1	Amendment to Chapter 11 Financing Agreement between Movie Gallery, Inc. and Video Update, Inc. dated October 15, 2001.(10)
10.10	Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated June 27, 2001.(8)
10.10.1	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated September 25, 2001. (filed herewith)
10.10.2	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated January 14, 2002. (filed herewith)
10.10.3	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated August 15, 2002.(11)

10.11	Plan of Reorganization of Video Update, Inc., et al., as amended on December 18, 2001.(9)
21	List of Subsidiaries. (filed herewith)
23	Consent of Ernst & Young LLP, Independent Auditors. (filed herewith)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)
Previously filed with the Securities and Exchange Commission on June 10, 1994, as an exhibit to our Registration Statement on Form S-1 (File No. 33-80120).

(2)
Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1.

(3)
Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to our Form 10-K for the fiscal year ended January 5, 1997.

(4)
Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to our Form 10-K for the fiscal year ended January 4, 1998.

(5)
Previously filed with the Securities and Exchange Commission on August 17, 1999, as an exhibit to our Form 10-Q for the quarter ended July 4, 1999.

(6)
Previously filed with the Securities and Exchange Commission on May 17, 2000, as an exhibit to our Form 10-Q for the quarter ended April 2, 2000.

(7)
Previously filed with the Securities and Exchange Commission on April 2, 2001, as an exhibit to our Form 10-K for the fiscal year ended December 31, 2000.

(8)
Previously filed with the Securities and Exchange Commission on August 15, 2001, as an exhibit to our Form 10-Q for the quarter ended July 1, 2001.

(9)
Previously filed with the Securities and Exchange Commission on January 7, 2002, as an exhibit to our Form 8-K/A dated December 21, 2001.

(10)
Previously filed with the Securities and Exchange Commission on April 11, 2002, as an exhibit to our Registration Statement on Form S-1 (File No. 333-86016).

(11)
Previously filed with the Securities and Exchange Commission on August 21, 2002, as an exhibit to our Form 10-Q for the quarter ended July 7, 2002.

(12)
Previously filed with the Securities and Exchange Commission on November 20, 2002, as an exhibit to our Form 10-Q for the quarter ended October 6, 2002.

(b)  Reports on Form 8-K:

        None.

(c)  Exhibits:

        See (a)(3) above.

ITEM 16.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE GALLERY, INC.
By:	/s/ J. T. MALUGEN J. T. Malugen Chairman of the Board, President and Chief Executive Officer

Date: April 7, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. T. MALUGEN J. T. Malugen	Chairman of the Board, President and Chief Executive Officer	April 7, 2003
/s/ H. HARRISON PARRISH H. Harrison Parrish	Vice Chairman of the Board	April 7, 2003
/s/ WILLIAM B. SNOW William B. Snow	Director	April 7, 2003
/s/ PHILIP B. SMITH Philip B. Smith	Director	April 7, 2003
/s/ J. STEVEN ROY J. Steven Roy	Executive Vice President and Chief Financial Officer	April 7, 2003
/s/ IVY M. JERNIGAN Ivy M. Jernigan	Vice President—Controller	April 7, 2003

MOVIE GALLERY, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

        I, J. T. Malugen, certify that:

1.
I have reviewed this annual report on Form 10-K of Movie Gallery, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 7, 2003
/s/ J. T. MALUGEN
J. T. Malugen Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

        I, J. Steven Roy, certify that:

1.
I have reviewed this annual report on Form 10-K of Movie Gallery, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 7, 2003
/s/ J. STEVEN ROY
J. Steven Roy Executive Vice President and Chief Financial Officer

Movie Gallery, Inc.

Consolidated Financial Statements

Fiscal years ended December 31, 2000, January 6, 2002 and January 5, 2003

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Movie Gallery, Inc.

        We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 6, 2002 and January 5, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 5, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 6, 2002 and January 5, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 5, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

                                                                                                                            /s/ Ernst & Young LLP

Birmingham, Alabama
February 13, 2003

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 6, 2002	January 5, 2003
Assets
Current assets:
Cash and cash equivalents	$16,349	$39,526
Merchandise inventory	6,739	18,646
Prepaid expenses	2,085	1,533
Store supplies and other	5,582	7,585
Deferred income taxes	1,159	—

Total current assets	31,914	67,290
Rental inventory, net	88,424	82,880
Property, furnishings and equipment, net	71,739	86,993
Goodwill, net	71,682	116,119
Other intangibles, net	4,156	6,677
Deposits and other assets	2,217	3,615

Total assets	$270,132	$363,574

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,785	$66,996
Accrued liabilities	24,853	23,524
Deferred revenue	4,082	9,636
Deferred income taxes	—	742

Total current liabilities	80,720	100,898
Long-term debt	26,000	—
Other accrued liabilities	606	249
Deferred income taxes	624	3,376
Stockholders' equity:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 27,215 and 32,062 shares issued and outstanding, respectively	27	32
Additional paid-in capital	140,475	216,631
Retained earnings	21,713	42,647
Accumulated other comprehensive loss	(33)	(259)

Total stockholders' equity	162,182	259,051

Total liabilities and stockholders' equity	$270,132	$363,574

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Revenues:
Rentals	$294,298	$347,464	$490,836
Product sales	24,638	21,667	38,152

Total revenues	318,936	369,131	528,988
Cost of sales:
Cost of rental revenues	94,105	108,732	164,818
Cost of product sales	19,066	17,715	29,852

Gross margin	205,765	242,684	334,318
Operating costs and expenses:
Store operating expenses	153,665	171,409	253,865
General and administrative	24,945	29,288	40,995
Amortization of intangibles	7,465	6,656	1,298
Stock option compensation	—	8,161	2,279

Operating income	19,690	27,170	35,881
Interest expense, net	(3,779)	(3,026)	(1,024)

Income before income taxes	15,911	24,144	34,857
Income taxes	6,425	9,788	13,923

Net income	$9,486	$14,356	$20,934

Earnings per share:
Basic	$0.37	$0.56	$0.69

Diluted	$0.37	$0.53	$0.67

Weighted average shares outstanding:
Basic	25,801	25,837	30,273
Diluted	25,868	27,220	31,436

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 2, 2000	$28	$127,522	$(2,129)	$—	$125,421
Net income	—	—	9,486	—	9,486
Repurchase and retirement of 3,180 shares	(3)	(5,695)	—	—	(5,698)

Balance at December 31, 2000	25	121,827	7,357	—	129,209
Comprehensive Income:
Net income			14,356	—	14,356
Foreign currency translation			—	(33)	(33)

Total comprehensive income			14,356	(33)	14,323
Exercise of stock options for 2,129 shares	2	5,214	—	—	5,216
Tax benefit of stock options exercised	—	5,273	—	—	5,273
Stock option compensation	—	8,161	—	—	8,161

Balance at January 6, 2002	27	140,475	21,713	(33)	162,182
Comprehensive Income:
Net income			20,934	—	20,934
Foreign currency translation			—	(226)	(226)

Total comprehensive income			20,934	(226)	20,708
Issuance of 3,900 shares of common stock, net of issuance cost, of $4,406	4	66,765	—	—	66,769
Exercise of stock options for 947 shares	1	2,658	—	—	2,659
Tax benefit of stock options exercised	—	4,454	—	—	4,454
Stock option compensation	—	2,279	—	—	2,279

Balance at January 5, 2003	$32	$216,631	$42,647	$(259)	$259,051

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Operating activities:
Net income	$9,486	$14,356	$20,934
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	66,078	80,703	128,300
Depreciation and intangibles amortization	22,327	22,332	19,346
Stock option compensation	—	8,161	2,279
Tax benefit of stock options exercised	—	5,273	4,454
Deferred income taxes	4,671	3,703	4,653
Changes in operating assets and liabilities:
Merchandise inventory	5,884	3,436	(10,972)
Other current assets	(643)	(2,731)	(466)
Deposits and other assets	(518)	856	(1,222)
Accounts payable	4,868	5,493	15,446
Accrued liabilities and deferred revenue	(1,356)	2,384	3,967

Net cash provided by operating activities	110,797	143,966	186,719
Investing activities:
Business acquisitions	(3,085)	(20,047)	(57,675)
Purchases of rental inventory	(74,829)	(83,840)	(117,753)
Purchases of property, furnishings and equipment	(23,086)	(21,342)	(31,316)

Net cash used in investing activities	(101,000)	(125,229)	(206,744)
Financing activities:
Net proceeds from issuance of common stock	—	—	66,769
Purchases and retirement of common stock	(5,698)	—	—
Proceeds from exercise of stock options	—	5,216	2,659
Net payments on long-term debt	(4,040)	(14,600)	(26,000)

Net cash (used in) provided by financing activities	(9,738)	(9,384)	43,428
Effect of exchange rate changes on cash and cash equivalents	—	(33)	(226)

Increase in cash and cash equivalents	59	9,320	23,177
Cash and cash equivalents at beginning of fiscal year	6,970	7,029	16,349

Cash and cash equivalents at end of fiscal year	$7,029	$16,349	$39,526

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,817	$3,434	$905
Cash paid during the period for income taxes	1,688	1,461	2,716

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements

December 31, 2000, January 6, 2002 and January 5, 2003

1.    Accounting Policies

Principles of Consolidation and Description of Business

        The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries. All material intercompany accounts and transactions have been eliminated.

        We own and operate video specialty stores located in 43 states and six Canadian provinces.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, fixed assets and other intangibles, valuation allowances for deferred tax assets and the allocation of the purchase price of acquired businesses. These estimates and assumptions could change and actual results could differ from these estimates.

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

        The extraordinary loss on early extinguishment of debt reported in fiscal 2001 ($177,000, net of taxes of $113,000) has been reclassified to interest expense and income taxes. The item is not material to our operating results.

Fiscal Year

        Our fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for the fiscal year ended December 31, 2000 and January 5, 2003 reflect 52-week years. Results for the fiscal year ended January 6, 2002 reflect a 53-week year. Our fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation, amortization, rent and utilities, are calculated and recorded monthly, with twelve months included in each fiscal year.

Cash Equivalents

        We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

        Merchandise inventory consists primarily of new videocassette tapes ("VHS"), DVD, video games, video accessories and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Rental Inventory

        In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock VHS rental inventory available for sale as previously viewed inventory during the holiday period. The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory to arrive in stores in the first quarter of 2003. Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout the last year. DVD rental revenue represented approximately 50% of movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001. As a result of the significant shift from VHS to DVD that will occur in our rental inventory base as the new product arrives, we changed the estimates used to amortize rental inventory. The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory. We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

        Rental inventory is stated at cost and amortized over its economic useful life. The up-front fees and minimum costs of rental product purchased under revenue-sharing arrangements are capitalized and amortized in accordance with our rental inventory amortization policy. Revenue-sharing payments are expensed as incurred and are included in cost of rental revenues. Effective October 7, 2002, the cost of base stock, or catalog, movie inventory is amortized on an accelerated basis over the first twelve months and then on a straight-line basis over the next twelve months to its salvage value, $4 for DVD and $2 for VHS. The cost of non-base stock, or new release, movie inventory is amortized to its salvage value on an accelerated basis over six months. Video games are amortized on a straight-line basis to a $5 salvage value over twelve months.

        The changes in our estimates for rental inventory amortization have been applied to all inventory held at October 7, 2002. The changes have been accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003. The change in estimate decreased rental inventory and increased depreciation expense for the fiscal year ended January 5, 2003 by approximately $27.9 million and reduced net income by $16.7 million, or $0.53 per diluted share. The impact of the change is net of a $2.1 million reserve against rental inventory that was established in the fourth quarter of 2001 in order to reflect the impact of the consumer transition to DVD on the sale prices of previously viewed VHS product.

        Prior to October 7, 2002, the cost of base stock movie inventory was amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months.

The cost of non-base stock movie inventory was amortized on an accelerated basis over six months to a net book value of $4, which was then amortized on a straight-line basis over the next 30 months or until the movie was sold, at which time the unamortized book value was charged to cost of sales. Video games were amortized on a straight-line basis to a $10 salvage value over eighteen months or until the game was sold, at which time the unamortized book value was charged to cost of sales.

        Rental inventory consists of the following (in thousands):

	January 6, 2002	January 5, 2003
Rental inventory	$174,647	$202,012
Accumulated amortization	(86,223)	(119,132)

	$88,424	$82,880

Property, Furnishings and Equipment

        Property, furnishings and equipment are stated at cost and include costs incurred in the construction of new stores. Depreciation is provided on a straight-line basis over the estimated lives of the related assets.

Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("Statement") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion. The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001. The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted Statement 142 as of January 7, 2002. The adoption of Statement 142 did not have any impact on the classification of intangible assets. We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002. Application of the nonamortization provisions of Statement 142 as of January 3, 2000 would have increased net income by approximately $3,413,000 to $12,899,000, or $0.50 per diluted share, for fiscal 2000 and $3,418,000 to $17,774,000, or $0.65 per diluted share, for fiscal 2001.

        Amortization of intangibles for fiscal 2000 and 2001 includes an impairment loss of $1,000,000 and $700,000, respectively, to write-off the net book value of goodwill in excess of its estimated fair market value in accordance with the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. No impairment loss was recognized in fiscal 2002 under the provisions of Statement 142.

Impairment of Long-Lived Assets

        Long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We use the discounted cash flow method to estimate the fair value of our long-lived assets. We have not recognized any impairment losses on long-lived assets in fiscal 2000, 2001 or 2002.

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for the Effects of Disposal of a Segment of a Business. We adopted Statement 144 as of January 7, 2002. The adoption did not have any impact on our financial position or results of operations.

Income Taxes

        We account for income taxes under the provisions of FASB Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

        We recognize rental revenue when the movie or video game is rented by the customer. Revenue from extended viewing fees incurred on rentals when the customer chooses to keep the product beyond the initial rental period is recognized when payment is received from the customer. We recognize product sales revenue at the time of sale.

        We periodically sell stored value cards in the form of electronic gift cards or discount rental cards. We record deferred revenue from the sale of stored value cards at the time of sale to the customer. The liability is relieved and revenue is recognized when the cards are redeemed by the customers.

Advertising Costs

        Advertising costs, exclusive of cooperative reimbursements from vendors, are expensed when incurred. Advertising expense for fiscal 2000, 2001 and 2002 totaled $1,563,000, $2,219,000 and $2,703,000, respectively.

Store Opening and Start-up Costs

        Store opening costs, which consist primarily of payroll and advertising, and start-up costs are expensed as incurred.

Fair Value of Financial Instruments

        At January 6, 2002 and January 5, 2003, the carrying value of financial instruments such as cash and cash equivalents, accounts payable and long-term debt approximated their fair values, calculated using discounted cash flow analysis at our incremental borrowing rate.

Foreign Currency Translation

        Our foreign subsidiary records transactions using the local currency as the functional currency. In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of the foreign subsidiary are translated into U. S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated. Income and expenses are translated at average weekly exchange rates each fiscal period. The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in accumulated other comprehensive loss, which is a separate component of consolidated stockholders' equity.

Derivatives

        We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and 138. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

Stock Option Plan

        At January 5, 2003, we have a stock-based employee compensation plan, which is described more fully in Note 7. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock option compensation is reflected in net income for variable options outstanding under the plan (see Note 7). No stock option compensation is reflected in net income for the remaining options outstanding under the plan, as the exercise price was equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Net income, as reported	$9,486	$14,356	$20,934
Add: Stock option compensation included
in reported net income, net of tax	—	4,919	1,367
Deduct: Stock option compensation
determined under fair value based
methods for all awards, net of tax	(990)	(899)	(1,147)

Pro forma net income	$8,496	$18,376	$21,154

Earnings per share:
Basic	$0.37	$0.56	$0.69

Diluted	$0.37	$0.53	$0.67

Pro forma earnings per share:
Basic	$0.33	$0.71	$0.70

Diluted	$0.33	$0.68	$0.67

Employee Benefits

        We have a 401(k) savings plan available to all active employees who are over 21 years of age and have completed one year of service. We make discretionary and matching contributions based on employee compensation. The matching contribution for fiscal 2000, 2001 and 2002 was immaterial to our operating results.

Recently Issued Accounting Pronouncements

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of Statement 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. Statement 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our consolidated financial statements. Statement 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the amended disclosure provisions of Statement 148 in fiscal 2002. We do not expect Statement 148 to have any impact on our operating results as we continue to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

2.    Acquisitions

        During fiscal 2002, we purchased 265 stores in 34 separate transactions for approximately $60.7 million and recorded approximately $44.0 million in goodwill, $3.3 million for customer lists and $1.0 million for non-compete agreements related to these transactions.

        Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. under its plan of reorganization which was confirmed by the United States Bankruptcy Court on December 20, 2001. Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary filing on September 18, 2000. The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed to us by Video Update under a $6.5 million debtor-in-possession financing agreement. In addition, we purchased certain senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update as disclosed in the following table. At the time of acquisition, Video Update operated 324 video specialty stores in the United States and Canada. Our acquisition of Video Update was made as a strategic expansion of our geographic markets in accordance with our growth plan.

        Due to the Video Update acquisition occurring near the end of fiscal 2001, the closing of the final books and records of Video Update had not been completed as of the time our fiscal 2001 consolidated financial statements were prepared. As a result, we posted adjustments to the purchase price allocation during fiscal 2002 to reduce the liabilities by $4.3 million. This includes an adjustment of $0.1 million to the $1.3 million accrual for costs incurred during fiscal 2002 to transition the corporate functions of Video Update to our corporate office. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price allocation adjustments made in fiscal 2002 and the final resulting purchase price allocation. Any future adjustments to the purchase price allocation will be reflected as a component of net income.

Video Update, Inc.
Condensed Balance Sheet
As of December 21, 2001
(in thousands)

	Preliminary	Adjustments	Final
Current assets	$3,017	$10	$3,027
Rental inventory, net	21,801	(2,801)	19,000
Property, furnishings and equipment, net	12,596	(1,514)	11,082
Deferred income taxes	8,468	—	8,468

Total assets acquired	45,882	(4,305)	41,577
Accruals for settlement of liabilities subject to compromise	6,253	—	6,253
Current liabilities and accrued expenses	24,669	(4,305)	20,364
Notes payable to parent	8,460	—	8,460

Total liabilities assumed	39,382	(4,305)	35,077

Net investment in common stock	$6,500	$—	$6,500

        The results of operations of Video Update have been included in our consolidated statements of income since December 21, 2001. The following unaudited pro forma information presents our consolidated results of operations as though the acquisition of Video Update had occurred as of the beginning of fiscal 2000. The pro forma information is not indicative of the results of operations that actually would have been obtained if the transaction had occurred at the beginning of fiscal 2000. Additionally, the pro forma information is not intended to be a projection of future results.

	Fiscal Year Ended
	December 31, 2000	January 6, 2002
	(in thousands, except per share data)
Revenue	$426,426	$466,557
Net income	13,844	14,358
Net income per share:
Basic	0.54	0.56
Diluted	0.54	0.53

        In addition to the Video Update acquisition, we purchased 31 stores in five separate transactions for approximately $6.6 million during fiscal 2001 and recorded approximately $3.5 million in goodwill and $1.0 million in other intangibles related to these transactions.

3.    Property, Furnishings and Equipment

        Property, furnishings and equipment consists of the following (in thousands):

	Useful Life	January 6, 2002	January 5, 2003
Land	—	$1,819	$1,959
Buildings	40 years	4,916	$6,547
Furniture and fixtures	7 years	45,395	53,585
Equipment	5 years	44,364	52,382
Leasehold improvements and signs	7 years	48,342	61,947

		144,836	176,420
Accumulated depreciation		(73,097)	(89,427)

		$71,739	$86,993

4.    Intangible Assets

        The components of goodwill and other intangibles are as follows (in thousands):

		January 6, 2002		January 5, 2003
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	—	$103,093	$(31,411)	$116,119	$—

Non-compete agreements	9 years	$8,688	$(5,662)	$9,492	$(6,493)
Customer lists	7 years	1,130	—	3,996	(318)

Total other intangibles		$9,818	$(5,662)	$13,488	$(6,811)

        Estimated amortization expense for other intangible assets for the five succeeding fiscal years is as follows (in thousands):

2003	$1,601
2004	1,546
2005	1,073
2006	811
2007	705

        The changes in the carrying amounts of goodwill for the year ended January 5, 2003, are as follows (in thousands):

Balance as of January 6, 2002	$71,682
Goodwill acquired	44,437

Balance as of January 5, 2003	$116,119

5.    Financing Obligations

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage. In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering (see Note 7) and terminated the interest rate swap agreement. The costs to terminate the interest rate swap were expensed and were immaterial to our results of operations. As of January 5, 2003, there were standby letters of credit outstanding under our credit facility of $537,000, of which $325,000 expires on March 14, 2003 and $212,000 expires on June 27, 2003.

6.    Income Taxes

        The following reflects actual income tax expense (in thousands):

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Current payable:
Federal	$1,439	$5,447	$7,090
State	315	641	2,180

Total current	1,754	6,088	9,270
Deferred:
Federal	4,056	3,456	5,212
State	615	244	(559)

Total deferred	4,671	3,700	4,653

	$6,425	$9,788	$13,923

        A reconciliation of income tax expense at the federal income tax rate to our effective income tax provision is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Income tax expense at statutory rate	$5,569	$8,450	$12,200
State income tax expense, net of federal income tax benefit	604	576	1,054
Other, net	252	762	669

	$6,425	$9,788	$13,923

        We had net operating loss carryforwards at January 6, 2002 resulting from the Video Update acquisition (see Note 2) of approximately $84.1 million U.S. and $6.5 million foreign for income taxes that expire in years 2007 through 2021. We have recorded a valuation allowance of $24.9 million related to its net deferred tax assets as management is uncertain as to whether sufficient taxable income will be generated to allow the net deferred tax assets to be realized.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of our deferred tax assets and liabilities are as follows (in thousands):

	January 6, 2002	January 5, 2003
Deferred tax assets:
Non-compete agreements	$4,573	$4,946
Alternative minimum tax credit carryforward	4,169	682
Net operating loss carryforwards	25,490	31,944
Accrued liabilities	770	1,456
Other tax credit carryforwards	—	687
Other	1,357	2,232

Total deferred tax assets	36,359	41,947
Valuation allowance	(18,412)	(24,953)

Net deferred tax assets	17,947	16,994
Deferred tax liabilities:
Furnishings and equipment	(6,494)	(11,573)
Rental inventory	(6,473)	(4,635)
Goodwill	(1,986)	(2,621)
Other	(2,459)	(2,283)

Total deferred tax liabilities	(17,412)	(21,112)

Net deferred tax assets (liabilities)	$535	$(4,118)

7.    Stockholders' Equity

Common Stock

        Our Board of Directors approved two three-for-two stock splits, which were effected on August 31, 2001 and January 3, 2002 in the form of stock dividends. The stock splits increased the number of shares of common stock outstanding by a total of 14,894,399 shares.

Earnings Per Share

        Basic earnings per share and basic pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share and diluted pro forma earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (67,000, 1,383,000 and 1,163,000 for fiscal 2000, 2001 and 2002, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

Stock Offering

        In May 2002, we closed a public offering of our common stock priced at $18.25 per share. We sold 3,900,000 shares and received the proceeds from 350,000 stock options exercised in conjunction with the offering for total proceeds, net of expenses of the offering, of approximately $67.6 million. A portion of the proceeds from the offering were used to repay outstanding borrowings under our credit facility. We are currently using the balance of the proceeds from the offering for new store openings, selective acquisitions, working capital and other general corporate purposes.

Stock Option Plan

        In July 1994, our Board of Directors adopted, and our stockholders approved, the 1994 Stock Option Plan. The plan provides for the award of incentive stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. Currently 6,750,000 shares are reserved for issuance under the plan, 3,500,393 of which have been exercised as of January 5, 2003. Options granted under the plan have a ten-year term and generally vest over four years.

        In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, we apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plan and, accordingly, have not recognized compensation cost in connection with the plan, except for the variable options described below. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in Note 1. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

        The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 31, 2000	January 6, 2002	January 5, 2003
Expected volatility	0.703	0.706	0.705
Risk-free interest rate	5.15%	5.41%	5.26%
Expected life of option in years	5.7	5.5	5.1
Expected dividend yield	0.0%	0.0%	0.0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. We repriced 864,000 stock options in March 2001, and reduced the exercise price to $1.78 per share. Assuming all repriced stock options are exercised, we will receive $.6 million less than if no repricing had occurred. Under Interpretation 44, the repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised.

        A summary of our stock option activity and related information is as follows:

	Outstanding Options	Weighted- Average Exercise Price Per Share
Outstanding at January 2, 2000	5,123,221	$4.25
Granted	911,250	1.42
Exercised	—	—
Cancelled	(313,830)	2.28

Outstanding at December 31, 2000	5,720,641	3.91
Granted	—	—
Exercised	(2,128,927)	2.26
Cancelled	(146,205)	4.99

Outstanding at January 6, 2002	3,445,509	4.71
Granted	456,250	14.61
Exercised	(946,935)	2.81
Cancelled	(43,531)	3.25

Outstanding at January 5, 2003	2,911,293	6.90

Exercisable at December 31, 2000	3,755,941	5.02
Exercisable at January 6, 2002	2,236,021	6.39
Exercisable at January 5, 2003	1,873,068	6.92
Weighted-average fair value of options granted:
Fiscal year ended December 3, 2000	$2.10
Fiscal year ended January 6, 2002	—
Fiscal year ended January 5, 2003	7.62

        Options outstanding as of January 5, 2003 had a weighted-average remaining contractual life of 5.8 years and exercise prices ranging from $1.00 to $18.00 as follows:

	Exercise price of
	$1.00 to $2.00	$6.00 to $11.00	$13.00 to $18.00
Options outstanding	1,484,293	515,000	912,000
Weighted-average exercise price	$1.62	$7.63	$15.08
Weighted-average remaining contractual life	6.9 years	2.5 years	5.8 years
Options exercisable	866,818	515,000	491,250
Weighted-average exercise price of exercisable options	$1.66	$7.63	$15.47

8.    Commitments and Contingencies

        Rent expense for fiscal 2000, 2001 and 2002 totaled $45,132,000, $50,985,000 and $82,597,000, respectively. Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 5, 2003 (in thousands):

2003	$65,643
2004	57,725
2005	39,173
2006	22,370
2007	12,904
Thereafter	12,092

$209,907

        We have a supply contract with Rentrak Corporation which requires us to order rental inventory under lease sufficient to require an aggregate minimum payment of $4 million per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees. The agreement expires in 2006. In March 2001, we amended the terms of our existing supply contract with Rentrak. We paid Rentrak $1.6 million in connection with the amendment to the contract. Additionally, we prepaid approximately $.9 million to be applied over a three-year period against future amounts due under the contract.

        In the second quarter of fiscal 2002, we obtained a preliminary court order approving a settlement agreement in certain putative class action lawsuits filed against us alleging that the extended viewing fees charged to our customers for keeping rental products beyond the initial rental period were penalties in violation of certain common law and equitable principles. Under the terms of the settlement agreement, we were required to give class members certificates with values ranging from $9 to $16, redeemable between January 30, 2003 and June 30, 2003, for movie rentals, game rentals, and non-food purchases in our stores. We also agreed to pay the plaintiffs' attorneys up to $850,000 in fees. The terms of the settlement were approved in a fairness hearing on November 22, 2002. The settlement released all claims made by all class members in all the pending class actions, other than a de minimis number of members who chose not to participate in the settlement. The court's order approving the settlement has become final and non-appealable. We incurred a one-time charge to our earnings of approximately $4 million in the second quarter of 2002 as a result of the settlement, which amount includes $850,000 of plaintiffs' attorneys' fees.

        We are occasionally involved in litigation in the ordinary course of business, none of which, individually or in the aggregate, is material to our business or results of operations.

9.    Related Party Transactions

        We hold a one-third interest in ECHO, LLC, a supply sales and distribution company. We purchase office and store supplies and other business products from ECHO. This relationship enables us to substantially reduce the retail mark-up that occurs between the wholesaler and the retailer. We paid ECHO approximately $422,000 and $6,422,000 during fiscal 2001 and 2002, respectively, and received distributions totaling $40,000 in fiscal 2002. We have a $125,000 outstanding line of credit due from ECHO. We have received approximately $2,900 and $6,400 in interest on the line of credit during fiscal 2001 and 2002, respectively. We had outstanding accounts payable to ECHO of approximately $24,000 and $469,000 as of January 6, 2002 and January 5, 2003, respectively.

        Air Conditioning Associates, Inc. ("ACA") is owned by the father-in-law and brother-in-law of our Chairman of the Board, President, and Chief Executive Officer. ACA administers the repair and maintenance function for our store base and corporate offices in addition to providing other HVAC materials and related services. We have achieved overall cost savings under this management agreement and have improved our system for managing company-wide repair and maintenance needs. We paid ACA approximately $382,000, $243,000 and $470,000 during fiscal 2000, 2001 and 2002, respectively. We had outstanding accounts payable to ACA of approximately $25,000 and $157,000 as of January 6, 2002 and January 5, 2003, respectively.

        J. Todd, Inc. d/b/a Todd & Sons, is owned by the brother of our Senior Vice President, Secretary and General Counsel. Todd & Sons supplies us with certain clothing and promotional items on an as needed basis. We have no minimum purchase requirements or contractual obligations with Todd & Sons. We paid Todd & Sons approximately $28,000, $127,000 and $49,000 during fiscal 2000, 2001 and 2002, respectively. We had outstanding accounts payable to Todd & Sons of approximately $3,000 and $1,000 as of January 6, 2002 and January 5, 2003, respectively.

10.    Foreign Operations

        Beginning in fiscal 2001, we operated in both the United States and Canada. The following table sets forth our consolidated revenues, operating income and assets by geographic area. All intercompany balances and transactions have been eliminated.

	Fiscal Year Ended
	January 6, 2002	January 5, 2003
	(in thousands)
Revenues:
United States	$367,637	$505,807
Canada	1,494	23,181

Total revenues	$369,131	$528,988

Operating income:
United States	$26,696	$36,111
Canada	474	(230)

Total operating income	$27,170	$35,881

Assets (at end of fiscal year):
United States	$258,691	$342,787
Canada	11,441	20,787

Total assets	$270,132	$363,574

11.    Summary of Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations (in thousands, except per share data):

	Thirteen Weeks Ended			Fourteen Weeks Ended
	April 1, 2001	July 1, 2001	September 30, 2001	January 6, 2002
Revenues	$91,571	$82,987	$86,467	$108,106
Operating income	$7,413	$2,600	$2,750	$14,407
Net income	$4,019	$927	$1,271	$8,139
Basic earnings per share	$0.16	$0.04	$0.05	$0.30
Diluted earnings per share	$0.16	$0.04	$0.05	$0.28
	Thirteen Weeks Ended
	April 7, 2002	July 7, 2002	October 6, 2002	January 5, 2003
Revenue	$123,130	$122,578	$130,435	$152,845
Operating income (loss)	$16,869	$9,728	$15,737	$(6,453)
Net income (loss)	$9,874	$5,600	$9,392	$(3,932)
Basic earnings (loss) per share	$0.36	$0.19	$0.29	$(0.12)
Diluted earnings (loss) per share	$0.35	$0.18	$0.29	$(0.12)

Movie Gallery, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at December 31, 2002	Additions Charged to Costs and Expenses	Deductions	Balance at January 6, 2002	Deductions	Balance at January 5, 2003
Rental inventory reserve(1)	$—	$2,100	$—	$2,100	$(2,100)	$—
Exit cost reserve(2)	$—	$1,257	$(23)	$1,234	$(1,234)	$—

(1)
Reserve is deducted from net book value of rental inventory in the balance sheet. Reserve was reversed in conjunction with change in estimate for rental inventory amortization in fiscal 2002.

(2)
Reserve established in conjunction with Video Update acquisition. Includes employee termination costs, rent and utilities. Deduction represents actual payments made against exit cost reserve and purchase price allocation adjustment to reverse excess accrual of $125 in fiscal 2002.

Index to Exhibits

Exhibit No.	Description

3.1.3	Certificate of Amendment of Certificate of Incorporation
3.2	Amended and Restated Bylaws of Movie Gallery, Inc.
10.1.1	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended
10.10.1	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated September 25, 2001
10.10.2	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated January 14, 2002
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
MOVIE GALLERY, INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION
Report of Ernst & Young LLP, Independent Auditors
Movie Gallery, Inc. Consolidated Balance Sheets (in thousands)
Movie Gallery, Inc. Consolidated Statements of Income (in thousands, except per share data)
Movie Gallery, Inc. Consolidated Statements of Stockholders' Equity (in thousands)
Movie Gallery, Inc. Consolidated Statements of Cash Flows (in thousands)
Movie Gallery, Inc. Notes to Consolidated Financial Statements
Movie Gallery, Inc. Schedule II—Valuation and Qualifying Accounts (in thousands)
Index to Exhibits