Form 10-Q
period 2003-04-06
MOVIE GALLERY INC
filed 2003-05-21
CIK 925178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 6, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares outstanding of the registrant's common stock as of May 14, 2003 was 32,225,602.

Movie Gallery, Inc.
Index

Movie Gallery, Inc.
Consolidated Balance Sheets
(in thousands)

	January 5, 2003	April 6, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,526	$34,532
Merchandise inventory	18,646	18,636
Prepaid expenses	1,533	1,799
Store supplies and other	7,585	8,851

Total current assets	67,290	63,818
Rental inventory, net	82,880	90,167
Property, furnishings and equipment, net	86,993	92,993
Goodwill	116,119	118,347
Other intangibles, net	6,677	7,053
Deposits and other assets	3,615	4,339

Total assets	$363,574	$376,717

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66,996	$60,002
Accrued liabilities	23,524	26,713
Deferred revenue	9,636	8,331
Deferred income taxes	742	1,278

Total current liabilities	100,898	96,324
Other accrued liabilities	249	259
Deferred income taxes	3,376	5,766
Stockholders' equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 32,061,871 and 32,143,690 shares issued and outstanding, respectively	32	32
Additional paid-in capital	216,631	217,607
Retained earnings	42,647	55,931
Accumulated other comprehensive income (loss)	(259)	798

Total stockholders' equity	259,051	274,368

Total liabilities and stockholders' equity	$363,574	$376,717

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003
Revenues:
Rentals	$116,418	$153,181
Product sales	6,712	15,468

Total revenues	123,130	168,649
Cost of sales:
Cost of rental revenues	31,757	47,584
Cost of product sales	4,540	12,671

Gross margin	86,833	108,394
Operating costs and expenses:
Store operating expenses	59,840	74,484
General and administrative	9,590	10,776
Amortization of intangibles	337	426
Stock option compensation	197	469

Operating income	16,869	22,239
Interest expense, net	(446)	(99)

Income before income taxes	16,423	22,140
Income taxes	6,549	8,856

Net income	$9,874	$13,284

Net income per share:
Basic	$0.36	$0.41

Diluted	$0.35	$0.40

Weighted average shares outstanding:
Basic	27,325	32,097
Diluted	28,616	33,084

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003
Operating activities:
Net income	$9,874	$13,284
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	22,596	35,775
Depreciation and intangibles amortization	4,720	5,323
Stock option compensation	197	469
Tax benefit of stock options exercised	1,011	382
Deferred income taxes	5,090	2,926
Changes in operating assets and liabilities:
Merchandise inventory	(119)	59
Other current assets	653	(1,518)
Deposits and other assets	(842)	(724)
Accounts payable	(4,255)	(6,994)
Accrued liabilities and deferred revenue	(2,942)	1,676

Net cash provided by operating activities	35,983	50,658
Investing activities:
Business acquisitions	(11,894)	(3,725)
Purchases of rental inventory	(25,829)	(42,387)
Purchases of property, furnishings and equipment	(6,061)	(10,722)

Net cash used in investing activities	(43,784)	(56,834)
Financing activities:
Proceeds from exercise of stock options	349	125
Net proceeds from long-term debt	11,500	—

Net cash provided by financing activities	11,849	125
Effect of exchange rate changes on cash and cash equivalents	17	1,057

Increase (decrease) in cash and cash equivalents	4,065	(4,994)
Cash and cash equivalents at beginning of period	16,349	39,526

Cash and cash equivalents at end of period	$20,414	$34,532

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

April 6, 2003

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the uaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 6, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003.

Stock Option Plan

        We account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock option compensation is reflected in net income for variable options outstanding under the plan. No stock option compensation is reflected in net income for the remaining options outstanding under the plan, as the exercise price was equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003
Net income, as reported	$9,874	$13,284
Add: Stock option compensation included in reported net income, net of tax	118	281
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(287)	(132)

Pro forma net income	$9,705	$13,433

Net income per share:
Basic	$0.36	$0.41

Diluted	$0.35	$0.40

Pro forma net income per share:
Basic	$0.36	$0.42

Diluted	$0.34	$0.40

2. Rental Inventory

        In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock VHS rental inventory available for sale as previously viewed inventory during the holiday period. The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory which arrived in stores in the first quarter of 2003. Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout the last year. DVD rental revenue represented approximately 50% of movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001. As a result of the significant shift from VHS to DVD that has occurred in our rental inventory base, we changed the estimates used to amortize rental inventory in the fourth quarter of fiscal 2002 as discussed below. The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory. We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

        Rental inventory is stated at cost and amortized over its economic useful life. The up-front fees and minimum costs of rental product purchased under revenue-sharing arrangements are capitalized and amortized in accordance with our rental inventory amortization policy. Revenue-sharing payments are expensed as incurred and are included in cost of rental revenues. Effective as of the beginning of the fourth quarter of 2002, the cost of base stock, or catalog, movie inventory is amortized on an accelerated basis over the first twelve months and then on a straight-line basis over the next twelve months to its salvage value, $4 for DVD and $2 for VHS. The cost of non-base stock, or new release, movie inventory is amortized to its salvage value on an accelerated basis over six months. Video games are amortized on a straight-line basis to a $5 salvage value over twelve months.

        The changes in our estimates for rental inventory amortization have been applied to all inventory held at the beginning of the fourth quarter of fiscal 2002. The changes have been accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003. The change in estimate decreased rental inventory and increased depreciation expense for the quarter ended April 6, 2003 by approximately $2.7 million and reduced net income by $0.05 per diluted share.

        Prior to the fourth quarter of 2002, the cost of base stock movie inventory was amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months. The cost of non-base stock movie inventory was amortized on an accelerated basis over six months to a net book value of $4, which was then amortized on a straight-line basis over the next 30 months or until the movie was sold, at which time the unamortized book value was charged to cost of sales. Video games were amortized on a straight-line basis to a $10 salvage value over eighteen months or until the game was sold, at which time the unamortized book value was charged to cost of sales.

3. Goodwill and Other Intangible Assets

        The components of amortized other intangible assets are as follows (in thousands):

		January 5, 2003		April 6, 2003
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	9 years	$9,492	$(6,493)	$9,013	$(6,055)
Customer lists	7 years	3,996	(318)	4,577	(482)

Total other intangible assets		$13,488	$(6,811)	$13,590	$(6,537)

        Estimated amortization expense for other intangible assets for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

2003 (remainder)	$1,298
2004	1,674
2005	1,201
2006	938
2007	831
2008	665

        The changes in the carrying amounts of goodwill for the thirteen weeks ended April 6, 2003, are as follows (in thousands):

Balance as of January 5, 2003	$116,119
Goodwill acquired	2,228

Balance as of April 6, 2003	$118,347

4. Financing Obligations

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility. Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2004. The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. As of April 6, 2003, there were standby letters of credit outstanding under our credit facility of $1,172,000.

5. Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,291,000 and 987,000 for the thirteen weeks ended April 7, 2002 and April 6, 2003, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share.

6. Comprehensive Income

        Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003
Net income	$9,874	$13,284
Foreign currency translation adjustment	17	1,057

Comprehensive income	$9,891	$14,341

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA (see "Liquidity and Capital Resources" below for our calculation of Adjusted EBITDA) expressed as a percentage of total revenue, and the number of stores open at the end of each period.

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003	Increase (Decrease)
Revenues:
Rentals	94.5%	90.8%	(3.7)%
Product sales	5.5	9.2	3.7

Total revenues	100.0	100.0	—
Cost of sales:
Cost of rental revenues	25.8	28.2	2.4
Cost of product sales	3.7	7.5	3.8

Gross margin	70.5	64.3	(6.2)
Operating costs and expenses:
Store operating expenses	48.6	44.2	(4.4)
General and administrative	7.8	6.4	(1.4)
Amortization of intangibles	0.3	0.2	(0.1)
Stock option compensation	0.1	0.3	0.2

Operating income	13.7	13.2	(0.5)
Interest expense, net	(0.4)	(0.1)	0.3

Income before income taxes	13.3	13.1	(0.2)
Income taxes	5.3	5.2	(0.1)

Net income	8.0%	7.9%	(0.1)%

Adjusted EBITDA	16.1%	16.9%	0.8%
Number of stores open at end of period	1,465	1,823	358

        Revenue.    For the thirteen weeks ended April 6, 2003, total revenues were $168.6 million, an increase of 37.0% over the comparable period in 2002. The increase for the year was due primarily to the expansion of our store base to 1,823 stores at the end of the first quarter of 2003 from 1,465 at the end of the first quarter last year, representing a 25.4% increase in the average number of stores open during the first quarter of 2003. Increases in same-store revenues of 10.5% for the first quarter of 2003 also contributed to the overall increase in total revenues. The increase in same-store revenues was the result of: (i) continued growth of DVD rental and sales revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by our increased commitment to game investments over the last year; (iv) a favorable slate of new release titles in the first quarter of 2003 versus the first quarter of 2002; (v) increased revenue from product sales as a result of a significant expansion of new movie inventory available in the stores during the latter half of 2002; (vi) continued revenue growth in the Video Update stores we acquired in December 2001; (vii) lower revenues in the first quarter of fiscal 2002 due to the broadcast of the Olympics; and (viii) favorable weather in many of our markets during the first quarter of 2003 versus the first quarter of 2002. The revenue increases were partially offset by the continued decline in rental revenue from VHS product due to the consumer transition to DVD.

        Cost of Sales.    The gross margin on rental revenue for the first quarter of 2003 was 68.9% versus 72.7% for the comparable quarter of 2002. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold during the period. The decrease in the gross margin on rental revenue was primarily due to: (i) a change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 (see Note 2 to our consolidated financial statements); (ii) amortization of the investment in DVD catalog inventory that took place in the first quarter of 2003 in order to satisfy increasing consumer demand for movies on the DVD format; and (iii) slightly higher purchasing levels in the first quarter of 2003 versus 2002. The change in estimate decreased rental inventory and increased depreciation expense for the first quarter of 2003 by approximately $2.7 million and reduced net income by $0.05 per diluted share.

        Cost of product sales includes the costs of new VHS, DVD, concessions and other goods sold. The gross margin on product sales decreased to 18.1% for the first quarter of 2003 from 32.4% in the first quarter of 2002. The decrease in the gross margin reflects an expected trend due to an increase in the sale of new movies which generate lower margins than our other product offerings. The increase in new movie sales is a result of our increased inventory commitment, beginning in the latter half of 2002, to accommodate an increased consumer demand for retail movies and to complement our rental business.

        Operating Costs and Expenses.    Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 44.2% of total revenue for the first quarter of 2003 from 48.6% in the first quarter of 2002. The decrease in store operating expenses as a percentage of total revenue was due to: (i) continued initiatives to reduce operating costs; (ii) strong performance of new stores; (iii) continued closure of under-performing units; and (iv) an increase in same-store revenues of 10.5% in the first quarter of 2003.

        General and administrative expenses as a percentage of revenue decreased to 6.4% for the first quarter of 2003 from 7.8% in the first quarter of 2002. This decrease was attributable to increased revenues while leveraging general and administrative expenses associated with an increased store base. General and administrative expenses were also higher in the first quarter of 2002 due to the costs and expenses associated with the conversion of the Video Update stores' point of sale system.

        Stock option compensation represents the non-cash charge associated with certain stock options that were repriced during the first quarter of 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. We expect to record adjustments to income from stock option compensation in future periods.

        Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income. Interest expense as a percentage of total revenue decreased to 0.1% in the first quarter of 2003 from 0.4% in the first quarter of 2002. The decrease was primarily due to the repayment of all outstanding debt in May 2002.

        As a result of the impact of the above factors on revenues and expenses, operating income increased by 31.8% in the first quarter of 2003 to $22.2 million.

Liquidity and Capital Resources

        Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding, and supplying new computer hardware for acquired stores. We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, and, if necessary, loans under revolving credit facilities. At April 6,

2003, we had cash and cash equivalents of $34.5 million, no long-term debt and $63.8 million in available borrowings under our credit facility.

        During the first quarter of 2003, we generated $28.6 million in Adjusted EBITDA, a 44.1% increase over $19.8 million for the comparable period in the prior year. This increase was primarily driven by the revenue growth as discussed above and continued efforts to maximize economies of scale within our expense structure. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and non-recurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video retail industry, it is a widely accepted financial indicator of a company's ability to finance its operations and meet its growth plans, in that it treats rental inventory as being expensed upon purchase instead of being capitalized and amortized. This measure is also used by us internally to make new store and acquisition investment decisions and to calculate awards under incentive based compensation programs. Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA. Our calculation of Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	April 7, 2002	April 6, 2003
Operating income	$16,869	$22,239
Rental inventory amortization and non-cash cost of rental inventory sold	22,596	35,775
Depreciation and intangibles amortization	4,720	5,323
Stock option compensation	197	469
Purchases of rental inventory	(25,829)	(42,387)
DVD catalog investment	—	5,421
New store rental inventory purchases	1,275	1,724

Adjusted EBITDA	$19,828	$28,564

        We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $50.7 million for the thirteen weeks ended April 6, 2003 compared to $36.0 million for the thirteen weeks ended April 7, 2002. The increase was primarily attributable to the increases in operating income. Net cash provided by operating activities continues to be sufficient to cover substantially all of our rental inventory replenishment and capital resource needs.

        Net cash used in investing activities was $56.8 million for the first quarter of 2003 versus $43.8 million for the comparable period in 2002. The increase was primarily due to increased rental inventory purchases in 2003 to support a larger store base, the DVD catalog investment in the first quarter of 2003 and significantly more new store builds in 2003 versus the first quarter of 2002. The increase was offset partially by a reduction in business acquisitions in 2003 versus 2002.

        Net cash provided by financing activities was $0.1 million for the first quarter of 2003, versus $11.8 million for the comparable period in 2002. The decrease was primarily due to the repayment of amounts outstanding under our credit facility in May 2002.

        We grow our store base through internally developed and acquired stores. We opened 37 internally developed stores, acquired 20 stores and closed 18 stores during the first quarter of 2003. We expect to open between 175 and 200 new stores in 2003. To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

        At April 6, 2003, we had a working capital deficit of $32.5 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

        The following table discloses our contractual obligations and commercial commitments as of April 6, 2003:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Credit facility—outstanding(1)	$—	$—	$—	$—	$—
Operating leases	232,561	6,902	175,954	37,402	12,303
Unconditional purchase obligations	13,838	4,000	9,838	—	—

Total contractual cash obligations	$246,399	$10,902	$185,792	$37,402	$12,303

(1)
The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2004. As of April 6, 2003, there were standby letters of credit outstanding under our credit facility of $1,172,000, of which $322,000 expires in 2003 and $850,000 expires in 2004.

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to our consolidated financial statements as filed in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting policies include our policies with respect to rental inventory amortization, the recognition of extended viewing fee revenue, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes. These policies are discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 5, 2003.

Forward Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-Q that the important factors described in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our inherent market risk since the disclosures made as of January 5, 2003 in our Annual Report on Form 10-K.

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

Movie Gallery, Inc. (Registrant)
Date: May 21, 2003	/s/ J. STEVEN ROY J. Steven Roy, Executive Vice President and Chief Financial Officer

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

Date: May 21, 2003

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

Date: May 21, 2003

/s/ J. STEVEN ROY Name: J. Steven Roy Its: Chief Financial Officer

QuickLinks

Movie Gallery, Inc. Index
Movie Gallery, Inc. Consolidated Balance Sheets (in thousands)
Movie Gallery, Inc. Consolidated Statements of Income (Unaudited) (in thousands, except per share data)
Movie Gallery, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
Movie Gallery, Inc. Notes to Consolidated Financial Statements (Unaudited) April 6, 2003
Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002