Form 10-Q
period 2003-07-06
MOVIE GALLERY INC
filed 2003-08-20
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-24548

Movie Gallery, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1120122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 West Main Street, Dothan, Alabama

36301

(Address of principal executive offices)	(Zip Code)

(334) 677-2108

(Registrant’s telephone number, including area code)

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

YES  ☒  NO  ☐

The number of shares outstanding of the registrant’s common stock as of  August 13, 2003 was 32,502,419.

Movie Gallery, Inc.

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 5, 2003	July 6, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,526	$23,451
Merchandise inventory	18,646	19,136
Prepaid expenses	1,533	2,064
Store supplies and other	7,585	8,435
Total current assets	67,290	53,086

Rental inventory, net	82,880	89,781
Property, furnishings and equipment, net	86,993	98,884
Goodwill	116,119	128,184
Other intangibles, net	6,677	7,864
Deposits and other assets	3,615	4,872
Total assets	$363,574	$382,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,996	$46,690
Accrued liabilities	23,524	32,353
Deferred revenue	9,636	8,397
Deferred income taxes	742	1,365
Total current liabilities	100,898	88,805

Other accrued liabilities	249	311
Deferred income taxes	3,376	4,940

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 32,061,871 and 32,389,854 shares issued and outstanding, respectively	32	32
Additional paid-in capital	216,631	220,405
Retained earnings	42,647	65,408
Accumulated other comprehensive income (loss)	(259)	2,770
Total stockholders’ equity	259,051	288,615
Total liabilities and stockholders’ equity	$363,574	$382,671

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003	July 7, 2002	July 6, 2003

Revenues:
Rentals	$115,634	$148,576	$232,052	$301,757
Product sales	6,944	12,422	13,656	27,890
Total revenues	122,578	160,998	245,708	329,647

Cost of sales:
Cost of rental revenues	32,977	42,823	64,734	90,407
Cost of product sales	5,382	9,771	9,922	22,442
Gross margin	84,219	108,404	171,052	216,798

Operating costs and expenses:
Store operating expenses	60,835	79,415	120,675	153,899
General and administrative	12,547	11,729	22,137	22,505
Amortization of intangibles	360	470	697	896
Stock option compensation	749	1,029	946	1,498
Operating income	9,728	15,761	26,597	38,000

Interest expense, net	(394)	(143)	(840)	(242)
Income before income taxes	9,334	15,618	25,757	37,758

Income taxes	3,734	6,141	10,283	14,997
Net income	$5,600	$9,477	$15,474	$22,761

Net income per share:
Basic	$0.19	$0.29	$0.54	$0.71
Diluted	$0.18	$0.28	$0.52	$0.69

Weighted average shares outstanding:
Basic	29,841	32,275	28,583	32,186
Diluted	31,115	33,310	29,866	33,197

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003

Operating activities:
Net income	$15,474	$22,761
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	46,346	65,954
Depreciation and intangibles amortization	9,567	10,981
Stock option compensation	946	1,498
Tax benefit of stock options exercised	3,875	1,607
Deferred income taxes	3,309	2,187
Changes in operating assets and liabilities:
Merchandise inventory	(2,341)	(244)
Other current assets	197	(1,305)
Deposits and other assets	(869)	(1,204)
Accounts payable	4,970	(20,306)
Accrued liabilities and deferred revenue	2,347	5,374
Net cash provided by operating activities	83,821	87,303

Investing activities:
Business acquisitions	(32,206)	(16,709)
Purchases of rental inventory	(52,567)	(69,391)
Purchases of property, furnishings and equipment	(12,907)	(20,976)
Net cash used in investing activities	(97,680)	(107,076)

Financing activities:
Proceeds from issuance of common stock	66,769	—
Proceeds from exercise of stock options	2,434	669
Net payments on long-term debt	(26,000)	—
Net cash provided by financing activities	43,203	669

Effect of exchange rate changes on cash and cash equivalents	207	3,029
Increase (decrease) in cash and cash equivalents	29,551	(16,075)
Cash and cash equivalents at beginning of period	16,349	39,526
Cash and cash equivalents at end of period	$45,900	$23,451

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

July 6, 2003

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-six week period ended July 6, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003	July 7, 2002	July 6, 2003
	(in thousands, except per share data)

Net income, as reported	$5,600	$9,477	$15,474	$22,761
Add: Stock option compensation included in reported net income, net of tax	449	622	568	903
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(273)	(140)	(560)	(272)

Pro forma net income	$5,776	$9,959	$15,482	$23,392

Net income per share:
Basic	$0.19	$0.29	$0.54	$0.71
Diluted	$0.18	$0.28	$0.52	$0.69

Pro forma net income per share:
Basic	$0.19	$0.31	$0.54	$0.73
Diluted	$0.18	$0.30	$0.51	$0.70

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a concensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective for fiscal years beginning after December 15, 2002.  EITF 02-16 generally requires that cash consideration received from a vendor be considered as a reduction of the prices of the vendor’s products, reflected as a reduction of cost of sales in the customer’s income statement.  The presumption can be overcome if the vendor receives an identifiable benefit in exchange for the consideration, in which case the consideration should be recorded as revenue, or if the consideration represents a reimbursement of a specific identifiable incremental cost incurred by the customer in selling the vendor’s products where the consideration should  be characterized as a reduction of that cost.  Our adoption of this standard as of January 6, 2003 did not have a material impact on our financial position or results of operations.

2.  Rental Inventory

In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock VHS rental inventory available for sale during the holiday period as previously viewed inventory.  The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory which arrived in stores in the first quarter of 2003.  Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout the last year.  DVD rental revenue represented approximately 50% of our movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001.  As a result of the significant shift from VHS to DVD that occurred in our rental inventory base, we changed the estimates used to amortize rental inventory in the fourth quarter of fiscal 2002 as discussed below.  The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory.  We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

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

The changes in our estimates for rental inventory amortization were applied to all inventory held at the beginning of the fourth quarter of fiscal 2002.  The changes were accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003. The change in estimate decreased rental inventory and increased depreciation expense for the twenty-six weeks ended July 6, 2003 by approximately $4.1 million and reduced net income by $0.07 per diluted share.

Prior to the fourth quarter of 2002, the cost of base stock movie inventory was amortized on an accelerated basis to a net book value of $8 over six months and to a $4 salvage value over the next thirty months.  The cost of non-base stock movie inventory was amortized on an accelerated basis over six months to a net book value of $4, which was then amortized on a straight-line basis over the next 30 months or until the movie was sold, at which time the unamortized book value was charged to cost of rental revenues.  Video games were amortized on a straight-line basis to a $10 salvage value over eighteen months or until the game was sold, at which time the unamortized book value was charged to cost of rental revenues.

3.  Goodwill and Other Intangible Assets

The components of amortized other intangible assets are as follows (in thousands):

		January 5, 2003		July 6, 2003
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	9 years	$9,492	$(6,493)	$10,201	$(7,047)
Customer lists	7 years	3,996	(318)	5,373	(663)
Total other intangible assets		$13,488	$(6,811)	$15,574	$(7,710)

Estimated amortization expense for other intangible assets for the remainder of 2003 and the five succeeding fiscal years  is as follows (in thousands):

2003 (remainder)	$975
2004	1,923
2005	1,450
2006	1,124
2007	985
2008	791

The changes in the carrying amounts of goodwill for the twenty-six weeks ended July 6, 2003, are as follows (in thousands):

Balance as of January 5, 2003	$116,119
Goodwill acquired	12,065
Balance as of July 6, 2003	$128,184

4.  Financing Obligations

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of July 6, 2003, there were standby letters of credit outstanding under our credit facility of $1,172,000.

5.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,274,000 and 1,035,000 for the thirteen weeks ended July 7, 2002 and July 6, 2003, respectively; 1,283,000 and 1,011,000 for the twenty-six weeks ended July 7, 2002 and July 6, 2003, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.

6.  Comprehensive Income

Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003	July 7, 2002	July 6, 2003

Net income	$5,600	$9,477	$15,474	$22,761
Foreign currency translation adjustment	190	1,972	207	3,029
Comprehensive income	$5,790	$11,449	$15,681	$25,790

Movie Gallery, Inc.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA (see “Liquidity and Capital Resources” below for our calculation of Adjusted EBITDA) expressed as a percentage of total revenue, and the number of stores open at the end of each period.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003	Increase (Decrease)	July 7, 2002	July 6, 2003	Increase (Decrease)
Revenues:
Rentals	94.3%	92.3%	(2.0)%	94.4%	91.5%	(2.9)%
Product sales	5.7	7.7	2.0	5.6	8.5	2.9
Total revenues	100.0	100.0	—	100.0	100.0	—
Cost of sales:
Cost of rental revenues	26.9	26.6	(0.3)	26.4	27.4	1.0
Cost of product sales	4.4	6.1	1.7	4.0	6.8	2.8
Gross margin	68.7	67.3	(1.4)	69.6	65.8	(3.8)
Operating costs and expenses:
Store operating expenses	49.6	49.3	(0.3)	49.1	46.7	(2.4)
General and administrative	10.3	7.3	(3.0)	9.0	6.8	(2.2)
Amortization of intangibles	0.3	0.3	—	0.3	0.3	—
Stock option compensation	0.6	0.6	—	0.4	0.5	0.1
Operating income	7.9	9.8	1.9	10.8	11.5	0.7

Interest expense, net	(0.3)	(0.1)	0.2	(0.3)	(0.1)	0.2
Income before income taxes	7.6	9.7	2.1	10.5	11.4	0.9
Income taxes	3.0	3.8	0.8	4.2	4.5	0.3
Net income	4.6%	5.9%	1.3%	6.3%	6.9%	0.6%

Adjusted EBITDA	14.8%	17.5%	2.7%	15.5%	17.2%	1.7%

Number of stores open at end of period	1,560	1,936	376	1,560	1,936	376

Revenue.  For the thirteen weeks and twenty-six weeks ended July 6, 2003, total revenues were $161.0 million and $329.6 million, respectively, increases of 31.3% and 34.2% over the comparable periods in 2002.  The increase for the year was due primarily to the 24.1% growth in our store base to 1,936 stores at the end of the second quarter of 2003 from 1,560 at the end of the second quarter last year.  Increases in same-store revenues of 6.5% and 9.0% for the second quarter and year-to-date period of 2003, respectively, also contributed to the overall increase in total revenues.  The increase in same-store revenues was the result of: (i) continued growth of DVD rental and sales revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by our increased commitment to game investments over the last year; (iv) strong performance of new release titles in the first half of 2003 versus the first half of 2002; (v) increased revenue from product sales as a result of a significant expansion of new movie inventory available in the stores beginning in the latter half of 2002; (vi) continued revenue growth in the Video Update stores we acquired in December 2001; and (vii) favorable weather in many of our markets during the first half of 2003 versus the first half of 2002. The revenue increases were partially offset by the continued decline in rental revenue from VHS product due to the consumer transition to DVD.

Cost of Sales.  The gross margin on rental revenue for the second quarter and year-to-date period of 2003 was 71.2% and 70.0%, respectively, versus 71.5% and 72.1% for the comparable quarter and year-to-date period of

2002.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold during the period.  The decrease in the gross margin on rental revenue was primarily due to: (i) a change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 (see Note 2 to our consolidated financial statements) and (ii) amortization resulting from the investment in DVD catalog inventory that took place in the first quarter of 2003 designed to address  increasing consumer demand for movies on the DVD format.  The change in estimate decreased rental inventory and increased depreciation expense for the first half of 2003 by approximately $4.1 million and reduced net income by $0.07 per diluted share.

Cost of product sales includes the costs of new DVD, VHS, concessions and other goods sold.  The gross margin on product sales decreased to 21.3% for the second quarter of 2003 from 22.5% in the second quarter of 2002, and decreased to 19.5% for the year-to-date period of 2003 versus 27.3% in the comparable period of 2002.  The decrease in the gross margin reflects an expected trend due to an increase in the sale of new movies which generate lower margins than our other product offerings.  The increase in new movie sales is a result of our increased inventory commitment, beginning in the latter half of 2002, to accommodate an increased consumer demand for retail movies and to complement our rental business.

Operating Costs and Expenses.  Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, decreased to 49.3% and 46.7% of total revenue for the second quarter and year-to-date period of 2003, respectively.  This reflects a decrease from 49.6% and 49.1% in the comparable periods of 2002, respectively. The decrease in store operating expenses as a percentage of total revenue was due to: (i) the leveraging of expenses, particularly in the Video Update stores acquired late in 2001, against an increase in same-store revenues of 6.5% and 9.0% in the second quarter and year-to-date period of 2003, respectively; (ii) continued initiatives to reduce operating costs; and (iii) continued closure of under-performing units.

General and administrative expenses as a percentage of revenue were 7.3% and 6.8% for the second quarter and year-to-date period of 2003, respectively, compared to 10.3% and 9.0% for the comparable periods in 2002. The decline in general and administrative expenses as a percentage of revenue for the second quarter was primarily due to a legal settlement charge of $4.0 million incurred in the second quarter of 2002 regarding our extended viewing fee policy.  This decline was offset slightly by overhead increases in the second quarter of 2003 to support new initiatives and our future growth plans, which include expansion into new geographic areas where our market penetration is lower. The year-to-date decline in general and administrative expenses as a percentage of revenue is also attributable to the legal settlement, as well as costs and expenses associated with the conversion of the Video Update stores’ point of sale system that were incurred in the first quarter of 2002.

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

Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income.  Interest expense as a percentage of total revenue decreased to 0.1% in the second quarter and year-to-date period ended July 6, 2003 from 0.3% in the comparable periods of 2002.  The decrease was primarily due to the repayment of all outstanding debt in May 2002.

As a result of the impact of the above factors on revenues and expenses, operating income increased by 62.0% and 42.9% for the second quarter and year-to-date period of 2003 to $15.8 million and $38.0 million, respectively.  Operating income includes stock option compensation expense and, for the second quarter of 2002, was reduced by the $4 million legal settlement charge previously discussed.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores; refreshing, rebranding and supplying new computer hardware for acquired stores; and infrastructure improvements, primarily computer hardware and software at our support center.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, and, if necessary, loans under revolving credit facilities.  At July 6, 2003, we had cash and cash equivalents of $23.5 million, no long-term debt and $63.8 million in available borrowings under our credit facility.

During the twenty-six weeks ended July 6, 2003, we generated $56.7 million in Adjusted EBITDA, a 49.2% increase over $38.0 million for the comparable period in the prior year.  This increase was primarily driven by the revenue growth as discussed above and continued efforts to maximize economies of scale within our expense structure.  Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and non-recurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings.  Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video retail industry, it is a widely accepted financial indicator of a company’s ability to finance its operations and meet its growth plans, in that it treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  This measure is also used by us internally to make new store and acquisition investment decisions and to calculate awards under incentive based compensation programs.  Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.  Our calculation of Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 7, 2002	July 6, 2003	July 7, 2002	July 6, 2003

Operating income	$9,728	$15,761	$26,597	$38,000
Rental inventory amortization and non-cash cost of rental inventory sold	23,750	30,179	46,346	65,954
Depreciation and intangibles amortization	4,847	5,658	9,567	10,981
Stock option compensation	749	1,029	946	1,498
Legal settlement	4,000	—	4,000	—
Purchases of rental inventory	(26,738)	(27,004)	(52,567)	(69,391)
DVD catalog investment	—	—	—	5,421
New store rental inventory purchases	1,824	2,505	3,099	4,229
Adjusted EBITDA	$18,160	$28,128	$37,988	$56,692

We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations and temporary borrowings under our credit facility. Net cash provided by operating activities was $87.3 million for the twenty-six weeks ended July 6, 2003 compared to $83.8 million for the twenty-six weeks ended July 7, 2002.  The increase was primarily attributable to the increases in operating income offset by significant reductions in accounts payable during the first half of 2003 versus 2002.  Net cash provided by operating activities continues to be sufficient to cover the majority of our rental inventory replenishment and capital resource needs.

Net cash used in investing activities was $107.1 million for the first half of 2003 versus $97.7 million for the comparable period in 2002.  The increase was primarily due to increased rental inventory purchases in 2003 to support a larger store base, the DVD catalog investment in the first quarter of 2003 and significantly more new store builds in 2003 versus the first half of 2002.  The increase was offset partially by a reduction in business acquisitions in 2003 versus 2002.

Net cash provided by financing activities was $0.7 million for the first half of 2003, versus $43.2 million for the comparable period in 2002.  Net cash provided by financing activities in the first half of 2002 includes the net proceeds from our stock offering in May 2002, partially offset by the repayment of amounts outstanding under our credit facility. Financing activities in 2003 relate solely to cash received from the exercise of stock options.

We grow our store base through internally developed and acquired stores. We opened 84 internally developed stores, acquired 92 stores and closed 24 stores during the first half of 2003.  We expect to open between 200 and 225 new internally developed stores in 2003. To the extent available, new stores and future acquisitions will be funded using cash from operations, funds available under our credit facility, financing provided by sellers, alternative financing arrangements such as funds raised in public or private debt or equity offerings or shares of our stock issued to sellers.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

At July 6, 2003, we had a working capital deficit of $35.7 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital.  The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

The following table discloses our contractual obligations and commercial commitments as of July 6, 2003:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	< 1 Year	1-3 Years	4-5 Years	>5 Years
Credit facility – outstanding(1)	$—	$—	$—	$—	$—
Operating leases	243,225	7,429	185,158	37,639	12,999
Unconditional purchase obligations	12,838	4,000	8,838	—	—
Total contractual cash obligations	$256,063	$11,429	$193,996	$37,639	$12,999

(1) The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2005.  As of July 6, 2003, there were standby letters of credit outstanding under our credit facility of $1,172,000, of which $322,000 expires in 2003 and $850,000 expires in 2004.

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

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a concensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective for fiscal years beginning after December 15, 2002.  EITF 02-16 generally requires that cash consideration received from a vendor be considered as a reduction of the prices of the vendor’s products, reflected as a reduction of cost of sales in the customer’s income statement.  The presumption can be overcome if the vendor receives an identifiable benefit in exchange for the consideration, in which case the consideration should be recorded as revenue, or if the consideration represents a reimbursement of a specific identifiable incremental cost incurred by the customer in selling the vendor’s products where the consideration should  be characterized as a reduction of that cost.  Our adoption of this standard as of January 6, 2003 did not have a material impact on our financial position or results of operations.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance.  Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.  In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-Q that the important factors described in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our inherent market risk since the disclosures made as of January 5, 2003 in our Annual Report on Form 10-K.

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  No change in our internal controls over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 11, 2003.  The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1.               The five nominees proposed by the Board of Directors were elected as directors by the following votes:

Name	For	Withheld
Joe T. Malugen	18,760,838	11,867,603
H. Harrison Parrish	19,198,638	11,429,803
William B. Snow	18,914,447	11,713,994
Sanford C. Sigoloff	18,370,307	12,258,134
John J. Jump	25,959,468	4,668,973

2.               A proposal to adopt the Movie Gallery, Inc. 2003 Stock Plan was approved by a vote of 22,339,315 for versus 5,169,797 against.  There were 15,811 abstentions.

3.               A proposal to adopt the Movie Gallery, Inc. 2003 Employee Stock Purchase Plan was approved by a vote of 27,347,791 for versus 162,468 against.  There were 14,664 abstentions.

4.               A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2003 fiscal year was approved by a vote of 29,072,406 for versus 1,545,399 against.  There were 10,636 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits
	10.1	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated May 19, 2003.

	31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. §7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. §7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C §1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

We filed a Form 8-K reporting on Items 7 and 12 on April 14, 2003.

We filed a Form 8-K reporting on Items 7 and 12 on May 8, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.
(Registrant)

Date: August 20, 2003	/s/ J. Steven Roy
J. Steven Roy, Executive Vice President and
Chief Financial Officer