Form 10-Q
period 2003-10-05
MOVIE GALLERY INC
filed 2003-11-19
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

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

YES  ☒  NO  ☐

The number of shares outstanding of the registrant’s common stock as of November 12, 2003 was 32,663,705.

Movie Gallery, Inc.

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 5, 2003	October 5, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,526	$19,411
Merchandise inventory	18,646	17,620
Prepaid expenses	1,533	2,107
Store supplies and other	7,585	8,978
Total current assets	67,290	48,116

Rental inventory, net	82,880	95,453
Property, furnishings and equipment, net	86,993	106,835
Goodwill	116,119	132,710
Other intangibles, net	6,677	8,419
Deposits and other assets	3,615	6,983
Total assets	$363,574	$398,516

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,996	$49,272
Accrued liabilities	23,524	25,004
Deferred revenue	9,636	7,028
Deferred income taxes	742	844
Total current liabilities	100,898	82,148

Other accrued liabilities	249	190
Deferred income taxes	3,376	15,217

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 32,061,871 and 32,647,426 shares issued and outstanding, respectively	32	33
Additional paid-in capital	216,631	223,533
Retained earnings	42,647	74,623
Accumulated other comprehensive income (loss)	(259)	2,772
Total stockholders’ equity	259,051	300,961
Total liabilities and stockholders’ equity	$363,574	$398,516

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003	October 6, 2002	October 5, 2003

Revenues:
Rentals	$122,246	$154,565	$354,298	$456,322
Product sales	8,189	12,674	21,845	40,564
Total revenues	130,435	167,239	376,143	496,886

Cost of sales:
Cost of rental revenues	34,551	44,559	99,285	134,966
Cost of product sales	5,481	10,005	15,403	32,447
Gross margin	90,403	112,675	261,455	329,473

Operating costs and expenses:
Store operating expenses	65,062	84,902	185,737	238,801
General and administrative	9,339	11,956	31,476	34,461
Amortization of intangibles	416	493	1,113	1,389
Stock option compensation	(151)	128	795	1,626
Operating income	15,737	15,196	42,334	53,196

Interest expense, net	(84)	(89)	(924)	(331)
Income before income taxes	15,653	15,107	41,410	52,865

Income taxes	6,261	5,892	16,544	20,889
Net income	$9,392	$9,215	$24,866	$31,976

Net income per share:
Basic	$0.29	$0.28	$0.84	$0.99
Diluted	$0.29	$0.28	$0.81	$0.96

Weighted average shares outstanding:
Basic	31,937	32,536	29,701	32,303
Diluted	32,902	33,499	30,878	33,298

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003

Operating activities:
Net income	$24,866	$31,976
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	71,051	98,620
Depreciation and intangibles amortization	14,545	16,911
Stock option compensation	795	1,626
Tax benefit of stock options exercised	4,006	2,793
Deferred income taxes	9,388	11,943
Changes in operating assets and liabilities:
Merchandise inventory	(3,880)	1,376
Other current assets	179	(1,891)
Deposits and other assets	(678)	(3,315)
Accounts payable	2,911	(17,724)
Accrued liabilities and deferred revenue	(3,459)	(2,097)
Net cash provided by operating activities	119,724	140,218

Investing activities:
Business acquisitions	(47,508)	(25,447)
Purchases of rental inventory	(81,674)	(106,492)
Purchases of property, furnishings and equipment	(21,011)	(33,909)
Net cash used in investing activities	(150,193)	(165,848)

Financing activities:
Proceeds from issuance of common stock	66,775	—
Proceeds from exercise of stock options	2,459	2,484
Net payments on long-term debt	(26,000)	—
Net cash provided by financing activities	43,234	2,484

Effect of exchange rate changes on cash and cash equivalents	(14)	3,031
Increase (decrease) in cash and cash equivalents	12,751	(20,115)
Cash and cash equivalents at beginning of period	16,349	39,526
Cash and cash equivalents at end of period	$29,100	$19,411

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

October 5, 2003

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirty-nine week period ended October 5, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 5, 2003.

Stock Option Plan

We account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Stock option compensation is reflected in net income for variable options outstanding under the plan.  No stock option compensation is reflected in net income for fixed options outstanding under the plan where the exercise price was equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003	October 6, 2002	October 5, 2003
	(in thousands, except per share data)

Net income, as reported	$9,392	$9,215	$24,866	$31,976
Add: Stock option compensation included in reported net income, net of tax	(91)	78	477	981
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(343)	(540)	(903)	(812)

Pro forma net income	$8,958	$8,753	$24,440	$32,145

Net income per share:
Basic	$0.29	$0.28	$0.84	$0.99
Diluted	$0.29	$0.28	$0.81	$0.96

Pro forma net income per share:
Basic	$0.28	$0.27	$0.82	$1.00
Diluted	$0.27	$0.26	$0.78	$0.96

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation is effective as of December 31, 2003 for all qualifying interests in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying interests obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003.  These investments are immaterial and consolidation is not currently required under the Interpretation.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003.  The adoption of Statement 150 had no material impact on our net earnings, cash flows or financial position.

2.  Rental Inventory

In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock, or catalog, VHS rental inventory available for sale during the holiday period as previously viewed inventory.  The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory which arrived in stores in the first quarter of 2003.  Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout the last year.  DVD rental revenue represented approximately 50% of our movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001.  As a result of the significant shift from VHS to DVD that occurred in our rental inventory base, we changed the estimates used to amortize rental inventory in the fourth quarter of fiscal 2002 as discussed below.  The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory.  We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

Rental inventory is stated at cost and amortized over its economic useful life. The up-front fees and minimum costs of rental product purchased under revenue-sharing arrangements are capitalized and amortized in accordance with our rental inventory amortization policy.  Revenue-sharing payments are expensed as incurred and are included in cost of rental revenues.  Effective as of the beginning of the fourth quarter of 2002, the cost of base stock movie inventory is amortized on an accelerated basis over the first twelve months and then on a straight-line basis over the next twelve months to its salvage value, $4 for DVD and $2 for VHS.  The cost of non-base stock, or new release, movie inventory is amortized to its salvage value on an accelerated basis over six months.  Video games are amortized on a straight-line basis to a $5 salvage value over twelve months.

The changes in our estimates for rental inventory amortization were applied to all inventory held at the beginning of the fourth quarter of fiscal 2002.  The changes were accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003. The change in estimate decreased rental inventory and increased depreciation expense for the thirteen weeks and thirty-nine weeks ended October 5, 2003 by approximately $1.0 million and $5.1 million, respectively; and reduced net income by $0.02 and $0.09 per diluted share, respectively.

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

3.  Goodwill and Other Intangible Assets

The components of amortized other intangible assets are as follows (in thousands):

		January 5, 2003		October 5, 2003
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	9 years	$9,492	$(6,493)	$10,672	$(7,361)
Customer lists	7 years	3,996	(318)	5,950	(842)
Total other intangible assets		$13,488	$(6,811)	$16,622	$(8,203)

Estimated amortization expense for other intangible assets for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

2003 (remainder)	$542
2004	2,101
2005	1,628
2006	1,301
2007	1,160
2008	932

The changes in the carrying amounts of goodwill for the thirty-nine weeks ended October 5, 2003, are as follows (in thousands):

Balance as of January 5, 2003	$116,119
Goodwill acquired	16,591
Balance as of October 5, 2003	$132,710

During the thirty-nine weeks ended October 5, 2003, we purchased 134 stores in 29 separate transactions for approximately $24.3 million and recorded approximately $16.6 million in goodwill, $1.9 million for customer lists and $1.2 million for non-compete agreements related to these transactions.

4.  Financing Obligations

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of October 5, 2003, there were no outstanding borrowings under our credit facility.  The amount available for borrowing, which was reduced by standby letters of credit outstanding of $1.2 million, was $63.8 million.

5.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (965,000 and 963,000 for the thirteen weeks ended October 6, 2002 and October 5, 2003, respectively; 1,177,000 and 995,000 for the thirty-nine weeks ended October 6, 2002 and October 5, 2003, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.

6.  Comprehensive Income

Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003	October 6, 2002	October 5, 2003

Net income	$9,392	$9,215	$24,866	$31,976
Foreign currency translation adjustment	(221)	2	(14)	3,031
Comprehensive income	$9,171	$9,217	$24,852	$35,007

Movie Gallery, Inc.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, statements of income data and Adjusted EBITDA (see “Liquidity and Capital Resources” below for our calculation of Adjusted EBITDA) expressed as a percentage of total revenue, and the store count for each period.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003	Increase (Decrease)	October 6, 2002	October 5, 2003	Increase (Decrease)
Revenues:
Rentals	93.7%	92.4%	(1.3)%	94.2%	91.8%	(2.4)%
Product sales	6.3	7.6	1.3	5.8	8.2	2.4
Total revenues	100.0	100.0	—	100.0	100.0	—
Cost of sales:
Cost of rental revenues	26.5	26.6	0.1	26.4	27.2	0.8
Cost of product sales	4.2	6.0	1.8	4.1	6.5	2.4
Gross margin	69.3	67.4	(1.9)	69.5	66.3	(3.2)
Operating costs and expenses:
Store operating expenses	49.9	50.8	0.9	49.4	48.1	(1.3)
General and administrative	7.1	7.1	—	8.4	6.9	(1.5)
Amortization of intangibles	0.3	0.3	—	0.3	0.3	—
Stock option compensation	(0.1)	0.1	0.2	0.2	0.3	0.1
Operating income	12.1	9.1	(3.0)	11.2	10.7	(0.5)

Interest expense, net	(0.1)	(0.1)	—	(0.2)	(0.1)	0.1
Income before income taxes	12.0	9.0	(3.0)	11.0	10.6	(0.4)
Income taxes	4.8	3.5	(1.3)	4.4	4.2	(0.2)
Net income	7.2%	5.5%	(1.7)%	6.6%	6.4%	(0.2)%

Adjusted EBITDA	14.7%	12.0%	(2.7)%	15.2%	15.4%	0.2%

Store count:
Beginning of period	1,560	1,936	376	1,415	1,784	369
New store builds	42	79	37	87	163	76
Stores acquired	73	42	(31)	192	134	(58)
Stores closed	(13)	(7)	6	(32)	(31)	1
End of period	1,662	2,050	388	1,662	2,050	388

Revenue.  For the thirteen weeks and thirty-nine weeks ended October 5, 2003, total revenues were $167.2 million and $496.9 million, respectively, increases of 28.2% and 32.1% over the comparable periods in 2002.  The increases were primarily due to the expansion of our store base to 2,050 stores at the end of the third quarter of 2003, representing a 23.8% increase in the average number of stores open during the quarter and a 24.8% increase during the year-to-date period of 2003.  Increases in same-store revenues of 5.0% and 8.0% for the third quarter and year-to-date period of 2003, respectively, also contributed to the overall increase in total revenues.  The increase in same-store revenues was the result of: (i) continued growth of DVD rental and sales revenue; (ii) increases in the sales of previously viewed movies and previously played games; (iii) higher video game rental revenues driven by our increased commitment to our game library over the last year; (iv) increased revenue from product sales as a result of a significant expansion of new movie inventory available in the stores beginning during the latter half of 2002; and (v) continued revenue growth in the Video Update stores we acquired in December 2001 and other acquisitions and new stores built over the last two years.  The revenue increases were partially offset by the continued decline in rental revenue from VHS product due to the consumer transition to DVD.

Cost of Sales.  The gross margin on rental revenue for the third quarter and year-to-date period of 2003 was 71.2% and 70.4%, respectively, versus 71.7% and 72.0% for the comparable quarter and year-to-date period of 2002.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold during the period.  The decrease in the gross margin on rental revenue was primarily due to: (i) a change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 (see Note 2 to our consolidated financial statements); and (ii) amortization of the investment in DVD catalog inventory that took place in the first quarter of 2003 in order to satisfy increasing consumer demand for movies on the DVD format.  The change in estimate decreased rental inventory and increased depreciation expense for the thirteen weeks and thirty-nine weeks ended October 5, 2003 by approximately $1.0 million and $5.1 million, respectively; and reduced net income by $0.02 and $0.09 per diluted share, respectively.

Cost of product sales includes the costs of new DVD, VHS, concessions and other goods sold.  The gross margin on product sales decreased to 21.1% for the third quarter of 2003 from 33.1% in the third quarter of 2002, and decreased to 20.0% for the year-to-date period of 2003 versus 29.5% in the comparable period of 2002.  The decrease in the gross margin reflects an expected trend as a result of our increased mix of new movie sales compared to last year.  The increase in new movie sales is a result of our increased inventory commitment, beginning in the latter half of 2002, to accommodate an increased consumer demand for retail movies and to complement our rental business.  New movie sales generate lower margins than other product offerings, such as concessions.

Operating Costs and Expenses.  Store operating expenses, which include store-level expenses such as lease payments and in-store payroll, increased to 50.8% of total revenue for the third quarter of 2003 from 49.9% in the third quarter of 2002.  Store operating expenses decreased to 48.1% of total revenue for the year-to-date period of 2003 from 49.4% for the comparable period of 2002.  The slight increase for the third quarter of 2003 was due to the large number of immature stores in our store base that are absorbing the start-up expenses associated with a new store while the revenue levels are still ramping up.  We opened a record number of new stores in the third quarter of 2003 (see store count table provided above).  The decrease for the year-to-date period in store operating expenses as a percentage of total revenue was due to: (i) the leveraging of expenses, particularly in the Video Update stores acquired late in 2001, against an increase in same-store revenues of 5.0% and 8.0% in the third quarter and year-to-date period of 2003, respectively; (ii) continued initiatives to reduce operating costs; and (iii) continued closure of under-performing units.

General and administrative expenses as a percentage of revenue were flat for the third quarter of 2003 at 7.1% despite additional spending incurred this year to support new initiatives and our future growth plans.  Year-to-date general and administrative expenses declined as a percentage of revenue to 6.9% in 2003 from 8.4% in 2002. The year-to-date decrease was attributable to a legal settlement charge of $4.0 million incurred in the second quarter of 2002 regarding our extended viewing fee policy, as well as costs and expenses associated with the conversion of the Video Update stores’ point of sale system that were incurred in the first quarter of 2002.  This decline was offset slightly by overhead increases in 2003 to support new initiatives and our future growth plans, which include expansion into new geographic areas where our market penetration is lower.

Stock option compensation represents the non-cash charge associated with certain stock options that were repriced during the first quarter of 2001 and are subsequently accounted for as variable stock options under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. We expect to record adjustments to income from stock option compensation in future periods until all variable options are vested and exercised or cancelled.

Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any borrowings under our credit facility, net of interest income.  Interest expense as a percentage of total revenue decreased to 0.1% for the year-to-date period ended October 5, 2003 compared to 0.2% in the comparable period of 2002.  The decrease was primarily due to the repayment of all outstanding debt in May 2002.  Interest expense for the third quarter of 2003 was consistent with the prior year at 0.1% of revenue.

As a result of the impact of the above factors on revenues and expenses, operating income was essentially flat for the third quarter of 2003 at $15.2 million versus $15.7 million in the prior year quarter.  Operating income for the year-to-date period of 2003 increased by 25.7% to $53.2 million from $42.3 million in the comparable period of 2002.  Operating income includes stock option compensation and in 2002, was reduced by the $4 million legal settlement charge previously discussed.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding, and supplying new computer hardware for acquired stores.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations, and, if necessary, loans under revolving credit facilities.  At October 5, 2003, we had cash and cash equivalents of $19.4 million, no long-term debt and $63.8 million in available borrowings under our credit facility.

We fund short-term working capital needs, including the purchase of rental inventory, primarily through cash flow from operations. Net cash provided by operating activities was $140.2 million for the thirty-nine weeks ended October 5, 2003 compared to $119.7 million for the thirty-nine weeks ended October 6, 2002.  The increase was primarily attributable to revenue growth and continued efforts to maximize economies of scale within our expense structure, offset partially by significant accounts payable reductions in 2003 versus 2002.  Net cash provided by operating activities continues to be sufficient to cover substantially all of our rental inventory replenishment and capital resource needs.

Net cash used in investing activities was $165.8 million for the year-to-date period of 2003 versus $150.2 million for the comparable period in 2002.  The increase was primarily due to increased rental inventory purchases in 2003 to support a larger store base, the DVD catalog investment in the first quarter of 2003 and significantly more new store builds in 2003 versus 2002.  The increase was partially offset by a reduction in business acquisitions in 2003 versus 2002.

Net cash provided by financing activities was $2.5 million for the year-to-date period of 2003, versus $43.2 million for the comparable period in 2002.  Net cash provided by financing activities in 2002 includes the net proceeds from our stock offering in May 2002, partially offset by the repayment of amounts outstanding under our credit facility.  Financing activities in 2003 relate solely to cash received from the exercise of stock options.

During the thirty-nine weeks ended October 5, 2003, we generated $76.7 million in Adjusted EBITDA, a 34.2% increase over $57.2 million for the comparable period in the prior year.  This increase was primarily driven by the revenue growth as discussed above and continued efforts to maximize economies of scale within our expense structure.  Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash stock option compensation and non-recurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings.  Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video retail industry, it is a widely accepted financial indicator of a company’s ability to finance its operations and meet its growth plans, in that it treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  This measure is also used by us internally to make new store and acquisition investment decisions and to calculate awards under incentive based compensation programs.  Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.  Our calculation of Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 6, 2002	October 5, 2003	October 6, 2002	October 5, 2003

Operating income	$15,737	$15,196	$42,334	$53,196
Rental inventory amortization and non-cash cost of rental inventory sold	24,705	32,666	71,051	98,620
Depreciation and intangibles amortization	4,978	5,930	14,545	16,911
Stock option compensation	(151)	128	795	1,626
Legal settlement	—	—	4,000	—
Purchases of rental inventory	(29,107)	(37,101)	(81,674)	(106,492)
DVD catalog investment	—	—	—	5,421
New store rental inventory purchases	3,033	3,219	6,132	7,448
Adjusted EBITDA	$19,195	$20,038	$57,183	$76,730

We grow our store base through internally developed and acquired stores. We opened 163 internally developed stores, acquired 134 stores and closed 31 stores during the first nine months of 2003.  We expect to open a total of 200 to 225 new stores in 2003. To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings.   However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

At October 5, 2003, we had a working capital deficit of $34.0 million, due to the accounting treatment of rental inventory.  Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital.  The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

The following table discloses our contractual obligations and commercial commitments as of October 5, 2003:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	< 1 Year	1-3 Years	4-5 Years	>5 Years
Credit facility – outstanding(1)	$—	$—	$—	$—	$—
Operating leases	248,988	8,108	188,353	37,366	15,161
Unconditional purchase obligations	11,838	4,000	7,838	—	—
Total contractual cash obligations	$260,826	$12,108	$196,191	$37,366	$15,161

(1)  The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2005.  As of October 5, 2003, there were standby letters of credit outstanding under our credit facility of $1,172,000, of which $322,000 expires in 2003 and $850,000 expires in 2004.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2004.  However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing.  This financing may not be available on satisfactory terms.  Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

Our ability to fund our current plan of operations and our growth plans will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will continue to generate sufficient cash flow from operations to fund capital resource needs, cover the ongoing costs of operating our business and service any debt incurred in the future.  If we are unable to satisfy these requirements with cash flow from operations and cash on hand, we may be required to sell assets or to obtain additional financing. We cannot assure you that any such sales of assets or additional financing could be obtained.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation is effective as of December 31, 2003 for all qualifying interests in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying interests obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003.  These investments are immaterial and consolidation is not currently required under the Interpretation.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003.  The adoption of Statement 150 had no material impact on our net earnings, cash flows or financial position.

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

We filed a Form 8-K reporting on Items 7 and 12 dated July 9, 2003.

We filed a Form 8-K reporting on Items 7 and 12 dated August 5, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.
(Registrant)

Date: November 19, 2003	/s/ J. Steven Roy
J. Steven Roy, Executive Vice President and Chief Financial Officer