Form 10-K
period 2004-01-04
MOVIE GALLERY INC
filed 2004-03-19
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number:  0-24548

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
Common Stock, $.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES   ☒   NO   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 6, 2003, was approximately $485,431,795 assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant’s common stock are “affiliates.”  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding on February 29, 2004, was 32,970,184 shares.

Documents incorporated by reference:

1.  Notice of 2004 Annual Meeting and Proxy Statement (Part III of Form 10-K).

The exhibit index to this report appears at page 34.

PART I

ITEM 1.  BUSINESS

Our Company

We are the leading home video specialty retailer primarily focused on rural and secondary markets.  We own and operate approximately 2,200 retail stores, located throughout North America, that rent and sell DVDs, videocassettes and video games.  Our target markets are small towns and suburban areas of cities with populations generally between 3,000 and 20,000 where our primary competitors are typically independently owned stores and small regional chains.  Since our initial public offering in August 1994, we have grown from 97 stores to our present size through acquisitions and new store openings.

We believe we are the lowest cost operator among the leading national home video specialty retail chains.  We have developed and implemented a flexible and disciplined business strategy that centers on driving revenue growth, maximizing store level productivity and profitability and minimizing operating costs.  By focusing on rural and secondary markets we are able to reduce our operating costs through lower rents, flexible leases, reduced labor costs and economies of scale while simultaneously offering a large product assortment.  We compete directly with the other two national chains in our industry in approximately one-third of our store locations.

As a result of our competitive strengths, our operating and growth strategies and our management team, we have achieved substantial growth over the past eight fiscal years.  From fiscal 1995, the first full year of operations following our initial public offering, to fiscal 2003, total revenues have grown from $149.2 million to $692.4 million, a compound annual growth rate of 21.1%, and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less purchases of rental inventory, exclusive of new store opening inventory) has grown from $8.8 million to $109.4 million, a compound annual growth rate of 37.1%.   For a reconciliation of Adjusted EBITDA to operating income, see Part II, Item 6 of this Form 10-K.

Movie Gallery, Inc. was incorporated in Delaware in June 1994.  Substantially all of our operations are conducted through our wholly-owned subsidiaries, M.G.A., Inc., M. G. Midwest, Inc. and Movie Gallery Canada, Inc.  Our executive offices are located at 900 West Main Street, Dothan, Alabama 36301, and our telephone number is (334) 677-2108.

Industry Overview

Home Video Industry

Size and Growth.  According to Adams Media Research, the domestic home video industry grew from an estimated $15.3 billion in revenue in 1996 to $24.4 billion in 2003, representing a 6.9% compound annual growth rate, exceeding the 2.3% growth rate of the Consumer Price Index during the same period.  Adams Media expects this industry to reach $33.9 billion in revenue by 2008, fueled primarily by DVD penetration.  At the end of 2003, Adams Media estimates that the majority of all domestic television households owned a VCR and approximately 50% owned a DVD player.  According to Adams Media, the number of households owning DVD players is expected to exceed 90% by 2008.  Based on our experience, we believe that for a period of time after a household purchases a DVD player, there is generally an increase in both rentals and purchases of movies.

Trends.  The home video specialty retail industry continues to experience consolidation, particularly in the rural and secondary markets in which we operate.  It is estimated that there are over 25,000 domestic stores in our industry.  Further, the three largest video store chains account for approximately 9,700 stores, or 37% of total domestic stores, with an estimated 59% of the total movie rental market share.  The remaining 63% of total stores are comprised of independent operators, small chains and other rental outlets.  We believe that the home video specialty retail industry will continue to consolidate.  Over the past several years, the combination of increased product offerings, economies of scale, access to capital and improved marketing efforts have solidified the positions of the largest retail chains versus independent operators and undercapitalized, second-tier regional chains.

Interdependence of Movie Studios and Home Video.  Historically, new technologies, including the development of the VCR and, more recently, DVD, have led to the creation of additional distribution channels for movie studios beyond the traditional movie theater arena. Movie studios seek to maximize their revenue from distribution channels by releasing movies in sequential release date “windows” to the various movie distribution channels.  The order of distribution of movies is currently: (1) movie theaters; (2) home video, which includes home video specialty retailers such as Movie Gallery and other distribution channels for packaged media such as mass merchant retailers; (3) pay-per-view, which includes newer video-on-demand (“VOD”) technologies; and (4) all other sources, including cable and syndicated television.  Most movie studios release hit movie titles to the home video market approximately 45 days prior to the pay-per-view release date.  We believe that this window of release from the movie studios is indicative of the importance of the home video retail channel to the overall profitability of movie studios and other independent movie suppliers.   We also believe that because the sequential release method has allowed movie studios to increase their overall revenues, movie studios will continue the practice of sequential release even as VOD becomes more readily available to consumers.  However, we can provide no assurance that the sequential release windows will not be narrowed or eliminated in the future.

According to industry sources, home video is currently the largest single source of domestic revenue for the movie studios, accounting for approximately 60% of the domestic studio revenue in 2003.  Only a small percentage of the movies produced are profitable from the studios’ portion of the theatrical box office receipts.  As a result, the movie studios depend on the revenues earned from the home video industry to produce substantial revenues from not only the hit movies, but the lower grossing non-hit and direct-to-video movies.  Of the over 700 titles purchased by us in 2003, only approximately 5% had box office revenues in excess of $80 million.  We spent only 34% of our purchase dollars on these titles, with the remaining 66% spent on the non-hit and direct-to-video movies.  We do not believe that any other existing movie distribution channel, including VOD, can provide a better market for these non-hit and non-theatrical titles than the home video retail store.

Product Pricing.  The home video retail channel is comprised of both rentals and sales of DVDs and videocassettes.  Movie studios attempt to maximize revenues primarily through three standard pricing strategies designed to influence the relative levels of movie rentals versus sales:

• Sell-Through Movies.  Under this pricing strategy, movie studios sell DVDs and videocassettes at relatively low prices, typically less than $20 per copy.  These movies are generally promoted both for rental and sale.

• Revenue Sharing.  Revenue sharing between retailers and movie studios was embraced by the industry in 1998.  Under revenue sharing, retailers and movie studios share the risks associated with the rental performance of individual titles.  The movie studios receive a fee, based on a predetermined percentage, typically less than 50% of the revenue generated from the rental of these titles.  After a specified period of time, generally six months, these titles are no longer subject to revenue sharing and are either purchased by the retailer from the movie studio for a nominal amount or returned to the studio.  Revenue sharing is now being used by the studios on a broad base of titles in both DVD and VHS formats.  We believe that revenue sharing agreements provide significant advantages to retailers, including:

• substantial increases in both quantity and selection of newly-released video titles;

• potential increases in revenues as a result of higher transaction volume; and

• further interdependence of movie studios and video retailers.

• Rental Priced Movies.  Before the prominence of revenue sharing in 1998, the majority of movie titles were released under this pricing strategy.  Movies released under rental pricing typically cost between $35 and $65 per copy, and are promoted primarily as rental titles because the pricing structure is too high to motivate the consumer to purchase versus rent.  With the industry’s acceptance of revenue sharing and the penetration of DVD into the customer base, only a limited number of titles on the VHS format are released under a rental pricing structure today. All DVDs are released at sell-through pricing and many are available through revenue sharing.  Of the titles that are not available at sell-through pricing or under revenue sharing agreements, many can be obtained directly from the studios at reduced prices made available through volume discount offers.

Video Game Industry

According to industry reports, domestic sales of video game hardware, software, and accessories totaled approximately $10 billion in 2003, marking two consecutive years of $10 billion sales levels.  Although the 2003 sales results reflect a small (less than 3%) overall decline from the previous year, the sales levels in 2003 were achieved on higher unit sales at declining retail price points and included strong growth in software sales of 5% over 2002.  Sony PlayStation 2 continues to dominate the market, capturing approximately 45.7% of the hardware and software sales.  Other industry leaders are Microsoft Xbox, Nintendo Gameboy, and Nintendo GameCube, each with less than 20% of domestic sales.  The number of domestic households with a video game system has grown by over 30% from an estimated 34 million in 1994 to 45 million in 2003.

The video game industry is characterized by the short lifecycles of hardware and software due to the rapid changes that tend to occur in technology.  Growth in this industry is driven by increases in the installed base of video game hardware systems and is dependent upon the introduction of new hardware platforms and continued improvement in systems technology leading to the development of new game titles.  We believe the video game industry will continue to grow as a result of significant technological advancements made in the last few years.  These advancements allow for more flexibility and creativity in software development, as well as the introduction of hardware offering capabilities beyond gaming, such as DVD and compact disc play and backward compatibility of game software.

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

Low Cost Operator.  We believe that we are a low cost operator in each of our markets.  In 2003, our average initial investment to build new stores was approximately $126,000 per store.  This investment included leasehold improvements, fixtures, signage and inventory (net of payables).  We have developed a strategy to minimize operating expenses that includes:

• negotiating favorable lease terms;

• centralized purchasing;

• reduced labor costs;

• stringent expense controls; and

• sophisticated information systems.

Flexible and Disciplined Business Model.  We have a flexible and disciplined business model designed to maximize our revenues and reduce our costs.  The components of our business model include:

• flexible store formats, which allow us to tailor the size, inventory and look of each store to fit its locale; our stores average approximately 4,400 square feet, and have inventories generally ranging from approximately 4,000 to 20,000 movies and 200 to 1,000 video games for rental;

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

Proven Acquisition Strategy.  From 1994 to 1996, we grew from 97 stores to over 860 stores, primarily as a result of an aggressive acquisition strategy.  Beginning in 1999, we reinitiated our opportunistic acquisition strategy.  From the beginning of fiscal 1999 through February 29, 2004, we acquired 943 stores in 92 separate transactions.  Historically, acquired stores have been rapidly integrated into our operations with minimal disruption.  Typically, we are able to increase revenue and cash flow in our acquired stores due to our product purchasing practices and economies of scale.  The average cost of converting an acquired store to the Movie Gallery format is minimal and consists primarily of expenditures related to new signage, implementing our point of sale system and minor remodeling.  We believe there are opportunities to continue to improve results in some of our recently acquired locations.

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

Focus on Customer Service.  We view the personal interaction of our employees with our customers as an integral part of our organizational culture and point of differentiation from our competitors.  We believe that our culture, together with our established training programs for our hourly employees, store managers and field management, results in a superior customer experience and higher visit frequency.  As part of our customer service initiatives, we maintain a database of approximately 5.5 million active customers that captures pertinent customer preferences and purchase history, and enables our store associates to provide our customers with useful product rental guidance and offer suggestive selling reminders.  We believe providing prompt, friendly and knowledgeable service helps us ensure higher levels of customer satisfaction and customer loyalty.

Experienced Management Team.  Our executive management team has demonstrated an ability to grow our business profitably through both new store openings and acquisitions.  We have a highly experienced executive management team with an average of 14 years in home video specialty retailing and an average of 11 years with us in an industry that is only approximately 20 years old.  We believe this continuity has allowed us to deliver a consistent offering for our customers and in turn generate high levels of customer loyalty.

Growth Strategy

The key objective of our growth strategy is to increase market share in our existing and new markets.  The key elements of our growth strategy are:

Driving Same Store Revenues and Enhancing Operating Margins.  We focus on continuous improvement of same store revenues and profit growth through:

• capitalizing on the continued industry growth driven by strong DVD and video game trends;

• adopting merchandising and pricing initiatives; and

• achieving targeted cost savings.

Developing New Stores in Attractive Markets.  We believe that the transferability of our standardized retail format, which can be adapted easily for a variety of locations, and our record of successfully opening stores provide us with a strong foundation for expansion through new store development.  Although developed stores generally require approximately one year for revenues to reach the level of mature stores, on average they typically become profitable within the first six months of operation and produce a positive return on investment within approximately 24 months.  We believe there are 3,000 to 4,000 markets available for further potential development in the United States that fit our typical market profile.  Additionally, we see expansion opportunities in Canada and are researching markets in Mexico where we expect to operate up to ten stores by the end of 2004.  We currently expect to open between 275 and 300 new stores in 2004 and, subject to market and industry conditions, to continue to open new stores on a similar pace over the next several years.

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

We believe that there is continued opportunity for growth through acquisitions given the significant percentage of independent operators in the industry and because we believe that we are currently the most active acquirer in a majority of our target markets.

The following table is a historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 1999:

	Fiscal Year Ended					January 5 to February 29, 2004
	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004

New store openings	53	110	77	145	241	48

Stores acquired	131	16	355	265	170	6

Stores closed	58	69	37	41	37	17

Total stores at end of period	963	1,020	1,415	1,784	2,158	2,195

Products

We offer a wide selection of movies and video games for rent and sale.  Our goal is to stock each store with a product assortment tailored to that store.  Our revenues by product category for the last three fiscal years were as follows:

	2001	2002	2003

DVD rentals	10%	25%	38%
VHS rentals	65%	48%	33%
Video game rentals	9%	10%	9%
Previously viewed product sales (DVD, VHS and video games)	9%	10%	11%
Concessions, accessories and other	5%	4%	5%
New movie sales (DVD and VHS)	2%	3%	4%

Depending upon location, our stores offer from 4,000 to 20,000 movies and from 200 to 1,000 video games for use with most video game platforms.  New release movies are displayed alphabetically and older titles are displayed alphabetically by category, such as “Action,” “Comedy,” “Drama” and “Children.”  Video games are displayed alphabetically by platform.

From 2000 to 2002, we significantly increased our DVD inventory.  Additionally, during the first quarter of 2003 we purchased approximately $7 million in DVD catalog titles to supplement our existing VHS catalog inventory.  Because of the ease of use and durability of DVDs, it is anticipated that eventually DVDs will replace videocassettes.  The acquisition costs of DVD hardware have reached levels competitive with the VCR and it is estimated that as of the end of 2003, approximately 50% of domestic television households had DVD hardware (Adams Media).  For the fourth quarter of fiscal 2003, DVD rental revenue exceeded 65% of our total movie rental revenue, versus approximately 40% in the fourth quarter of fiscal 2002.  We monitor the consumers’ acceptance of DVD and adjust purchasing levels as necessary to maintain the appropriate mix of DVD and VHS inventory in our stores.  We believe we will be able to continue to expand our DVD offerings at sell-through pricing levels.  However, we can provide no assurance that the studios will not increase DVD prices in the future.

In 2003, we continued to refine and increase our video game inventory by expanding our selection of new available titles for the next generation platforms such as Sony’s PlayStation 2, Microsoft’s Xbox and Nintendo’s GameCube.  The Sony PlayStation 2 was the leading platform within our stores and generated over 50% of our game revenue in 2003.  We will continue to monitor the performance of the newer platforms and intend to make future inventory investments accordingly.  In addition to video games, we offer basic video game hardware accessories in many of our stores and we rent and sell video game hardware in a select base of stores.

We review our store inventory on an ongoing basis for movies and games that have not rented for a period of time and offer these previously viewed products for sale.

Store Operations

As of February 29, 2004, we operated a total of 2,195 retail stores located throughout North America.

We maintain a flexible store format, tailoring the size, inventory and look of each of our stores to local demographics.  Our stores average approximately 4,400 square feet, with inventories generally ranging from approximately 4,000 to 20,000 movies and 200 to 1,000 video games.

Store interiors are designed to create a visually appealing, up-beat ambiance using bright lighting, vibrant graphics and carpet and coordinating signage.  The inviting atmosphere is augmented by a background of television monitors displaying MGTV, a customized video program which plays movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles.  Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers.  Our stores are open seven days a week, generally from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays.

Each of our stores typically employs five to 14 hourly, part-time associates and one full-time store manager.  Store Managers report to District Managers, who supervise the operations of 10 to 15 stores.  The District Managers report to one of 19 Regional Managers, who report directly to one of three Zone Vice Presidents.  The Zone Vice Presidents report directly to our Executive Vice President of Operations.  We have increased the number of District Managers and Regional Managers over time as necessary to support our growth.  Executive management conducts regular meetings with the Regional Managers and District Managers to review operations.  Compliance with our policies, procedures and regulations is monitored on a store-by-store basis through exception-based reporting systems and quarterly quality assurance audits performed by District Managers and members of our training department.  The performance and accuracy of the quarterly District Manager audits is monitored by our support operations team.

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

Marketing and Advertising

We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase radio, television, direct mail and newspaper advertising, in-store visual merchandising and in-store media.  Through the use of market development funds, our trade name is promoted along with a video or game title.  Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium.  We also prepare a monthly consumer magazine, Video Buzz, and a customized video program, MGTV, both of which feature Movie Gallery programs, promotions and new releases.  Along with these traditional forms of advertising, we have developed and implemented a customer loyalty program, Reel Players.  The program is based on a point system that provides customers the opportunity to earn free rentals and discounts on movie purchases.

From time to time we conduct special promotions in our stores to drive customer visits.  For example, periodically we offer a promotional rental card program similar to a prepaid gift card that provides our customers greater discounts on rentals.  We have also conducted nationwide trivia games and we occasionally partner with other major businesses to help build additional revenue and increase our brand awareness to potential customers.

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

We currently source all our video game inventory through direct relationships with game manufacturers/publishers and from distributors.

Inventory Management and Distribution Facility

Inventory Management.  We are committed to offering as many copies and the widest variety of new releases as is necessary to be competitive within a market, while at the same time keeping our costs as low as possible.  New DVDs and videocassettes offered for sale are primarily hit titles promoted by the studios for sell-through, as well as special interest and children’s titles and seasonal titles related to particular holidays.  DVDs, videocassettes and video games utilized as initial inventory in our newly developed stores consist of excess copies of older titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers.

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

Management Information Systems

Our stores utilize a proprietary point of sale system (POS).  Our system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily or weekly basis.  Our POS system is installed in all developed stores prior to opening and in acquired stores shortly after the closing of an acquisition.

All rental and sale information upon customer checkout and return is recorded using scanned bar code information.  All transactional data is transmitted into the management information system at the support center.  The data is processed and reports are generated that allow management to effectively monitor store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases.  Our POS enables us to perform our monthly physical inventory using bar code recognition, to process human resource information and to provide system-based training modules.

We also maintain a financial reporting system, relating to the general ledger, human resources/payroll, revenue and accounts payable functions, capable of handling our current needs and anticipated growth.  Additional proprietary systems which have been internally developed and implemented include a collections system, a processing/distribution center system and various other database systems and auditing tools.

Competition

The home video specialty retail industry is highly competitive.  We compete with other home video specialty stores, including stores operated by regional chains and by the other two other national chains, Blockbuster and Hollywood

Entertainment.  From time to time, the two other national chains have discussed the implementation of a rural strategy that is focused more on the rural and secondary markets we predominately serve.  Retail pricing strategies for DVDs, videocassettes and video games are a major competitive factor in the home video specialty industry and we have fewer financial and marketing resources, lower market share and less name recognition than the two other national chains.  We also compete with other businesses offering DVDs, videocassettes and video games such as mass merchants, supermarkets, pharmacies, convenience stores, bookstores, online stores, mail order operations (such as Netflix) and other retailers, as well as noncommercial sources, such as libraries.  We believe the principal competitive factors in the home video specialty retail industry are store location and visibility, title quality, availability and selection, rental period, customer service and pricing.

In addition to competing with other home video specialty retailers, we compete with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, personal video recorders, internet related activities, live theater, sporting events and family entertainment centers.  We believe our most significant competition outside of the home video specialty retail industry is currently cable and satellite television.  The expanded number of channels and programming offered by these providers could result in the rental and purchase of fewer DVDs and videocassettes by consumers.

We also compete with pay-per-view in which cable or satellite subscribers pay a fee to view a movie.  New and recently introduced technologies, such as VOD, enable cable companies and other telecommunication companies to broadcast a large assortment of movies to homes at scheduled intervals throughout the day.  Although VOD services previously offered a limited number of channels and movies at scheduled intervals, developing technologies are enabling providers to transmit substantially more movies directly to homes at more frequently scheduled and convenient intervals throughout the day.  Pay-per-view purchases could significantly increase if movies were to become available on VOD during the home video rental window or if VOD services were to become more convenient, widely available and accepted.  Further improvements in VOD and other technologies, including personal video recorders, could lead to the availability of a broad selection of movies on demand at a price that is competitive with the price of movie rentals and with the functionality of DVD and VHS.  However, we believe movie studios have a significant interest in maintaining a viable movie rental business because the sale of movies to video retail stores and other home video outlets currently represents the studios’ largest source of domestic revenue.  In addition, we believe that VOD does not represent a material near-term threat to our business because:

• studios have not yet determined how VOD can enhance revenues instead of merely cannibalizing highly lucrative DVD and VHS rental and sale revenues;

• VOD does not allow for the impulse rental opportunities from browsing through lesser-known titles that video specialty stores offer;

• the technology and infrastructure to compress and deliver VOD in a scalable, cost-effective manner, particularly within our market demographics, has not yet been developed on a significant scale; and

• piracy and other electronic security issues have not yet been adequately addressed.

Limited play DVDs are currently being tested in select markets throughout the United States.  This technology enables a user to view a DVD any number of times within 48 hours, after which time the DVD is programmed to automatically stop working.  To date, this technology has not been widely accepted by consumers or by the movie studios.

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

Intellectual Property

We own a number of U.S. and Canadian service mark registrations, including the marks MOVIE GALLERY and GAME ZONE.

Foreign Operations

For disclosure of financial information by geographic area, refer to Note 10 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Employees

As of February 29, 2004, we employed approximately 18,500 persons, referred to by us as “associates,” including approximately 18,000 in retail stores and the remainder in our support center, field management staff and distribution facility.  Of our retail associates, approximately 3,000 were full-time and 15,000 were part-time.  None of our associates are represented by a labor union and we believe that our relations with our associates are good.

We have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures as well as increase the rate of internal promotions.  We also have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program.  Additionally, we have periodic sales and marketing programs which provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance of some of our associates.  We believe our bonus programs reward excellence in management, give associates an incentive to improve operations, and result in an overall reduction in the cost of operations.  In addition, certain associates are eligible to receive bonuses, based on individual and overall company performance, and options to purchase shares of our common stock, generally exercisable at the fair market value on the date of grant, subject to service requirements.  During 2003, we established an employee stock purchase plan available to all employees meeting the prescribed service requirements.

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

Cautionary Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance.  Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.  In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-K that the following important factors, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We assume no obligation (and specifically disclaim any such obligation) to update the following cautionary statements or any other forward-looking statements contained in this annual report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

We may be unable to successfully implement our growth strategy

Our long-term strategy is to grow through new store openings and acquisitions of existing stores.  Successful implementation of this strategy is contingent upon numerous conditions, and we cannot assure you that our business plan can be successfully executed.  We require significant capital to open new stores and to acquire existing stores.  To date, our growth strategy has been funded primarily through proceeds from public offerings of common stock, bank borrowings, internally generated cash flow, use of our common stock as acquisition consideration and seller financing.  These and other sources of capital, including public or private sales of debt or equity securities, may not be available to us in the future on terms satisfactory to us or at all.

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

If we do not grow as planned, our future earnings expectations could be negatively impacted.

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

• the integration of the acquired stores’ operating and information systems into our systems and procedures; and

• our ability to retain and motivate employees of the acquired stores.

Our business could be adversely affected by increased competition

From time to time, the two other national chains in our industry have discussed the implementation of a rural strategy that is focused more on the rural and secondary markets we predominately serve.  Therefore, we cannot assure you that the two other national chains in our industry will not become a more significant competitive force in our markets.   Pricing strategies for movies and video games are a major competitive factor in the video retail industry and we have fewer financial and marketing resources, lower market share and less name recognition than the two larger chains.

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

Our business could be adversely affected if we lost key members of our executive management team

We are highly dependent on the efforts and performance of our executive management team.  If we were to lose any key members of this team, our business could be adversely affected.  You should read the information under “Directors and Executive Officers” for a detailed description of our executive management team.

Our business could be adversely affected by the failure of our management information systems to perform as expected

We depend on our management information systems for the efficient operation of our business.  Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title to determine appropriate buying, distribution and disposition of our inventory.  We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics and individual customer history.  These systems, together with our point-of-sale and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance.  If our management information systems failed to perform as expected, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business and financial condition.

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

Our business could be negatively impacted if movie studios significantly alter the movie distribution windows

Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release.  The order of distribution of movies is currently: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and (4) all other sources, including cable and syndicated television.  Our industry has an early “window” that is exclusive of most other forms of non-theatrical movie distribution as noted above.  The length of the movie rental window varies, but typically approximates 45 days.  We cannot be certain that movie studios will maintain this exclusive window in the future.  We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, or if the movie rental windows were no longer among the first windows following the theatrical release, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution.  As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels.

Our business may be negatively impacted by new and existing technologies

New Technologies.  New technologies, including VOD, streaming movies over the internet and limited-play DVDs, represent a material risk to our company and the home video specialty retail industry.  VOD is intended to afford subscribers the luxury of watching, at any time of the day, any movie included in a list of titles maintained by the VOD provider.  Consumers may prefer alternative movie delivery systems such as VOD over traditional video rentals or purchases if such alternative systems were to allow the consumers to conveniently choose, watch and control movies at any time of the day, if the alternative systems were able to be provided at a reasonable price and if new releases were made available simultaneously with, or prior to, their availability for rental at the video stores.  Limited play DVDs are programmed to stop working after 48 hours, during which time the movie can be viewed an unlimited number of times.  Although this technology is currently being tested in select markets throughout the United States, it has not been widely accepted by consumers or movie studios.  We could see a significant negative impact to our financial position and survival if these technologies are widely accepted by consumers.

Existing Technologies.  Cable, satellite and pay-per-view television systems are expected to continue to increase and expand offerings to consumers.  The cable and satellite television systems offer movie channels which require a subscription fee for access to movies selected by the provider at times selected by the provider.  VOD services require a discrete fee to view a movie selected by the subscriber.  VOD, cable and satellite services allow consumers to avoid trips to the video store for movie rentals and returns, and remove the possibility of their incurring extended viewing fees.  Although VOD services previously offered a limited number of channels and movies at scheduled intervals, developing technologies are enabling cable, satellite, internet service providers and others to transmit substantially more movies directly to homes at more frequently scheduled and convenient intervals throughout the day.  Pay-per-view purchases could significantly increase if movies were to become available on VOD during the home video rental window or if VOD services were to become more convenient, widely available and accepted, which could adversely affect our business.  If consumers more widely accept satellite and digital cable and/or VOD services, they may rent fewer movies from us in favor of the expanded number of channels and expanded programming offered through these existing technologies.

Our business could be adversely affected if consumers decide to purchase rather than rent movies

Historically, studios priced a number of movies they distributed at “rental” pricing, which was typically too high a price to generate significant consumer demand to purchase these movies.  A limited number of titles were released at a lower price point when consumers were believed to be more likely to have a desire to purchase a certain title.  This pricing method is known as sell-through pricing.  While relatively few VHS titles were historically released at sell-through prices, all titles currently released on DVD are priced at sell-through prices.  The penetration of DVD into the market has resulted in a significant increase in the quantity of newly released movies available for purchase by the consumer.  Sell-through priced movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others.  Sell-through retail margins are generally lower than rental margins.  Some of our competitors, such as online stores, mass merchants and warehouse clubs, may operate at margins lower than ours and are able to distribute and sell movies at lower price points than us.  These competitors may even be willing to sell movies below cost due to their broad inventory mix.  Further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors could result in increased consumer desire to purchase rather than rent movies and could result in increased competition.  If we are not able to derive most of our revenues from our higher margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer’s sell-through dollar.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles.  Under studio revenue sharing programs we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios.  We currently utilize these types of programs on a significant number of DVD and VHS movie releases.  These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand.  After a specified period of time, we offer them for sale to our customers as “previously viewed movies” at lower prices than new copies of the movie.  We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued.  Further, some of our agreements may be terminated on short notice.

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

A consumer’s desire to own a particular movie and the number of previously viewed movies available for sale to the public by our competitors are factors that affect our ability to sell previously viewed movies at the expected price.  Additionally, sales of previously viewed movies also compete with newly released movies that are priced for sell-through.  As a result, there are no assurances that we will be able to sell an appropriate quantity of previously viewed movies at or above the expected price.

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

Our business may be negatively impacted by our participation in new business initiatives

We are currently exploring various new business initiatives within our industry.  These new initiatives include a game store-within-a-store concept (“Game Zone”), movie and game trading within our stores and various other alternatives for delivery of media content.  We cannot assure you that these initiatives will be either successful or profitable.  Our earnings could be negatively impacted by investments in these initiatives.

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

•  profitability of new stores;

• weather patterns that can significantly increase business (inclement conditions that prohibit outdoor activities) or decrease business (mild temperatures and dry conditions that reduce the consumer’s desire to relax indoors); and

• acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

The market price for our common stock may fluctuate substantially

Future developments concerning our business, our competitors or the home video specialty retail industry, including fluctuations in our operating results, the introduction of new products, the performance of other similar companies, changes in financial estimates by financial analysts or our failure to meet these estimates and other factors, could have a significant impact on the market price of our common stock.  In addition, in recent years the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance of these companies.  Since our initial public offering our stock price has experienced significant volatility.  These broad market fluctuations could have a material adverse effect on the market price of our common stock, business, and results of operations or financial condition.

In addition, historically, companies that have experienced market price volatility have been the target of securities class action litigation.  We could incur significant costs and our management’s time and resources could be diverted from the operation of our business if we were the target of a securities class action litigation.

Terrorism, war or other acts of violence could have a negative impact on our stock price or our business

Terrorist attacks as well as the on-going events in Iraq or other acts of violence and civil unrest in the nation and throughout the world could influence the financial markets and the economy.  Consumers’ television viewing habits may be altered as a result of these events such that the demand for home video entertainment is reduced.  These factors could have a negative impact on our results of operations or our stock price.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors, as of February 29, 2004:

Name	Age	Position(s) Held
J. T. Malugen(1)	52	Chairman of the Board, President and Chief Executive Officer
H. Harrison Parrish(1)	55	Vice Chairman of the Board and Senior Vice President
J. Steven Roy	43	Executive Vice President and Chief Financial Officer
Jeffrey S. Stubbs	41	Executive Vice President - Operations
S. Page Todd	42	Executive Vice President, Secretary and General Counsel
Mark S. Loyd	48	Executive Vice President - Purchasing and Product Management
John J. Jump(2)(3)	52	Director
Sanford C. Sigoloff(2)(3)	73	Director
William B. Snow(1)(2)(3)	72	Director

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

Mr. Roy was elected Senior Vice President - Finance and Principal Accounting Officer in June 1995, was elected Chief Financial Officer in May 1996 and was elected Executive Vice President in March 1998.  Mr. Roy was an accountant with the firm of Ernst & Young LLP for the 11 years prior to joining Movie Gallery.  Mr. Roy is currently serving as director and audit committee chairman of SunSouth Bank, a community bank based in southeast Alabama.  Mr. Roy is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Alabama.  In February 2004, Mr. Roy announced his plans to resign at the end of March 2004 to pursue private business interests.

Mr. Stubbs was elected Executive Vice President - Operations in April 2001 after serving as Senior Vice President - Operations since November 1997.  He joined Movie Gallery in November 1995 and served as Regional Manager over Texas, Louisiana and Mississippi.  Prior to joining Movie Gallery, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in east Texas, from 1987 to 1995.  He has an additional eight years experience in grocery and convenience store management.  Mr. Stubbs attended Texas A & M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.  Effective with Mr. Roy’s resignation, Mr. Stubbs will assume the role of Chief Operating Officer.

Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994 and was promoted to Executive Vice President in April 2003.  Prior to joining Movie Gallery, he had been an attorney practicing tax and corporate law in Dothan, Alabama.  Mr. Todd received a B.S. degree in Business Administration from the University of Alabama, his J.D. from the University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.  Mr. Todd will be named Chief Compliance Officer in conjunction with Mr. Roy’s resignation.

Mr. Loyd joined Movie Gallery in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management.  In October 1996, he was elected Senior Vice President - Purchasing and Product Management and was promoted to Executive Vice President in April 2003.  Mr. Loyd attended Southeast Missouri State

University, where he majored in Business Administration.  Mr. Loyd will serve as Chief Administration Officer, effective with Mr. Roy’s resignation.

Mr. Jump became a director of Movie Gallery in June 2003.  He is the President and owner of Jump Start Promotions, a specialty advertising business which he founded in September 2000.  Since August 2002, he has also served as Business Manager, Operations for Convergys Corporation.  Mr. Jump served as Chairman of the Board of Directors of Video Update, Inc. from May 2001 until December 2001, and he served as its Interim Chief Executive Officer from November 2001 until December 2001.  Mr. Jump served as Executive Vice President, Sales and Marketing of Sight & Sound Distributors, Inc., a home video distribution company, from 1985 to 2000. Mr. Jump received a B.A. degree in Psychology from the University of Missouri at St. Louis.

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

Mr. Snow became a director of Movie Gallery in July 1994.  He served as Vice Chairman of the Board from July 1994 until June 2002, and he served as Chief Financial Officer from July 1994 until May 1996.  Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994.  Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

Directors are elected to serve until our next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of our Board of Directors, subject to any contracts of employment.  Non-employee directors receive an annual fee of $20,000, a fee of $1,500 for each Board meeting attended and a fee of $500 for each committee meeting attended.  We have granted vested options to purchase shares of our common stock to each of the non-employee directors, in each case at or above the fair market value of the common stock on the date of grant.

ITEM 2.  PROPERTIES

Stores.  Substantially all of our retail stores are leased. Our new store leases typically provide for an initial lease term of three to seven years, with at least one renewal option for an additional one to three years. The following table provides information regarding the number of stores we operated in each state or province as of February 29, 2004:

United States:

Alabama	176
Florida	140
Texas	122
Georgia	116
Ohio	112
Virginia	110
North Carolina	91
Arkansas	76
South Carolina	74
Pennsylvania	73
Missouri	72
Tennessee	72
Indiana	68
Oklahoma	54
Mississippi	53
Kentucky	51
Maine	51
Minnesota	50
Wisconsin	34
Illinois	32
New York	30
Michigan	28
Washington	24
Louisiana	22
Colorado	21
Delaware	21
Iowa	21
Massachusetts	20
Montana	18
California	17
Kansas	17
New Hampshire	17
Maryland	16
Arizona	16
Nebraska	15
Connecticut	14
New Mexico	13
Idaho	11
West Virginia	11
South Dakota	7
Utah	6
Alaska	5
Hawaii	5
Nevada	5
North Dakota	4
Oregon	3
Vermont	3
Wyoming	2
New Jersey	1
Rhode Island	1
Total United States	2,021

International:

Canada	173
Mexico	1
Total International	174

TOTAL	2,195

Headquarters and Distribution Facility.  Our corporate headquarters and inventory distribution facility are located in an approximately 96,000 square foot building in Dothan, Alabama which we own.  We are also leasing approximately 48,000 square feet of off-site warehouse space to supplement distribution and to provide record storage.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of our business, none of which, if decided adversely to us, individually or in the aggregate, would be material to our business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “MOVI.” The prices shown below are the high and low closing prices for our common stock as reported on the Nasdaq National Market for the fiscal periods indicated.

	High	Low
2003:
Fourth Quarter	$22.44	$17.15
Third Quarter	22.50	18.96
Second Quarter	19.91	17.04
First Quarter	17.76	13.38

2002:
Fourth Quarter	$18.56	$12.26
Third Quarter	18.95	12.81
Second Quarter	21.20	15.49
First Quarter	17.17	10.07

On February 27, 2004, the last sale price of our common stock as reported on the Nasdaq National Market was $20.00 per share.  As of February 27, 2004, we had approximately 9,700 stockholders, including 53 stockholders of record.

In December 2003, our board of directors instituted a new dividend policy under which it declared an initial quarterly cash dividend of $0.03 per share.  We currently intend to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our historical consolidated financial data.  We derived this information from our audited consolidated financial statements for each of the five fiscal years ended January 4, 2004.  In addition to the information provided below, you should read our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.  The selected historical consolidated financial data do not necessarily indicate the results to be expected in the future.

	Fiscal Year Ended (1)
	January 2, 2000	December 31, 2000	January 6, 2002		January 5, 2003		January 4, 2004

Statements of Income Data:
Revenues:
Rentals	$253,000	$294,298	$347,464		$490,836		$629,793
Product sales	23,945	24,638	21,667		38,152		62,602
Total revenues	276,945	318,936	369,131		528,988		692,395

Cost of sales:
Cost of rental revenues	79,305	94,105	108,732		164,818	(2)	184,439	(2)
Cost of product sales	16,295	19,066	17,715		29,852		50,143
Gross margin	181,345	205,765	242,684		334,318		457,813

Operating costs and expenses:
Store operating expenses	137,128	153,665	171,409		253,865		325,916
General and administrative	21,403	24,945	29,288	(3)	40,995	(4)	46,522
Amortization of intangibles	8,452	7,465	6,656		1,298		2,003
Stock option compensation (5)	—	—	8,161		2,279		1,481
Operating income	14,362	19,690	27,170		35,881		81,891

Interest expense, net	(3,349)	(3,779)	(3,026)		(1,024)		(468)
Income before income taxes, extraordinary item and cumulative effect of accounting change	11,013	15,911	24,144		34,857		81,423
Income taxes	4,615	6,425	9,788		13,923		31,987
Income before extraordinary item and cumulative effect of accounting change	6,398	9,486	14,356		20,934		49,436
Extraordinary loss on early extinguishment of debt	(682)	—	—		—		—
Cumulative effect of accounting change	(699)	—	—		—		—
Net income	$5,017	$9,486	$14,356		$20,934		$49,436

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.21	$0.37	$0.56		$0.69		$1.53
Extraordinary loss on early extinguishment of debt	(0.02)	—	—		—		—
Cumulative effect of accounting change	(0.02)	—	—		—		—
Net income per share - basic	$0.17	$0.37	$0.56		$0.69		$1.53

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.21	$0.37	$0.53		$0.67		$1.48
Extraordinary loss on early extinguishment of debt	(0.02)	—	—		—		—
Cumulative effect of accounting change	(0.02)	—	—		—		—
Net income per share - diluted	$0.17	$0.37	$0.53		$0.67		$1.48

Weighted average shares outstanding:
Basic	29,509	25,801	25,837		30,273		32,406
Diluted	30,083	25,868	27,220		31,436		33,370

	Fiscal Year Ended (1)
	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,970	$7,029	$16,349	$39,526	$53,720
Rental inventory, net	52,357	61,773	88,424	82,880	102,479
Total assets	209,527	217,536	270,132	363,574	464,289
Long-term debt, less current maturities	44,377	40,600	26,000	—	—
Stockholders’ equity	125,421	129,209	162,182	259,051	320,116

Other Data:
Number of stores at end of period	963	1,020	1,415	1,784	2,158
Average revenues per store (6)	$313	$328	$342	$337	$355
Adjusted EBITDA (7)	$35,494	$39,744	$61,581	$82,260	$109,416
Increase in same store revenues (8)	0.4%	3.8%	2.7%	3.2%	7.0%

(1)

Results for fiscal 2001 reflect a 53-week year and include 17 days of operations for Video Update, Inc., which we acquired out of bankruptcy on December 21, 2001.  All other fiscal years presented reflect 52-week years.

(2)

Effective October 7, 2002, we changed the estimates used to amortize rental inventory resulting in a non-cash charge of approximately $27.9 million in the fourth quarter of fiscal 2002, and $5.9 million throughout fiscal 2003.

(3)	Includes a $1.6 million charge related to the amendment of our supply agreement with Rentrak Corporation.
(4)	Includes a $4.0 million charge related to a legal settlement in the second quarter of fiscal 2002.
(5)

Represents non-cash compensation expense associated with stock options that were repriced in March 2001 and are subsequently required to be accounted for as variable stock options (see Note 7 to our consolidated financial statements).

(6)

Calculated as total revenues divided by the weighted average number of stores open in each fiscal year.  Results for the fiscal year ended January 6, 2002 include approximately $9,000 per store related to the extra fifty-third week.

(7)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash compensation and nonrecurring items, less purchases of rental inventory exclusive of rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because it is a widely accepted financial indicator in the home video specialty retail industry of a company’s ability to incur and service debt assuming rental inventory is expensed upon purchase instead of being capitalized and amortized.  Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to lack of uniform definitions of EBITDA and Adjusted EBITDA.  Our calculation of Adjusted EBITDA for the periods indicated is set forth below:

	Fiscal Year Ended (1)
	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004

Operating income	$14,362	$19,690	$27,170	$35,881	$81,891
Rental inventory amortization and non-cash cost of rental inventory sold	59,097	66,078	80,703	128,300	132,978
Depreciation and intangibles amortization	21,691	22,327	22,332	19,346	23,569
Stock option compensation	—	—	8,161	2,279	1,481
Legal settlement	—	—	—	4,000	—
Supply contract amendment	—	—	1,600	—	—
Purchases of rental inventory	(62,842)	(74,829)	(83,840)	(117,753)	(147,205)
DVD catalog investment	—	—	—	—	5,421
New store rental inventory purchases	3,186	6,478	5,455	10,207	11,281
Adjusted EBITDA	$35,494	$39,744	$61,581	$82,260	$109,416

(8)	Same store revenues are calculated based on the aggregate revenues from stores we have operated for at least 13 months.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate approximately 2,200 home video retail stores that rent and sell movies and video games, primarily in rural and secondary markets throughout North America.  We compete with the other two national chains (Blockbuster and Hollywood Entertainment) in only approximately one-third of our store locations.  We believe that we are the market leader in the majority of our target markets.  We estimate that there are approximately 3,000 to 4,000 markets still available for expansion in rural America, as well as opportunities throughout Canada and Mexico.  We currently plan to open between 275 and 300 new stores in 2004 and, subject to market and industry conditions, to continue to open new stores on a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our business maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods) which provides mass merchants and video retailers approximately a 45 day period during which they can sell and rent new releases before they are made available on pay-per-view or other distribution channels.  The home video distribution channel currently provides over 60% of studio revenue.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.  For a more detailed discussion of our business and the home video industry, see the Business discussion contained in Part I, Item 1 of this annual report on Form 10-K.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same store revenues and profitability, in a mature industry.  We foster a corporate culture of cost control, striving to minimize the operating and overhead costs associated with our business which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our balance sheet reflects $53.7 million in cash and cash equivalents as of the end of fiscal 2003 and we have not had any outstanding long-term debt since May 2002.  Our store base has increased in excess of 20% in each of the last three fiscal years.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll.  Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

•                  Revenues.  Our business is a cash business with initial rental fees paid upfront by the customer.  Our management team constantly works with inventory levels, marketing and sales promotions, real estate strategies and personnel issues in order to maximize profitable revenues at each location.  Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole.

•                  Product purchasing economics.  In order to maintain the desired profit margin in our business, purchases of inventory for both rental and sale must be carefully managed.  Our purchasing models are designed to analyze the impact of the economic factors inherent in the various pricing strategies employed by the studios.  We believe that we are able to achieve purchasing levels tailored for the customer demographics of each of our markets and to maximize the return on investment for our inventory purchase dollars.

•                  Store level cost control.  The most significant store expenses are payroll and rent, followed by all other supply and service expenditures.  Our fundamental philosophy with respect to store level expenses is to exercise extreme conservatism in spending.  This is achieved primarily through budgeting systems and centralization of purchases into the corporate support center.  This enables us to measure performance carefully against expectations and to leverage our purchasing power.   Our rural focus also provides the benefit of reduced labor and real estate costs in the secondary markets we serve versus the costs associated with larger urban markets.

•                  Leverage of overhead expenses.  We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs.  Our general and administrative expenses include the costs to maintain our corporate support center as well as the overhead costs of our field management team.

•                  Operating cash flows.  We have generated significant levels of cash flow for several years.  We are generally able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations.  Cash flow has been sufficient to allow us to maintain a debt-free balance sheet since May 2002.

The following detailed discussion of our results of operations, liquidity and capital resources will provide further insight into our performance over the last three years.

Results of Operations

Selected Financial Statement and Operational Data:

	Fiscal Year Ended			Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004	January 6, 2002	January 5, 2003	January 4, 2004
	($in thousands, except per share data)			(percentage of total revenue)
Revenues:
Rental	$347,464	$490,836	$629,793	94.1%	92.8%	91.0%
Product sales	21,667	38,152	62,602	5.9%	7.2%	9.0%
Total revenues	369,131	528,988	692,395	100.0%	100.0%	100.0%

Cost of sales:
Rental	108,732	164,818	184,439	29.5%	31.2%	26.6%
Product sales	17,715	29,852	50,143	4.8%	5.6%	7.3%
Total gross margin	$242,684	$334,318	$457,813	65.7%	63.2%	66.1%

Store operating expenses	$171,409	$253,865	$325,916	46.4%	48.0%	47.1%
G&A expenses	29,288	40,995	46,522	7.9%	7.8%	6.7%

Operating income	27,170	35,881	81,891	7.4%	6.8%	11.8%

Net income	14,356	20,934	49,436	3.9%	4.0%	7.1%
Net income per diluted share	0.53	0.67	1.48

Same store revenues	2.7%	3.2%	7.0%

Gross margin percentage:
Rental	68.7%	66.4%	70.7%
Product sales	18.2%	21.8%	19.9%
Total gross margin	65.7%	63.2%	66.1%

Store Count:
Beginning of period	1,020	1,415	1,784
New store builds	77	145	241
Stores acquired	355	265	170
Stores closed	37	41	37
End of period	1,415	1,784	2,158

The following table itemizes certain non-cash or nonrecurring items that are included in our operating results for the fiscal years presented and which are referenced throughout this discussion of our results of operations and financial condition:

	Fiscal Year Ended			Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004	January 6, 2002	January 5, 2003	January 4, 2004
	($ in thousands, before tax)			($ per diluted share, after tax)

Rental amortization policy change	$—	$27,900	$5,900	$—	$0.53	$0.11
Legal settlement	—	4,000	—	—	0.08	—
Supply contract amendment	1,600	—	—	0.04	—	—
Stock option compensation	8,161	2,279	1,481	0.18	0.04	0.03
	$9,761	$34,179	$7,381	$0.22	$0.65	$0.14

Revenue.  For fiscal 2002 and 2003, total revenues increased 43.3% and 30.9%, respectively, from the prior years.  The increases were primarily due to same store revenue growth of 3.2% in fiscal 2002 and 7.0% in fiscal 2003 as well as overall growth in the average number of stores operated in fiscal 2002 of 45.5% and 24.0% in fiscal 2003.  The increases in same store revenues primarily resulted from:

•                  Continued growth of DVD rental and sales revenue, offset partially by corresponding declines in revenue from VHS products due to the consumer transition to DVD;

•                  Increases in the sales of previously viewed inventory;

•                  Higher video game rental revenues driven by our increased commitment to our game library, and growth resulting from overall video game industry increases and consumer acceptance of new platforms released late in 2001;

•                  Fiscal 2003 benefited from increased product sales revenue as a result of a significant expansion of new movie inventory available in the stores beginning during the latter half of 2002;

•                  Fiscal 2003 reflects continued revenue growth in the Video Update stores we acquired in December 2001 and other acquisitions and new stores built over the last two years; and

•                  Fiscal 2002 also benefited from a favorable new movie release schedule versus fiscal 2001.

The increases in same store revenues for fiscal 2002 were partially offset by:

•                  Unfavorable weather during the first half of 2002 as compared to the first half of 2001;

•                  The broadcast of the Winter Olympics during the first quarter of 2002; and

•                  An extra week of revenues (totaling approximately $10.0 million) in fiscal 2001.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for fiscal 2001, 2002 and 2003 was 68.7%, 66.4% and 70.7%, respectively.  The most significant factors that impacted growth in the gross margin on rental revenue were:

•                  The increasing shift of movie rentals from VHS to DVD - DVD rentals constituted approximately 13%, 34% and 54%, of total movie rentals in fiscal 2001, 2002 and 2003, respectively; DVD has a lower cost structure than VHS has traditionally had, and the acceptance of DVD has influenced reductions in studio pricing of the VHS format during the last year; and,

•                  The purchase price allocation of Video Update that produced lower than normal rental inventory amortization in the first half of 2002.

Rental margins were negatively impacted by:

•                  A change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 (see Note 1 to our consolidated financial statements);

•                  Opportunities taken to increase the overall quantity of rental units purchased for our stores as a result of the lower cost structure associated with DVD versus historical VHS pricing;

•                  Amortization of our investment in DVD catalog inventory that took place in the first quarter of 2003 in order to satisfy increasing consumer demand for movies on the DVD format; and

•                  Investments in our video game rental library to provide significant copy depth of all game platforms in our stores.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions and other goods sold.  The gross margin on product sales is subject to fluctuation based on the relative mix of low margin new movie inventory sales versus higher margin sales of concessions and other items.  The gross margin on product sales for fiscal 2001, 2002 and 2003 was 18.2%, 21.8% and 19.9%, respectively.  The product sales margin reflects the following trends in inventory mix:

•                  Fiscal 2001 margins were reduced by significant discounting that was designed to facilitate the liquidation of older titles and other slow moving inventory;

•                  The results achieved in fiscal 2002 reflect our reduced levels of low margin catalog inventory that was liquidated in fiscal 2001; and,

•                  Fiscal 2003 margins are representative of an increase in our mix of new movie sales in order to accommodate an increased consumer demand for retail movies and to complement our rental business as consumers transition to DVD.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments and in-store payroll.  Store operating expenses as a percentage of total revenue was 46.4%, 48.0% and 47.1% in fiscal 2001, 2002 and 2003, respectively.  The increase in store operating expenses as a percentage of total revenue in fiscal 2002 was primarily due to a higher cost structure associated with the 324 Video Update stores acquired in December 2001 and the benefits in fiscal 2001 of an extra week of revenues.  The following factors partially offset the increase in fiscal 2002 and contributed to a reduction of store operating expenses as a percentage of revenues in fiscal 2003:

•                  Continued initiatives to reduce operating costs;

•                  Strong performance of new stores;

•                  Continued closure of under-performing units; and

•                  Same store revenues increase of 3.2% in fiscal 2002 and 7.0% in fiscal 2003.

Additionally, store operating expenses as a percentage of revenues in fiscal 2003 were reduced by leverage from our Video Update transaction against same store revenue increases and were increased slightly as a result of the large number of immature stores in our store base that are absorbing the start-up expenses associated with a new store while the revenue levels are still ramping up.

General and administrative expenses as a percentage of revenue were 7.9%, 7.8% and 6.7% in fiscal 2001, 2002 and 2003, respectively.  General and administrative expenses include the following items which have offset the leverage obtained against the increased revenues associated with the growth in our store base:

•                  Fiscal 2001 – a charge of $1.6 million related to an amendment of our supply agreement with Rentrak Corporation;

•                  Fiscal 2002 – a legal settlement charge of $4.0 million regarding our extended viewing fee policy;

•                  Fiscal 2002 – costs and expenses associated with the conversion of the Video Update stores point of sale system; and

•                  Fiscal 2003 – overhead increases to support new initiatives and our future growth plans, which include expansion into new geographic areas where our market penetration is lower.

Amortization of intangibles declined significantly in fiscal 2002 due to goodwill no longer being amortized pursuant to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of the beginning of fiscal 2002.

Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options (see Note 7 to our consolidated financial statements).  We expect to continue to record adjustments to income from stock option compensation in future periods.  Due to the relatively small number of these options that remain outstanding, we expect future adjustments to be insignificant.

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income increased by 32% in fiscal 2002 and by 128% in fiscal 2003.

Interest Expense.  Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income.  Interest expense declined significantly in fiscal 2002 and again in fiscal 2003 due to the repayment of all outstanding debt in May 2002 and our ability to maintain a debt-free balance sheet throughout 2003.

Income Taxes.  We had federal and state net operating loss carryforwards at January 4, 2004 resulting primarily from the Video Update acquisition (see Note 6 to our consolidated financial statements) of approximately $103.4 million that expire in years 2007 through 2021.  We have recorded a valuation allowance of $34.4 million related to the deferred tax assets of $40.6 million resulting from the net operating loss carryforwards.  This valuation allowance has been established as there exists uncertainty regarding our ability to realize these net operating losses in their entirety.  If facts and circumstances in the future should warrant an increase in the net operating loss carryforwards expected to be realized, a reduction in the valuation allowance could occur and may result in a reduction in our effective income tax rate, which was 40%, 40% and 39% for fiscal 2001, 2002 and 2003, respectively.

Deferred income tax liabilities have increased significantly during fiscal 2003.  This is primarily the result of a significant acceleration in the tax depreciation of newly purchased assets since the fourth quarter of 2001.  We anticipate this liability will continue to increase unless we stop or significantly slow our new store growth, or until the acceleration provisions are discontinued.  The acceleration on tax depreciation is a result of special provisions implemented after the events of September 11, 2001 and is currently scheduled to be discontinued for assets placed in service after January 1, 2005.  If the special provisions are not extended, the cumulative excess tax depreciation levels we currently have will begin to decline.

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

•                  seasonality - compared to other months during the year, we experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions.  Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment; and

•                  special events, such as the Olympics or ongoing major news events of significant public interest.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations and, if necessary, loans under revolving credit facilities.  At January 4, 2004, we had cash and cash equivalents of $53.7 million, no long-term debt and $63.8 million in available borrowings under our credit facility.

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004
Statements of Cash Flow Data:

Net cash provided by operating activites	$143,966	$186,719	$231,801
Net cash used in investing activities	(125,229)	(206,744)	(224,993)
Net cash (used in) provided by financing activities	(9,384)	43,428	3,333

Other Data:

Adjusted EBITDA	$61,581	$82,260	$109,416
Adjusted EBITDA (percent of total revenue)	16.7%	15.6%	15.8%

The increases in net cash provided by operating activities were primarily attributable to revenue growth and continued efforts to maximize economies of scale within our expense structure.  Net cash provided by operating activities continues to be sufficient to cover substantially all of our rental inventory replenishment and capital resource needs.

Net cash used in investing activities includes our operating purchases of rental inventory, as well as the costs of acquisitions and new store builds.  The increases are primarily due to increased rental inventory purchases to support growth in the store base, the DVD catalog investment in the first quarter of 2003 and increasing levels of new store builds.  The increase in fiscal 2003 was partially offset by a reduction in business acquisitions versus 2002.

Net cash provided by financing activities includes proceeds from the exercise of stock options and proceeds from our stock offering in May 2002, offset by the repayment of amounts outstanding under our credit facility in fiscal 2001 and 2002.

In December 2003, our board of directors instituted a new dividend policy under which it declared an initial quarterly cash dividend of $0.03 per share.  We currently intend to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors deems relevant.

Adjusted EBITDA in fiscal 2002 and 2003 increased 33.6% and 33.0%, respectively, over the prior years.  These increases were primarily driven by the revenue increases during those periods and continued efforts to maximize economies of scale within our expense structure.  Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash stock option compensation and nonrecurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company’s ability to finance its operations and meet its growth plans, in that it treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  This measure is also used by us internally to make new store and acquisition investment decisions and to calculate awards under incentive based compensation programs.  Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.  (See Selected Financial Data in Part II, Item 6 of this Form 10-K for our calculation of Adjusted EBITDA.)

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage.  In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering and terminated the interest rate swap agreement.  The costs to terminate the interest rate swap were expensed and were immaterial to our results of operations.  As of January 4, 2004, there were no outstanding borrowings under our credit facility.  The amounts available for borrowing were reduced by standby letters of credit outstanding of $1.2 million and totaled $63.8 million as of January 4, 2004.

The following table discloses our contractual obligations and commercial commitments as of January 4, 2004   (see Notes 5 and 8 to our consolidated financial statements):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Credit facility – outstanding(1)	$—	$—	$—	$—	$—
Operating leases	299,725	10,287	208,098	51,769	29,571
Unconditional purchase obligations(2)	10,838	4,000	6,838	—	—
Total contractual cash obligations	$310,563	$14,287	$214,936	$51,769	$29,571

(1)     The total commercial commitment under our credit facility is $65 million, which expires on July 4, 2005.  As of January 4, 2004, there were standby letters of credit outstanding under the credit facility of $1,172,000, of which $322,000 expires in 2004, and $850,000 expires in 2005.

(2)     Represents our commitment under a supply contract with Rentrak Corporation.

At January 4, 2004, we had a working capital deficit of $20.0 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 241 internally developed stores during fiscal 2003 and expect to open between 275 and 300 new stores in 2004.  Subject to market and industry conditions, we plan to continue to open new stores on a similar pace over the next several years. We acquired 170 stores during fiscal 2003.  We will continue to evaluate acquisition opportunities in 2004 as they arise.  To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation is effective as of December 31, 2003 for all qualifying interests in special purpose entities (“SPEs”) in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying SPEs obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003 (none of which are SPEs).  These investments are immaterial, and consolidation is not currently required under the Interpretation.   The provisions of the Interpretation, as revised by the FASB in December 2003, must be applied to some of our investments in the first quarter of 2004.  Based on our analysis to date, none of our current interests will have a significant impact on our financial statements upon adoption of the Interpretation’s consolidation rules.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

A major component of our cost structure is based upon the method by which we amortize our rental inventory.  Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years.  We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition.  This method is based on our historical experience and is dependent upon the net realizable value of our inventory and the demand patterns of the rental products we provide.  We believe our estimated useful lives and salvage values are appropriately matched to our current rental business and are consistent with industry trends.  However, should rental patterns of consumers change or should market values of existing inventory decline due to the acceptance of new formats (ongoing VHS transition to DVD, anticipated transition to high definition DVD within three to five years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates or a reduction in salvage values.  We believe that any acceleration in the rental amortization rates would not have a long-

lasting impact as the majority of rental purchases are substantially depreciated within the first two to three months under our existing policy.  We could be required to reduce salvage values that we currently carry on VHS inventory if we are unable to dispose of that inventory at a rate relatively consistent with the consumers’ transition to DVD.   As of January 4, 2004, we had $102.5 million in rental inventory on our balance sheet.

We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors in order to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry, the market valuation of our common stock and the overall economic environment.  When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.  We have not recognized any impairment losses on long-lived assets since fiscal 1996.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record impairment charges not previously recognized.

We test goodwill for impairment on an annual basis.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.  As of January 4, 2004, we have $136 million in goodwill on our balance sheet.

We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date.  We engage independent valuation specialists to assist when necessary.  If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation.  With the exception of the Video Update acquisition in 2001, we have not experienced any significant adjustments to the valuation of assets or liabilities acquired in business combinations in the last seven years.  Our acquisitions are typically small businesses for which we generally do not assume liabilities and for which the assets acquired consist primarily of inventory, fixtures, equipment and intangibles.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to net operating loss carryforwards that we acquired in the 2001 acquisition of Video Update.  If facts and circumstances in the future should warrant elimination or reduction of the valuation allowance related to these acquired net operating loss carryforwards, our effective income tax rate, which was 40%, 40% and 39% for fiscal 2001, 2002 and 2003, respectively, could be reduced.

Related Party Transactions

Please refer to Note 9 to our consolidated financial statements for disclosures regarding our significant related party transactions.

Forward-Looking Statements

With respect to forward-looking statements, please refer to the disclosures set forth under “Cautionary Statements” in Part I, Item 1 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates).  We currently have no amounts outstanding under our credit facility and, thus, no exposure to adverse interest rate changes.

We are exposed to foreign exchange risks associated with our Canadian and Mexican operations.   Historically, the Canadian exchange rates have been relatively stable and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations.  Based on fiscal 2003 results, a hypothetical 10% change in the Canadian exchange rate would impact our consolidated financial position and results of operations by less than 1%.  Our Mexican operations are currently limited to one location.  Growth in 2004 is not expected to be significant enough to result in a material impact from fluctuations in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this Form 10-K for the information required by Item 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the  Exchange Act )) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information regarding directors and executive officers set forth at the end of Part 1, Item 1 of this Form 10-K) will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of Movie Gallery, Inc. and independent auditors’ report thereon, are filed as part of this report in the section immediately following the signature page:

Report of Ernst & Young LLP, Independent Auditors.

Consolidated Balance Sheets as of January 5, 2003 and January 4, 2004.

Consolidated Statements of Income for the Fiscal Years Ended January 6, 2002, January 5, 2003 and January 4, 2004.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 6, 2002, January 5, 2003 and January 4, 2004.

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 6, 2002, January 5, 2003 and January 4, 2004.

Notes to Consolidated Financial Statements.

(a)(2) Schedules:

All financial statement schedules are either inapplicable or are not required under the related instructions and, therefore, have been omitted.

(a)(3) Exhibits:

The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit No.

Exhibit Description
3.1		Certificate of Incorporation of the Company. (1)

3.1.1	-	Certificate of Amendment of Certificate of Incorporation dated June 6, 1996. (2)

3.1.2	-	Certificate of Amendment of Certificate of Incorporation dated July 1, 1999. (2)

3.1.3	-	Certificate of Amendment of Certificate of Incorporation dated June 27, 2002. (3)

3.2	-	Amended and Restated Bylaws of Movie Gallery, Inc. (3)

4.1	-	Specimen Common Stock Certificate. (4)

10.1	-	1994 Stock Option Plan, as amended and form of Stock Option Agreement. (5)

10.1.1	-	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated June 13, 2000. (3)

10.1.2	-	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated September 12, 2002. (6)

10.2	-	Form of Indemnity Agreement. (1)

10.3	-	Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen. (1)

10.3.1	-	First Amendment to Employment Contract between M.G.A., Inc. and J. T. Malugen dated April 3, 2000. (7)

10.5	-	Employment Agreement between M.G.A., Inc. and J. Steven Roy. (8)

10.6	-	Employment Agreement between M.G.A., Inc. and S. Page Todd. (8)

10.7	-	Employment Agreement between M.G.A., Inc. and Jeffrey S. Stubbs. (9)

10.8	-	Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated June 27, 2001. (10)

10.8.1	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated September 25, 2001. (3)

10.8.2	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated January 14, 2002. (3)

10.8.3	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated August 15, 2002. (11)

10.8.4	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated May 19, 2003. (12)

10.9	-	2003 Stock Plan (13)

10.10	-	2003 Employee Stock Purchase Plan (14)

14	-	Code of Ethics. (filed herewith)

21	-	List of Subsidiaries. (filed herewith)

Exhibit No.		Exhibit Description
23	-	Consent of Ernst & Young LLP, Independent Auditors. (filed herewith)

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Previously filed with the Securities and Exchange Commission on June 10, 1994, as an exhibit to our Registration Statement on Form S-1 (File No. 33-80120).
(2)	Previously filed with the Securities and Exchange Commission on August 17, 1999, as an exhibit to our Form 10-Q for the quarter ended July 4, 1999.
(3)	Previously filed with the Securities and Exchange Commission on April 7, 2003, as an exhibit to our Form 10-K for the fiscal year ended January 5, 2003.
(4)	Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1.
(5)	Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to our Form 10-K for the fiscal year ended January 5, 1997.
(6)	Previously filed with the Securities and Exchange Commission on November 20, 2002, as an exhibit to our Form 10-Q for the quarter ended October 6, 2002.
(7)	Previously filed with the Securities and Exchange Commission on May 17, 2000, as an exhibit to our Form 10-Q for the quarter ended April 2, 2000.
(8)	Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to our Form 10-K for the fiscal year ended January 4, 1998.
(9)	Previously filed with the Securities and Exchange Commission on April 2, 2001, as an exhibit to our Form 10-K for the fiscal year ended December 31, 2000.
(10)	Previously filed with the Securities and Exchange Commission on August 15, 2001, as an exhibit to our Form 10-Q for the quarter ended July 1, 2001.
(11)	Previously filed with the Securities and Exchange Commission on August 21, 2002, as an exhibit to our Form 10-Q for the quarter ended July 7, 2002.
(12)	Previously filed with the Securities and Exchange Commission on August 20, 2003, as an exhibit to our Form 10-Q for the quarter ended July 6, 2003.
(13)	Previously filed with the Securities and Exchange Commission on September 29, 2003, as an exhibit to our Registration Statement on Form S-8 (File No. 333-109240).
(14)	Previously filed with the Securities and Exchange Commission on September 29, 2003, as an exhibit to our Registration Statement on Form S-8 (File No. 333-109241).

(b)  Reports on Form 8-K:

We filed a Form 8-K reporting on Items 7 and 12 dated October 8, 2003.

We filed a Form 8-K reporting on Items 7 and 12 dated November 4, 2003.

We filed a Form 8-K reporting on Items 5 and 7 dated December 16, 2003.

(c)  Exhibits:

See (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE GALLERY, INC.

	By	/s/ J. T. MALUGEN
J. T. Malugen
Chairman of the Board, President and Chief Executive Officer

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. T. MALUGEN	Chairman of the Board, President and	March 11, 2004
J. T. Malugen	Chief Executive Officer

/s/ H. HARRISON PARRISH	Vice Chairman of the Board	March 11, 2004
H. Harrison Parrish

/s/ WILLIAM B. SNOW	Director	March 11, 2004
William B. Snow

/s/ JOHN J. JUMP	Director	March 11, 2004
John J. Jump

/s/ J. STEVEN ROY	Executive Vice President and Chief	March 11, 2004
J. Steven Roy	Financial Officer

/s/ IVY M. JERNIGAN	Vice President - Controller	March 11, 2004
Ivy M. Jernigan

Movie Gallery, Inc.

Consolidated Financial Statements

Fiscal years ended January 6, 2002, January 5, 2003 and January 4, 2004

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 5, 2003 and January 4, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 4, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 5, 2003 and January 4, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 4, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Birmingham, Alabama
February 13, 2004

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 5, 2003	January 4, 2004

Assets
Current assets:
Cash and cash equivalents	$39,526	$53,720
Merchandise inventory	18,646	26,473
Prepaid expenses	1,533	1,377
Store supplies and other	7,585	11,019
Deferred income taxes	—	1,631
Total current assets	67,290	94,220

Rental inventory, net	82,880	102,479
Property, furnishings and equipment, net	86,993	114,356
Goodwill, net	116,119	136,008
Other intangibles, net	6,677	8,473
Deposits and other assets	3,615	8,753
Total assets	$363,574	$464,289

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,996	$77,344
Accrued liabilities	23,524	26,161
Deferred revenue	9,636	10,741
Deferred income taxes	742	—
Total current liabilities	100,898	114,246

Other accrued liabilities	249	142
Deferred income taxes	3,376	29,785

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 32,062 and 32,841 shares issued and outstanding, respectively	32	33
Additional paid-in capital	216,631	225,191
Retained earnings	42,647	91,098
Accumulated other comprehensive income (loss)	(259)	3,794
Total stockholders’ equity	259,051	320,116
Total liabilities and stockholders’ equity	$363,574	$464,289

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Revenues:
Rentals	$347,464	$490,836	$629,793
Product sales	21,667	38,152	62,602
Total revenues	369,131	528,988	692,395

Cost of sales:
Cost of rental revenues	108,732	164,818	184,439
Cost of product sales	17,715	29,852	50,143
Gross margin	242,684	334,318	457,813

Operating costs and expenses:
Store operating expenses	171,409	253,865	325,916
General and administrative	29,288	40,995	46,522
Amortization of intangibles	6,656	1,298	2,003
Stock option compensation	8,161	2,279	1,481
Operating income	27,170	35,881	81,891

Interest expense, net	(3,026)	(1,024)	(468)
Income before income taxes	24,144	34,857	81,423
Income taxes	9,788	13,923	31,987

Net income	$14,356	$20,934	$49,436

Earnings per share:
Basic	$0.56	$0.69	$1.53

Diluted	$0.53	$0.67	$1.48

Weighted average shares outstanding:
Basic	25,837	30,273	32,406
Diluted	27,220	31,436	33,370

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2000	$25	$121,827	$7,357	$—	$129,209
Comprehensive Income:
Net income			14,356	—	14,356
Foreign currency translation			—	(33)	(33)
Total comprehensive income					14,323
Exercise of stock options for 2,129 shares	2	5,214	—	—	5,216
Tax benefit of stock options exercised	—	5,273	—	—	5,273
Stock option compensation	—	8,161	—	—	8,161
Balance at January 6, 2002	27	140,475	21,713	(33)	162,182
Comprehensive Income:
Net income			20,934	—	20,934
Foreign currency translation			—	(226)	(226)
Total comprehensive income					20,708
Issuance of 3,900 shares of common stock, net of issuance costs of $4,406	4	66,765	—	—	66,769
Exercise of stock options for 947 shares	1	2,658	—	—	2,659
Tax benefit of stock options exercised	—	4,454	—	—	4,454
Stock option compensation	—	2,279	—	—	2,279
Balance at January 5, 2003	32	216,631	42,647	(259)	259,051
Comprehensive Income:
Net income			49,436	—	49,436
Foreign currency translation			—	4,053	4,053
Total comprehensive income					53,489
Exercise of stock options for 779 shares	1	3,332	—	—	3,333
Tax benefit of stock options exercised	—	3,747	—	—	3,747
Stock option compensation	—	1,481	—	—	1,481
Dividends declared, $0.03 per share	—	—	(985)	—	(985)
Balance at January 4, 2004	$33	$225,191	$91,098	$3,794	$320,116

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Operating activities:
Net income	$14,356	$20,934	$49,436
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	80,703	128,300	132,978
Depreciation and intangibles amortization	22,332	19,346	23,569
Stock option compensation	8,161	2,279	1,481
Tax benefit of stock options exercised	5,273	4,454	3,747
Deferred income taxes	3,703	4,653	24,036
Changes in operating assets and liabilities:
Merchandise inventory	3,436	(10,972)	(7,232)
Other current assets	(2,731)	(466)	(3,202)
Deposits and other assets	856	(1,222)	(5,085)
Accounts payable	5,493	15,446	10,348
Accrued liabilities and deferred revenue	2,384	3,967	1,725
Net cash provided by operating activities	143,966	186,719	231,801

Investing activities:
Business acquisitions	(20,047)	(57,675)	(30,672)
Purchases of rental inventory	(83,840)	(117,753)	(147,205)
Purchases of property, furnishings and equipment	(21,342)	(31,316)	(47,116)
Net cash used in investing activities	(125,229)	(206,744)	(224,993)

Financing activities:
Net proceeds from issuance of common stock	—	66,769	—
Proceeds from exercise of stock options	5,216	2,659	3,333
Net payments on long-term debt	(14,600)	(26,000)	—
Net cash (used in) provided by financing activities	(9,384)	43,428	3,333

Effect of exchange rate changes on cash and cash equivalents	(33)	(226)	4,053

Increase in cash and cash equivalents	9,320	23,177	14,194
Cash and cash equivalents at beginning of fiscal year	7,029	16,349	39,526
Cash and cash equivalents at end of fiscal year	$16,349	$39,526	$53,720

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for interest	$3,434	$905	$254
Cash paid during the fiscal year for income taxes	1,461	2,716	4,974

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements

January 6, 2002, January 5, 2003 and January 4, 2004

1.  Accounting Policies

Principles of Consolidation and Description of Business

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries.  All material intercompany accounts and transactions have been eliminated.

We own and operate video specialty stores located throughout North America.

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

Fiscal Year

Our fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks.  Results for the fiscal year ended January 5, 2003 and January 4, 2004 reflect 52-week years.  Results for the fiscal year ended January 6, 2002 reflect a 53-week year.  Our fiscal year includes revenues and certain operating expenses, such as salaries, wages and other miscellaneous expenses, on a daily basis.  All other expenses, primarily depreciation, amortization, rent and utilities, are calculated and recorded monthly, with twelve months included in each fiscal year.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventory

Merchandise inventory consists primarily of new DVDs, videocassette tapes (“VHS”), video games, video accessories and concessions and is stated at the lower of cost, on a first-in first-out basis, or market.

Rental Inventory

In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock, or catalog, VHS rental inventory available for sale during the holiday period as previously viewed inventory.  The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory which arrived in stores in the first quarter of 2003.  Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout 2002.  DVD rental revenue represented approximately 50% of movie rental revenue as of the end of fiscal 2002 versus approximately 20% as of the end of fiscal 2001.  As a result of the significant shift from

VHS to DVD that occurred in our rental inventory base, we changed the estimates used to amortize rental inventory in the fourth quarter of fiscal 2002 as discussed below.  The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory.  We believe the revised estimated useful lives and salvage values are better matched to our current rental business and are consistent with industry trends.

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

The changes in our estimates for rental inventory amortization were applied to all inventory held at the beginning of the fourth quarter of fiscal 2002.  The changes were accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003.  The change in estimate decreased rental inventory and increased depreciation expense for fiscal 2002 by approximately $27.9 million and reduced net income by $16.7 million, or $0.53 per diluted share. The impact of the change in fiscal 2002 was net of a $2.1 million reserve against rental inventory that was established in the fourth quarter of 2001 in order to reflect the impact of the consumer transition to DVD on the sale prices of previously viewed VHS product.  For fiscal 2003, rental inventory was decreased and depreciation expense was increased by approximately $5.9 million and net income was reduced by $3.6 million, or $0.11 per diluted share.

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

Rental inventory consists of the following (in thousands):

	January 5, 2003	January 4, 2004

Rental inventory	$202,012	$217,420
Accumulated amortization	(119,132)	(114,941)
	$82,880	$102,479

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and include costs incurred in the construction of new stores.  Depreciation is provided on a straight-line basis over the estimated lives of the related assets.

Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for by the purchase method, and requires all intangible assets acquired in a business combination to be recognized as assets apart from goodwill if they meet certain contractual-legal criterion or separability criterion.  The provisions of Statement 141 apply to all business combinations with an acquisition date subsequent to June 30, 2001.  The application of Statement 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets.  Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  We adopted Statement 142 as of January 7, 2002.  The adoption of Statement 142 did not have any impact on the classification of intangible assets.   We completed the transitional impairment test and determined that none of the goodwill recorded was impaired as of January 7, 2002.  Application of the nonamortization provisions of Statement 142 would have increased net income by approximately $3,418,000 to $17,774,000, or $0.65 per diluted share, for fiscal 2001.

Amortization of intangibles for fiscal 2001 includes an impairment loss of $700,000 to write-off the net book value of goodwill in excess of its estimated fair market value.  No impairment loss was recognized in fiscal 2002 or fiscal 2003 under the provisions of Statement 142.

Impairment of Long-Lived Assets

Long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We use the discounted cash flow method to estimate the fair value of our long-lived assets.  We have not recognized impairment losses on long-lived assets held for use in fiscal 2001, 2002 or 2003.

Income Taxes

We account for income taxes under the provisions of FASB Statement No. 109, Accounting for Income Taxes.  Under Statement 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We generally consider the earnings of our foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested.

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer.  Revenue from extended viewing fees incurred on rentals when the customer chooses to keep the product beyond the initial rental period is recognized when payment is received from the customer.   We recognize product sales revenue at the time of sale.

We periodically sell stored value cards in the form of electronic gift cards or discount rental cards.  We record deferred revenue from the sale of stored value cards at the time of sale to the customer.  The liability is relieved and revenue is recognized when the cards are redeemed by the customers.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising expense, exclusive of cooperative reimbursements from vendors, for fiscal 2001, 2002 and 2003 totaled $2,219,000, $2,703,000 and $1,096,000, respectively.

Store Opening and Start-up Costs

Store opening costs, which consist primarily of payroll, advertising and other start-up costs are expensed as incurred.

Fair Value of Financial Instruments

At January 5, 2003 and January 4, 2004, the carrying value of financial instruments such as cash and cash equivalents and accounts payable approximated their fair values, calculated using discounted cash flow analysis at our incremental borrowing rate.

Foreign Currency Translation

Our foreign subsidiary records transactions using the local currency as the functional currency.  In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of the foreign subsidiary are translated into U. S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated.  Income and expenses are translated at average exchange rates each fiscal period.  The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in accumulated other comprehensive income or loss, which is a separate component of consolidated stockholders’ equity.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of shares to be issued from the exercise of dilutive common stock options (1,383,000, 1,163,000 and 964,000 for fiscal 2001, 2002 and 2003, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.  Because their inclusion would be anti-dilutive, 400,000, 238,000 and 225,000 options for fiscal 2001, 2002 and 2003, respectively, were excluded from the computation of the weighted average shares for diluted earnings per share.

Stock Option Plan

At January 4, 2004, we have a stock-based employee compensation plan, which is described more fully in Note 7.  We account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Stock option compensation is reflected in net income for variable options outstanding under the plan (see Note 7).  No stock option compensation is reflected in net income for the remaining options outstanding under the plan, as the exercise price was equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Net income, as reported	$14,356	$20,934	$49,436
Add: Stock option compensation included in reported net income, net of tax	4,919	1,367	903
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(899)	(1,147)	(1,099)

Pro forma net income	$18,376	$21,154	$49,240

Earnings per share:
Basic	$0.56	$0.69	$1.53
Diluted	$0.53	$0.67	$1.48

Pro forma earnings per share:
Basic	$0.71	$0.70	$1.52
Diluted	$0.68	$0.67	$1.47

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation is effective as of December 31, 2003 for all qualifying interests in special purpose entities (“SPEs”) in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying SPEs obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003 (none of which are SPEs).  These investments are immaterial, and consolidation is not currently required under the Interpretation.   The provisions of the Interpretation, as revised by the FASB in December 2003, must be applied to some of our investments in the first quarter of 2004.  Based on our analysis to date, none of our current interests will have a significant impact on our financial statements upon adoption of the Interpretation’s consolidation rules.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and was effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003.  The adoption of Statement 150 had no material impact on our net earnings, cash flows or financial position.

2.  Acquisitions

During fiscal 2003, we purchased 170 stores in 34 separate transactions for approximately $30.7 million and recorded approximately $19.9 million in goodwill ($16.2 million of which is deductible for tax purposes), $2.4 million for customer lists and $1.4 million for non-compete agreements related to these transactions.

During fiscal 2002, we purchased 265 stores in 34 separate transactions for approximately $60.7 million and recorded approximately $44.0 million in goodwill (all of which is deductible for tax purposes), $3.3 million for customer lists and $1.0 million for non-compete agreements related to these transactions.

Effective December 21, 2001, we acquired 100% of the newly issued common stock of the reorganized Video Update, Inc. under its plan of reorganization.  Video Update had been operating under Chapter 11 of the United States Bankruptcy Code since its voluntary filing on September 18, 2000.  The acquisition of the newly issued common stock of Video Update was in satisfaction of all amounts owed to us by Video Update under a $6.5 million debtor-in-possession financing agreement.  In addition, we purchased certain senior secured debt of Video Update in May 2001 for $8.5 million, funded amounts due to secured and unsecured creditors in accordance with confirmation of the plan totaling approximately $6.3 million, and assumed other post-bankruptcy filing liabilities of Video Update as disclosed in the following table.  At the time of acquisition, Video Update operated 324 video specialty stores in the United States and Canada.  Our acquisition of Video Update was made as a strategic expansion of our geographic markets in accordance with our growth plan.

Due to the Video Update acquisition occurring near the end of fiscal 2001, the closing of the final books and records of Video Update had not been completed as of the time our fiscal 2001 consolidated financial statements were prepared.  As a result, we posted adjustments to the purchase price allocation during fiscal 2002 to reduce the fair value of assumed liabilities by $4.3 million.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price allocation adjustments made in fiscal 2002, and the final resulting purchase price allocation.  Subsequent adjustments to the purchase price allocation are reflected as a component of net income and were immaterial in fiscal 2003.

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

In addition to the Video Update acquisition, we purchased 31 stores in five separate transactions for approximately $6.6 million during fiscal 2001 and recorded approximately $3.5 million in goodwill (all of which is deductible for tax purposes) and $1.0 million in other intangibles related to these transactions

3.  Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

	Useful Life	January 5, 2003	January 4, 2004

Land	—	$1,959	$2,970
Buildings	40 years	6,547	6,826
Furniture and fixtures	7 years	53,585	65,374
Equipment	5 years	52,382	65,263
Leasehold improvements and signs	7 years	61,947	83,262
		176,420	223,695
Accumulated depreciation		(89,427)	(109,339)
		$86,993	$114,356

4.  Intangible Assets

The components of goodwill and other intangibles are as follows (in thousands):

		January 5, 2003		January 4, 2004
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	—	$147,530	$(31,411)	$167,419	$(31,411)

Non-compete agreements	8 years	$9,492	$(6,493)	$10,908	$(7,696)
Customer lists	5 years	3,996	(318)	6,385	(1,124)
Total other intangibles		$13,488	$(6,811)	$17,293	$(8,820)

Estimated amortization expense for other intangible assets for the five succeeding fiscal years is as follows (in thousands):

2004	$2,357
2005	1,883
2006	1,556
2007	1,415
2008	919

The changes in the carrying amounts of goodwill for the year ended January 4, 2004, are as follows (in thousands):

Balance as of January 5, 2003	$116,119
Goodwill acquired	19,889
Balance as of January 4, 2004	$136,008

5.  Financing Obligations

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding. In December 2001, as required by the credit facility, we entered into an interest rate swap agreement in order to hedge exposure to interest rate fluctuations on $10 million of outstanding debt at a fixed rate of 3.5% plus an applicable margin percentage.  In May 2002, we repaid all amounts outstanding under our credit facility with the proceeds from our stock offering (see Note 7) and terminated the interest rate swap agreement.  The costs to terminate the interest rate swap were expensed and were immaterial to our results of operations.  As of January 4, 2004, there were no outstanding borrowings under our credit facility.  The amounts available for borrowing were reduced by standby letters of credit outstanding of $1.2 million and totaled $63.8 million as of January 4, 2004.

6.  Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

U. S. Federal	$23,670	$35,082	$76,873
Foreign	474	(225)	4,550
Total	$24,144	$34,857	$81,423

The following reflects actual income tax expense (in thousands):

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Current payable:
U. S. Federal	$5,447	$7,090	$5,537
State	641	2,180	2,415
Total current	6,088	9,270	7,952

Deferred:
U. S. Federal	3,243	5,313	20,589
Foreign	213	(101)	2,011
State	244	(559)	1,435
Total deferred	3,700	4,653	24,035
	$9,788	$13,923	$31,987

A reconciliation of income tax expense at the federal income tax rate to our effective income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Income tax expense at statutory rate	$8,450	$12,200	$28,499
State income tax expense, net of federal income tax benefit	576	1,054	2,503
Other, net	762	669	985
	$9,788	$13,923	$31,987

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  Components of our deferred tax assets and liabilities are as follows (in thousands):

	January 5, 2003	January 4, 2004
Deferred tax assets:
Non-compete agreements	$4,946	$3,998
Alternative minimum tax credit carryforward	682	2,492
Net operating loss carryforwards	31,944	40,621
Accrued liabilities	1,456	512
Other	2,919	5,287
Total deferred tax assets	41,947	52,910
Valuation allowance	(24,953)	(34,444)
Net deferred tax assets	16,994	18,466
Deferred tax liabilities:
Furnishings and equipment	(11,573)	(19,605)
Rental inventory	(4,635)	(18,891)
Goodwill	(2,621)	(5,784)
Other	(2,283)	(2,340)
Total deferred tax liabilities	(21,112)	(46,620)
Net deferred tax liabilities	$(4,118)	$(28,154)

We had federal and state net operating loss carryforwards at January 4, 2004 resulting primarily from the Video Update acquisition (see Note 2) of approximately $103.4 million that expire in years 2007 through 2021.  We have recorded a valuation allowance of $34.4 million related to the deferred tax assets of $40.6 million resulting from the net operating loss carryforwards.  During 2003, management performed a detailed analysis to determine the available net operating loss carryforwards from Video Update, Inc.  As a result, the valuation allowance has increased by $9.5 million to reflect the increase in net operating loss carryforwards from Video Update.  This valuation allowance has been established as there exists uncertainty regarding our ability to realize these net operating losses in their entirety.

7.  Stockholders’ Equity

Common Stock

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

Stock Plan

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan.  The plan provides for the award of incentive stock options and stock appreciation rights to employees, directors and consultants.  Prior to adoption of the 2003 plan, stock option activity was subject to our 1994 Stock

Plan which will expire in 2004.  No further option grants will be issued under the 1994 plan.  A total of 4,167,749 shares are currently reserved for issuance under the plans, 697,159 of which have been issued as of January 4, 2004.  Options granted under the plans have a ten-year term and generally vest over four years.

In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, we apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plans and, accordingly, have not recognized compensation cost in connection with the plans, except for the variable options described below.  If we had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in Note 1.  The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004

Expected volatility	0.706	0.705	0.700
Risk-free interest rate	5.41%	5.26%	4.81%
Expected life of option in years	5.5	5.1	4.9
Expected dividend yield	0.0%	0.0%	0.0%

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

We repriced 864,000 stock options in March 2001, and reduced the exercise price to $1.78 per share.  The repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised. Assuming all repriced stock options are exercised, we will receive $0.6 million less than if no repricing had occurred.  The total variable compensation expense recognized under these repriced options was $8.2 million, $2.3 million and $1.5 million in fiscal 2001, 2002 and 2003, respectively.  As of January 4, 2004, approximately 44,000 of these options remained outstanding and they will expire, if not exercised or forfeited, in 2008 and 2009.

A summary of our stock option activity and related information is as follows:

	Outstanding Options	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2000	5,720,641	$3.91
Granted	—	—
Exercised	(2,128,927)	2.26
Cancelled	(146,205)	4.99

Outstanding at January 6, 2002	3,445,509	4.71
Granted	456,250	14.61
Exercised	(946,935)	2.81
Cancelled	(43,531)	3.25

Outstanding at January 5, 2003	2,911,293	6.90
Granted	537,500	20.30
Exercised	(778,978)	4.29
Cancelled	(33,722)	10.50
Outstanding at January 4, 2004	2,636,093	10.36

Exercisable at January 6, 2002	2,236,021	6.39
Exercisable at January 5, 2003	1,873,068	6.92
Exercisable at January 4, 2004	1,643,236	7.74

Weighted-average fair value of options granted:
Fiscal 2001	$—
Fiscal 2002	7.62
Fiscal 2003	9.84

Options outstanding as of January 4, 2004 had a weighted-average remaining contractual life of 5.9 years and exercise prices ranging from $1.00 to $22.00 as follows:

	Exercise price of
	$1.00 to $3.00	$6.00 to $12.00	$13.00 to $22.00

Options outstanding	943,216	368,750	1,324,127
Weighted-average exercise price	$1.61	$7.81	$17.29
Weighted-average remaining contractual life	6.1 years	1.8 years	6.9 years
Options exercisable	734,066	368,750	540,420
Weighted-average exercise price of exercisable options	$1.66	$7.81	$15.96

8.  Commitments and Contingencies

Rent expense for fiscal 2001, 2002 and 2003 totaled $50,985,000, $82,597,000 and $103,160,000, respectively.  Future minimum payments under noncancellable operating leases which contain renewal options and escalation clauses with remaining terms in excess of one year consisted of the following at January 4, 2004 (in thousands):

2004	$83,997
2005	73,598
2006	50,503
2007	32,659
2008	19,110
Thereafter	29,571
$289,438

We have a supply contract with Rentrak Corporation which requires us to order rental inventory under lease sufficient to require an aggregate minimum payment of $4 million per year in revenue sharing, handling fees, sell through fees and end-of-term buyout fees.  The agreement expires in 2006.  We have exceeded the minimum purchase requirement in each year through fiscal 2003.  In March 2001, we amended the terms of our existing supply contract with Rentrak.  We paid Rentrak $1.6 million in connection with the amendment to the contract.  Additionally, we prepaid approximately $0.9 million to be applied over a three-year period against future amounts due under the contract.

In the second quarter of fiscal 2002, we obtained a preliminary court order approving a settlement agreement in certain putative class action lawsuits filed against us alleging that the extended viewing fees charged to our customers for keeping rental products beyond the initial rental period were penalties in violation of certain common law and equitable principles.  Under the terms of the settlement agreement, we were required to give class members certificates with values ranging from $9 to $16, redeemable between January 30, 2003 and June 30, 2003, for movie rentals, game rentals, and non-food purchases in our stores.  We also agreed to pay the plaintiffs’ attorneys up to $850,000 in fees.  The terms of the settlement were approved in a fairness hearing on November 22, 2002.  The settlement is non-appealable and released all claims made by all class members in all the pending class actions, other than a de minimis number of members who chose not to participate in the settlement.  We incurred a one-time charge to our earnings of approximately $4 million in the second quarter of 2002 as a result of the settlement, which amount includes $850,000 of plaintiffs’ attorneys’ fees.

We are occasionally involved in litigation in the ordinary course of business, none of which, individually or in the aggregate, is material to our business or results of operations.

9.  Related Party Transactions

We hold a one-third interest in ECHO, LLC, a supply sales and distribution company.  We purchase office and store supplies and other business products from ECHO.  We believe that this relationship enables us to substantially reduce the retail mark-up that occurs between the wholesaler and the retailer on products we source through ECHO.   Transactions with ECHO are as follows:

	Fiscal Year Ended
	January 6 2002	January 5, 2003	January 4, 2004
	(in thousands)
Purchases from ECHO	$422	$6,422	$13,056
Distributions from ECHO	—	40	161
Interest from ECHO	3	6	5
Note receivable from ECHO		125	125
Accounts payable to ECHO		469	309

Air Conditioning Associates, Inc. (“ACA”) is owned by the father-in-law and brother-in-law of our Chairman of the Board, President, and Chief Executive Officer.  ACA administers the repair and maintenance function for our store base and corporate offices in addition to providing other HVAC materials and related services.  We have achieved overall cost savings under this management agreement and have improved our system for managing company-wide repair and maintenance needs.  We paid ACA approximately $243,000, $470,000 and $633,000 during fiscal 2001, 2002 and 2003, respectively.  We had outstanding accounts payable to ACA of approximately $157,000 and $75,000 as of January 5, 2003 and January 4, 2004, respectively.

J. Todd, Inc. (“Todd & Sons”) is owned by the brother of our Executive Vice President, Secretary and General Counsel.  Todd & Sons supplies us with certain clothing and promotional items on an as needed basis.  We have no minimum purchase requirements or contractual obligations with Todd & Sons.  We paid Todd & Sons approximately $127,000, $49,000 and $259,000 during fiscal 2001, 2002 and 2003, respectively.  We had outstanding accounts payable to Todd & Sons of approximately $1,000 and $7,000 as of January 5, 2003 and January 4, 2004, respectively.

10.  Foreign Operations

The following table sets forth our consolidated revenues, operating income and assets by geographic area.  All intercompany balances and transactions have been eliminated.

	Fiscal Year Ended
	January 6, 2002	January 5, 2003	January 4, 2004
	(in thousands)
Revenues:
United States	$367,637	$505,807	$648,428
Canada	1,494	23,181	43,967
Total revenues	$369,131	$528,988	$692,395

Operating income:
United States	$26,696	$36,111	$77,346
Canada	474	(230)	4,545
Total operating income	$27,170	$35,881	$81,891

Assets (at end of fiscal year):
United States		$342,787	$429,523
Canada		20,787	34,766
Total assets		$363,574	$464,289

11.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations (in thousands, except per share data):

	Thirteen Weeks Ended
	April 7, 2002	July 7, 2002	October 6, 2002	January 5, 2003

Revenue	$123,130	$122,578	$130,435	$152,845
Gross margin	86,833	84,219	90,403	72,863
Net income (loss)	9,874	5,600	9,392	(3,932)
Basic earnings (loss) per share	0.36	0.19	0.29	(0.12)
Diluted earnings (loss) per share	0.35	0.18	0.29	(0.12)

	Thirteen Weeks Ended
	April 6, 2003	July 6, 2003	October 5, 2003	January 4, 2004

Revenue	$168,649	$160,998	$167,239	$195,509
Gross margin	108,394	108,404	112,675	128,340
Net income	13,284	9,477	9,215	17,460
Basic earnings per share	0.41	0.29	0.28	0.53
Diluted earnings per share	0.40	0.28	0.28	0.52

Index to Exhibits

Exhibit No.	Description

14	Code of Ethics

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002