Form 10-Q
period 2004-04-04
MOVIE GALLERY INC
filed 2004-05-14
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

YES   ☒      NO    ☐

The number of shares outstanding of the registrant’s common stock as of May 11, 2004 was 33,498,816.

Movie Gallery, Inc.

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 4, 2004	April 4, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,720	$48,524
Merchandise inventory	26,473	25,947
Prepaid expenses	1,377	1,650
Store supplies and other	11,019	10,184
Deferred income taxes	1,631	1,870
Total current assets	94,220	88,175

Rental inventory, net	102,479	109,773
Property, furnishings and equipment, net	114,356	121,435
Goodwill, net	136,008	136,554
Other intangibles, net	8,473	8,551
Deposits and other assets	8,753	8,297
Total assets	$464,289	$472,785

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77,344	$58,919
Accrued liabilities	26,161	28,185
Deferred revenue	10,741	8,290
Total current liabilities	114,246	95,394

Other accrued liabilities	142	205
Deferred income taxes	29,785	35,280
Stockholders’ equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 32,840,849 and 33,415,788 shares issued and outstanding, respectively	33	34
Additional paid-in capital	225,191	230,397
Retained earnings	91,098	108,349
Accumulated other comprehensive income	3,794	3,126
Total stockholders’ equity	320,116	341,906
Total liabilities and stockholders’ equity	$464,289	$472,785

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004

Revenues:
Rentals	$153,181	$186,757
Product sales	15,468	16,545
Total revenues	168,649	203,302

Cost of sales:
Cost of rental revenues	47,584	51,745
Cost of product sales	12,671	10,940
Gross margin	108,394	140,617

Operating costs and expenses:
Store operating expenses	74,484	96,055
General and administrative	10,776	13,796
Amortization of intangibles	426	614
Stock option compensation	469	56
Operating income	22,239	30,096

Interest expense, net	(99)	(99)
Income before income taxes	22,140	29,997

Income taxes	8,856	11,745
Net income	$13,284	$18,252

Net income per share:
Basic	$0.41	$0.55
Diluted	$0.40	$0.54

Weighted average shares outstanding:
Basic	32,097	33,071
Diluted	33,084	33,737

Cash dividends per common share	$—	$0.03

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004

Operating activities:
Net income	$13,284	$18,252
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization and non-cash cost of rental inventory sold	35,775	34,073
Purchases of rental inventory	(35,242)	(36,760)
Depreciation and intangibles amortization	5,323	6,842
Stock option compensation	469	56
Tax benefit of stock options exercised	382	2,989
Deferred income taxes	2,926	5,256
Changes in operating assets and liabilities:
Merchandise inventory	59	530
Other current assets	(1,518)	562
Deposits and other assets	(724)	456
Accounts payable	(6,994)	(18,425)
Accrued liabilities and deferred revenue	1,676	(382)
Net cash provided by operating activities	15,416	13,449

Investing activities:
Business acquisitions	(3,725)	(2,206)
Purchases of rental inventory-base stock	(7,145)	(3,883)
Purchases of property, furnishings and equipment	(10,722)	(13,065)
Net cash used in investing activities	(21,592)	(19,154)

Financing activities:
Proceeds from issuance of common stock	125	2,162
Dividends	—	(985)
Net cash provided by financing activities	125	1,177

Effect of exchange rate changes on cash and cash equivalents	1,057	(668)
Decrease in cash and cash equivalents	(4,994)	(5,196)
Cash and cash equivalents at beginning of period	39,526	53,720
Cash and cash equivalents at end of period	$34,532	$48,524

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

April 4, 2004

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen week period ended April 4, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows versus as an investing activity as previously reported.   This reclassification is appropriate as the rental of this inventory generates the majority of our revenue. Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

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

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004
	(in thousands, except per share data)

Net income, as reported	$13,284	$18,252
Add: Stock option compensation included in reported net income, net of tax	281	34
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(132)	(257)

Pro forma net income	$13,433	$18,029

Net income per share, as reported:
Basic	$0.41	$0.55
Diluted	$0.40	$0.54

Pro forma net income per share:
Basic	$0.42	$0.55
Diluted	$0.40	$0.53

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation is effective as of December 31, 2003 for all qualifying interests in special purpose entities (“SPEs”) in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying SPEs obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003 (none of which are SPEs).  These investments are immaterial, and consolidation is not currently required under the Interpretation.   The provisions of the Interpretation, as revised by the FASB in December 2003, were applied to some of our investments in the first quarter of 2004.   Our adoption of this standard did not have a material impact on our financial position or results of operations.

2.  Rental Inventory

In the fourth quarter of 2002,  we changed the estimates used to amortize rental inventory by reducing  the estimated useful lives of the rental inventory and reducing salvage value for both VHS and game inventory.    The change in estimate decreased rental inventory and increased depreciation expense for the thirteen weeks ended April 6, 2003 by approximately $2.7 million and reduced net income by $0.05 per diluted share.

3.  Goodwill and Other Intangible Assets

The components of goodwill and amortized other intangible assets are as follows (in thousands):

		January 4, 2004		April 4, 2004
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	—	$167,419	$(31,411)	$167,965	$(31,411)

Non-compete agreements	8 years	$10,908	$(7,696)	$11,057	$(8,037)
Customer lists	5 years	6,385	(1,124)	6,926	(1,395)
Total other intangible assets		$17,293	$(8,820)	$17,983	$(9,432)

Estimated amortization expense for other intangible assets for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$1,887
2005	2,017
2006	1,690
2007	1,549
2008	1,033
2009	302

The changes in the carrying amounts of goodwill for the thirteen weeks ended April 4, 2004, are as follows (in thousands):

Balance as of January 4, 2004	$136,008
Goodwill acquired	546
Balance as of April 4, 2004	$136,554

During the thirteen weeks ended April 4, 2004, we purchased 24 stores in 8 separate transactions for approximately $2.2 million and recorded approximately $0.5 million in goodwill, $0.5 million for customer lists and $0.2 million for non-compete agreements related to these transactions

4.  Financing Obligations

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of April 4,  2004, there were no outstanding borrowings under our credit facility.  The amount available for borrowing, which was reduced by standby letters of credit outstanding of $1.5 million, was $63.5 million as of April 4, 2004.

5.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (987,000 and 666,000 for the thirteen weeks ended April 6, 2003 and April 4, 2004, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.

6.  Comprehensive Income

Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004

Net income	$13,284	$18,252
Foreign currency translation adjustment	1,057	(668)
Comprehensive income	$14,341	$17,584

Movie Gallery, Inc.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Overview

We operate approximately 2,200 home video retail stores that rent and sell movies and video games, primarily in rural and secondary markets throughout North America.  We compete with the other two national chains (Blockbuster and Hollywood Entertainment) in only approximately one-third of our store locations.  We believe that we are the market leader in the majority of our target markets.  We estimate that there are approximately 3,000 to 4,000 markets still available for expansion in rural America, as well as opportunities throughout Canada and Mexico.  We currently plan to open approximately 300 new stores in 2004 and, subject to market and industry conditions, to continue to open new stores at a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our business maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods) which provides mass merchants and video retailers approximately a 45 day period during which they can sell and rent new releases before they are made available on pay-per-view or other distribution channels.  The home video distribution channel currently provides over 60% of studio revenue.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.  For a more detailed discussion of our business and the home video industry, see the Business discussion contained in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability, in a mature industry.  We foster a corporate culture of cost control, striving to minimize the operating and overhead costs associated with our business which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our balance sheet reflects $48.5 million in cash and cash equivalents at April 4, 2004 and we have not had any outstanding long-term debt since May 2002.  Our store base has increased in excess of 20% in each of the last three fiscal years.

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

The following discussion of our results of operations, liquidity and capital resources will provide further insight into our performance for the first quarter of 2004 versus the first quarter of 2003.

New Business Initiatives

During the last half of 2003, we began to make some investments in various alternative delivery vehicles (both retail and digital) for movie content, and we began to explore other business initiatives within our existing base of stores, including tests of a game store-within-a-store, movie trading and in-store movie subscriptions.  We do not anticipate that any of these alternatives will replace our base video rental business.  However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business.  Our operating expenses in the first quarter of 2004 include certain costs related to some of these investments, resulting in a reduction to net income of approximately $0.03 per diluted share.

Results of Operations

Selected Financial Statement and Operational Data:

	Thirteen Weeks Ended
	April 6, 2003		April 4, 2004
	($ in thousands, except per share and store data )
Revenues:
Rental	$153,181	90.8%	$186,757	91.9%
Product sales	15,468	9.2%	16,545	8.1%
Total revenues	168,649	100.0%	203,302	100.0%

Cost of sales:
Rental	47,584	28.2%	51,745	25.5%
Product sales	12,671	7.5%	10,940	5.4%
Total gross margin	$108,394	64.3%	$140,617	69.2%

Store operating expenses	$74,484	44.2%	$96,055	47.2%
G&A expenses	$10,776	6.4%	$13,796	6.8%
Stock option compensation	$469	0.3%	$56	—%

Operating income	$22,239	13.2%	$30,096	14.8%

Net income	$13,284	7.9%	$18,252	9.0%
Net income per diluted share	$0.40		$0.54

Cash dividends per common share	$—		$0.03

Same-store revenues	10.5%		2.0%

Gross margin percentage:
Rental	68.9%		72.3%
Product sales	18.1%		33.9%
Total gross margin	64.3%		69.2%

Store Count:
Beginning of period	1,784		2,158
New store builds	37		81
Stores acquired	20		24
Stores closed	18		23
End of period	1,823		2,240

Revenue.   For the thirteen weeks ended April 4, 2004, total revenues increased 20.5% from the comparable period in 2003.  The increase was primarily due to a 21.9% increase from the prior year in the average number of stores operated during the first quarter of 2004, as well as same-store revenue growth of 2.0% for the first quarter of 2004.  The increase in same-store revenues primarily resulted from:

•                  Continued growth of DVD revenue, offset partially by corresponding declines in VHS revenue due to the consumer transition to DVD; and

•                  Increases in the sales of previously viewed inventory.

The same-store revenues increase was partially offset by:

•                  A weak release schedule during the first quarter of 2004 versus 2003;

•                  A relatively flat game business reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms; and

•                  Declines in the sales of new movies as a result of the weaker box office releases and our decision to reduce new movie inventory levels in our stores.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for the thirteen weeks ended April 6, 2003 and April 4, 2004 was  68.9% and 72.3%, respectively.  The most significant factors that impacted growth in the gross margin on rental revenue were:

•                  A change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 which lowered the gross rental margin in the first quarter of 2003 by approximately $2.7 million; and

•                  Slightly lower purchasing levels in the first quarter of 2004 versus 2003 due to the weaker box office.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions and other goods sold.  The gross margin on product sales is subject to fluctuation based on the relative mix of low margin new movie inventory sales versus higher margin sales of concessions and other items.  The gross margin on product sales for the thirteen weeks ended April  6, 2003 and April 4, 2004  was  18.1% and 33.9%, respectively.  The product sales margin increase reflects an overall shift in the inventory mix from lower margin new movie inventory to other higher margin inventory items.  New release movie titles in the first quarter of 2004 were also weaker in comparison to the prior year, further reducing sales of lower margin new movie inventory.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments and in-store payroll, as well as start-up costs associated with new store openings.  Store operating expenses as a percentage of total revenue was 44.2% and 47.2% for the first quarter of 2003 and 2004, respectively.  The increase in store operating expenses as a percentage of total revenue in the first quarter of 2004 was primarily due to:

•                  Costs associated with some of our investments in various alternative delivery vehicles for movie content; and

•                  Significant increases in the level of new store openings since last year, generating store opening and start-up costs for a larger number of immature stores in the revenue base versus last year.

General and administrative expenses as a percentage of revenue were 6.4% and 6.8% in the first quarter of 2003 and 2004, respectively.  The increase in general and administrative expenses as a percentage of total revenue is primarily due to:

•                  Overhead increases to support our growth plans, which include continued expansion in geographic areas where our market penetration is lower; and

•                  Overhead costs associated with some of our new business initiatives.

Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options.  We expect to continue to record adjustments to income from stock option compensation in future periods.  Due to the relatively small number of these options that remain outstanding, we expect future adjustments to be immaterial.

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income increased by 35.3% in the first quarter of 2004 to $30.1 million.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations and, if necessary, loans under revolving credit facilities.  At April 4, 2004, we had cash and cash equivalents of $48.5 million, no long-term debt and $63.5 million in available borrowings under our credit facility.

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004
	($ in thousands )
Statements of Cash Flow Data:
Net cash provided by operating activites	$15,416	$13,449
Net cash used in investing activities	(21,592)	(19,154)
Net cash provided by financing activities	125	1,177

Other Data:

Adjusted EBITDA	$28,564	$34,307
Adjusted EBITDA (percent of total revenue)	16.9%	16.9%

The decrease in net cash provided by operating activities was primarily attributable to higher reductions in accounts payable during the first quarter of 2004 versus the comparable period in 2003.  Net cash provided by operating activities continues to be sufficient to cover substantially all of our rental inventory replenishment and capital resource needs.

In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows versus as an investing activity as previously reported.  This reclassification is appropriate as the rental of this inventory generates the majority of our revenue.  Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

Net cash used in investing activities includes the costs of business acquisitions, new store builds and investments in base stock rental inventory.  The decrease was primarily due to an investment in base stock DVD inventory of approximately $5.4 million in the first quarter of 2003 and lower levels of business acquisitions in the first quarter of 2004 versus 2003,  partially offset by increased expenditures relating to the higher levels of new store builds in 2004 versus the first quarter of 2003.

Net cash provided by financing activities includes proceeds from the exercise of stock options offset by dividends paid in the first quarter of 2004.

In March 2004, our board of directors declared a cash dividend of $0.03 per share under a new dividend policy instituted in December 2003.  We currently intend to continue to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors deems relevant.

Adjusted EBITDA in the first quarter of 2004 increased 20% over the comparable period in the prior year.  The increase was primarily driven by the revenue increase in the first quarter of 2004, offset partially by more significant levels of new store opening and start-up costs as well as costs associated with some of our new business initiatives.  Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, non-cash stock option compensation and nonrecurring items, less our purchases of rental inventory which excludes rental inventory purchases specifically for new store openings. Adjusted EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States), but because, in the home video specialty retail industry, it is a widely accepted financial indicator of a company’s ability to finance its operations and meet its growth plans, in that it treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  This measure is also used by us internally to make new store and acquisition investment decisions and to calculate awards under incentive based compensation programs.  Our calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA and/or Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA.

Our calculation of Adjusted EBITDA is reconciled to operating income and operating cash flow as follows (in thousands):

	Thirteen Weeks Ended
	April 6, 2003	April 4, 2004

Operating income	$22,239	$30,096
Rental inventory amortization	35,775	34,073
Depreciation and intangibles amortization	5,323	6,842
Stock option compensation	469	56
Purchases of rental inventory	(35,242)	(36,760)
Adjusted EBITDA	$28,564	$34,307

Net cash provided by operating activities	$15,416	$13,449
Changes in operating assets and liabilities	7,501	17,259
Tax benefit of stock options exercised	(382)	(2,989)
Deferred income taxes	(2,926)	(5,256)
Interest expense	99	99
Income taxes	8,856	11,745
Adjusted EBITDA	$28,564	$34,307

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of April 4, 2004, there were no outstanding borrowings under our credit facility.  The amounts available for borrowing, reduced by standby letters of credit outstanding of $1.5 million, totaled $63.5 million as of April 4, 2004.

At April 2004, we had a working capital deficit of $7.2 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 81 internally developed stores, acquired 24 stores and closed 23 stores during the first quarter of 2004.  We will continue to evaluate acquisition opportunities in 2004 as they arise.  To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements as filed in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.  These policies are discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

Forward Looking Statements

 This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance.  Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.  In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-Q that the important factors described in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our inherent market risk since the disclosures made as of January 4, 2004 in our Annual Report on Form 10-K.

Item 4.   Controls and Procedures

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

31.1                          Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

31.2                          Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

32.1                          Certification of Chief Executive Officer Pursuant to 18 U.S.C 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K

We filed a Form 8-K reporting on Items 7 and 12 dated January 7, 2004.

We filed a Form 8-K reporting on Items 5 and 7 dated February 4, 2004.

We filed a Form 8-K reporting on Items 7 and 12 dated February 19, 2004.

We filed a Form 8-K reporting on Items 5 and 7 dated April 2, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.
(Registrant)

Date: May 14, 2004	/s/ Ivy M. Jernigan
Ivy M. Jernigan, Senior Vice President and
Chief Financial Officer