Form 10-Q
period 2004-07-04
MOVIE GALLERY INC
filed 2004-08-13
CIK 925178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2004 was 32,308,558.

Movie Gallery, Inc.

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands)

	January 4, 2004	July 4, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,720	$26,129
Merchandise inventory	26,473	25,001
Prepaid expenses	1,377	1,805
Store supplies and other	11,019	9,204
Deferred income taxes	1,631	2,390
Total current assets	94,220	64,529

Rental inventory, net	102,479	114,254
Property, furnishings and equipment, net	114,356	126,898
Goodwill, net	136,008	140,478
Other intangibles, net	8,473	8,410
Deposits and other assets	8,753	5,768
Total assets	$464,289	$460,337

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77,344	$55,780
Accrued liabilities	26,161	26,998
Deferred revenue	10,741	8,200
Total current liabilities	114,246	90,978

Other accrued liabilities	142	141
Deferred income taxes	29,785	39,409
Stockholders’ equity:
Preferred stock, $.10 par value; 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000,000 shares authorized, 32,840,849 and 32,261,154 shares issued and outstanding, respectively	33	33
Additional paid-in capital	225,191	209,053
Retained earnings	91,098	118,013
Accumulated other comprehensive income	3,794	2,710
Total stockholders’ equity	320,116	329,809
Total liabilities and stockholders’ equity	$464,289	$460,337

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2003	July 4, 2004	July 6, 2003	July 4, 2004

Revenues:
Rentals	$148,576	$175,239	$301,757	$361,996
Product sales	12,422	14,352	27,890	30,897
Total revenues	160,998	189,591	329,647	392,893

Cost of sales:
Cost of rental revenues	42,823	49,908	90,407	101,653
Cost of product sales	9,771	10,132	22,442	21,072
Gross profit	108,404	129,551	216,798	270,168

Operating costs and expenses:
Store operating expenses	79,415	97,707	153,899	193,762
General and administrative	11,729	13,686	22,505	27,482
Amortization of intangibles	470	675	896	1,289
Stock option compensation	1,029	(16)	1,498	40
Operating income	15,761	17,499	38,000	47,595

Interest expense, net	(143)	(66)	(242)	(165)
Income before income taxes	15,618	17,433	37,758	47,430

Income taxes	6,141	6,799	14,997	18,544
Net income	$9,477	$10,634	$22,761	$28,886

Net income per share:
Basic	$0.29	$0.32	$0.71	$0.88
Diluted	$0.28	$0.32	$0.69	$0.86

Weighted average shares outstanding:
Basic	32,275	32,794	32,186	32,933
Diluted	33,310	33,254	33,197	33,495

Cash dividends per common share	$—	$0.03	$—	$0.06

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 6, 2003	July 4, 2004

Operating activities:
Net income	$22,761	$28,886
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization	65,954	69,837
Purchases of rental inventory	(59,741)	(72,303)
Depreciation and intangibles amortization	10,981	14,408
Stock option compensation	1,498	40
Tax benefit of stock options exercised	1,607	4,079
Deferred income taxes	2,187	8,865
Changes in operating assets and liabilities:
Merchandise inventory	(244)	1,571
Other current assets	(1,305)	1,387
Deposits and other assets	(1,204)	2,985
Accounts payable	(20,306)	(21,564)
Accrued liabilities and deferred revenue	5,374	(1,716)
Net cash provided by operating activities	27,562	36,475

Investing activities:
Business acquisitions	(16,709)	(7,747)
Purchases of rental inventory-base stock	(9,650)	(7,822)
Purchases of property, furnishings and equipment	(20,976)	(25,167)
Net cash used in investing activities	(47,335)	(40,736)

Financing activities:
Proceeds from exercise of stock options	669	4,575
Proceeds from employee stock purchase plan	—	168
Purchases and retirement of common stock		(25,000)
Payment of dividends	—	(1,989)
Net cash provided by (used in) financing activities	669	(22,246)

Effect of exchange rate changes on cash and cash equivalents	3,029	(1,084)
Decrease in cash and cash equivalents	(16,075)	(27,591)
Cash and cash equivalents at beginning of period	39,526	53,720
Cash and cash equivalents at end of period	$23,451	$26,129

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

July 4, 2004

1.              Accounting Policies

Principles of Consolidation

The accompanying unaudited financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and subsidiaries.  Investments in unconsolidated subsidiaries where we have significant influence but do not have control are accounted for using the equity method of accounting for investments in common stock.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  The balance sheet at January 4, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-six week period ended July 4, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows rather than an investing activity as previously reported.   This reclassification is appropriate as the rental of this inventory generates the majority of our revenue. Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer.  Revenue from extended viewing fees incurred on rentals when the customer chooses to keep the product beyond the initial rental period is recognized when payment is received from the customer.  We recognize product sales revenue at the time of sale.   We offer return privileges on certain of our products, including a lifetime guarantee on previously viewed inventory.    Our sales returns and allowances are immaterial.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2003	July 4, 2004	July 6, 2003	July 4, 2004
	(in thousands, except per share data)

Net income, as reported	$9,477	$10,634	$22,761	$28,886
Add: Stock option compensation included in reported net income, net of tax	622	(10)	903	24
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(140)	(330)	(272)	(587)

Pro forma net income	$9,959	$10,294	$23,392	$28,323

Net income per share:
Basic	$0.29	$0.32	$0.71	$0.88
Diluted	$0.28	$0.32	$0.69	$0.86

Pro forma net income per share:
Basic	$0.31	$0.31	$0.73	$0.86
Diluted	$0.30	$0.31	$0.70	$0.84

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation was effective as of December 31, 2003 for all qualifying interests in special purpose entities (“SPEs”) in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying SPEs obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities during 2003 (none of which are SPEs).  These investments are immaterial, and consolidation is not currently required under the Interpretation.   The provisions of the Interpretation, as revised by the FASB in December 2003, were adopted in the first quarter of 2004.   Our adoption of this standard did not have a material impact on our financial position or results of operations.

2.  Rental Inventory

In the fourth quarter of 2002,  we changed the estimates used to amortize rental inventory by reducing  the estimated useful lives of the rental inventory and reducing salvage value for both VHS and game inventory. The change in estimate decreased rental inventory and increased depreciation expense for the thirteen and  twenty-six weeks ended July 6, 2003 by approximately $1.4 million and $4.1 million, respectively, and reduced net income by $0.03 and $0.07 per diluted share, respectively.

3.  Goodwill and Other Intangible Assets

The components of goodwill and amortized other intangible assets are as follows (in thousands):

		January 4, 2004		July 4, 2004
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	—	$167,419	$(31,411)	$171,889	$(31,411)

Non-compete agreements	8 years	$10,908	$(7,696)	$11,181	$(8,385)
Customer lists	5 years	6,385	(1,124)	7,336	(1,722)
Total other intangible assets		$17,293	$(8,820)	$18,517	$(10,107)

Estimated amortization expense for other intangible assets for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$1,282
2005	2,129
2006	1,802
2007	1,661
2008	1,142
2009	343

The changes in the carrying amounts of goodwill for the twenty-six weeks ended July 4, 2004, are as follows (in thousands):

Balance as of January 4, 2004	$136,008
Goodwill acquired	4,470
Balance as of July 4, 2004	$140,478

During the twenty-six weeks ended July 4, 2004, we purchased 55 stores in 13 separate transactions for approximately $7.7 million and recorded approximately $4.5 million in goodwill, $1.0 million for customer lists and $0.3 million for non-compete agreements related to these transactions.

4.  Financing Obligations

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of July 4,  2004, there were no outstanding borrowings under our credit facility.  The amount available for borrowing, which was reduced by standby letters of credit outstanding of $1.5 million, was $63.5 million as of July 4, 2004.

5.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased solely by the effects of shares to be issued from the exercise of dilutive common stock options (1,035,000 and 460,000 for the thirteen weeks ended July 6, 2003 and July 4, 2004, respectively; 1,011,000 and 562,000 for the twenty-six weeks ended July 6, 2003 and July 4, 2004, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.

During the second quarter of 2004, we completed a $25 million stock buyback program repurchasing 1,336,312 shares of our common stock at an average price of $18.71 per share.  The board of directors also approved an additional stock buyback program authorizing management to repurchase up to an additional $25 million of our common stock.  As of August 10, 2004, we repurchased 828,000 shares at an average price of $17.69 per share under our new stock buyback program.

6.  Comprehensive Income

Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6,	July 4,	July 6,	July 4,
	2003	2004	2003	2004

Net income	$9,477	$10,634	$22,761	$28,886
Foreign currency translation adjustment	1,972	(416)	3,029	(1,084)
Comprehensive income	$11,449	$10,218	$25,790	$27,802

Movie Gallery, Inc.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Overview

We operate over 2,300 home video retail stores that rent and sell movies and video games, primarily in rural and secondary markets throughout North America.  We compete with the other two national chains (Blockbuster and Hollywood Entertainment) in approximately one-third of our store locations.  As a result, we believe that we are the market leader in the majority of our target markets.  We estimate that there are approximately 3,000 to 4,000 markets still available for expansion in rural America, as well as opportunities throughout Canada and Mexico.  We currently plan to open approximately 300 new stores in 2004, approximately 400 new stores in 2005 and, subject to market and industry conditions, we expect to continue to open new stores at a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our business maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods) which provides the home video industry with an approximate 45 day period during which they can sell and rent new releases before they are made available on pay-per-view or other distribution channels.  The home video industry currently provides over 60% of studio revenue.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.  For a more detailed discussion of our business and the home video industry, see the Business discussion contained in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability, in a mature industry.  We foster a corporate culture of cost control, striving to minimize the operating and overhead costs associated with our business which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our balance sheet reflects $26.1 million in cash and cash equivalents at July 4, 2004 and we have not had any outstanding long-term debt since May 2002.  Our store base has increased in excess of 20% in each of the last three fiscal years.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll.  Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

•                  Revenues.  Our business is a cash business with initial rental fees paid upfront by the customer.  Our management team constantly evaluates inventory levels, marketing and sales promotions, real estate strategies and personnel issues in order to maximize profitable revenues at each location.  Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole.

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

The following discussion of our results of operations, liquidity and capital resources will provide further insight into our performance for the second quarter and year-to-date period of 2004 versus the comparable periods of 2003.

New Business Initiatives

During the last half of 2003, we began to make some investments in various alternative delivery vehicles (both retail and digital) for movie content, and we began to explore other business initiatives within our existing base of stores, including tests of a game store-within-a-store, movie trading and in-store movie subscriptions.  We do not anticipate that any of these alternatives will replace our base video rental business.  However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business.  Our operating expenses and general and administrative expenses in the second quarter and year-to-date period of 2004 include certain costs related to these investments and initiatives..

Results  of Operations

Selected Financial Statement and Operational Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6,	July 4,	July 6,	July 4,
	2003	2004	2003	2004
	($ in thousands, except per share and store data)

Rental revenues	$148,576	$175,239	$301,757	$361,996
Product sales	12,422	14,352	27,890	30,897
Total revenues	160,998	189,591	329,647	392,893

Cost of rental revenues	42,823	49,908	90,407	101,653
Cost of product sales	9,771	10,132	22,442	21,072
Total gross profit	$108,404	$129,551	$216,798	$270,168

Store operating expenses	$79,415	$97,707	$153,899	$193,762
General and administrative expenses	$11,729	$13,686	$22,505	$27,482
Stock option compensation	$1,029	$(16)	$1,498	$40

Operating income	$15,761	$17,499	$38,000	$47,595
Net income	$9,477	$10,634	$22,761	$28,886
Net income per diluted share	$0.28	$0.32	$0.69	$0.86

Cash dividends per common share	$—	$0.03	$—	$0.06

Rental margin	71.2%	71.5%	70.0%	71.9%
Product sales margin	21.3%	29.4%	19.5%	31.8%
Total gross margin	67.3%	68.3%	65.8%	68.8%

Percent of total revenues:
Rental revenues	92.3%	92.4%	91.5%	92.1%
Product sales	7.7%	7.6%	8.5%	7.9%
Store operating expenses	49.3%	51.5%	46.7%	49.3%
General and administrative expenses	7.3%	7.2%	6.8%	7.0%
Stock option compensation	0.6%	—%	0.5%	—%
Operating income	9.8%	9.2%	11.5%	12.1%
Net income	5.9%	5.6%	6.9%	7.4%

Same-store revenues	6.5%	1.0%	9.0%	1.5%

Store Count:
Beginning of period	1,823	2,240	1,784	2,158
New store builds	47	75	84	156
Stores acquired	72	31	92	55
Stores closed	(6)	(15)	(24)	(38)
End of period	1,936	2,331	1,936	2,331

Revenue.   For the thirteen weeks and twenty-six weeks ended July 4, 2004, total revenues increased 17.8% and 19.2% from the comparable periods in 2003.  The increase was primarily due to over 20% growth in the store base in the

2004 periods, as well as same-store revenue growth of 1.0% and 1.5% for the second quarter and year-to-date period of 2004, respectively.  Product sales revenue has decreased as a percentage of total revenue for the second quarter and year-to-date period of 2004.  This trend is primarily due to a reduction of new release theatrical movie inventory available in our stores.  We evaluate our product sales inventory mix and inventory levels on a regular basis and make periodic adjustments to our retail inventory mix based on our operating strategies and customer trends.  Product sales revenue has not exceeded 10% of total revenue in the last five years.  We expect rental revenue to continue to represent the majority of our business.

The increase in same-store revenues for the second quarter primarily resulted from:

•                  Growth of movie rental revenue, including previously viewed sales, of approximately 1.0% due to continued growth in consumer acceptance of the DVD format and a strong movie release schedule with box office revenues approximately 30% higher than the second quarter last year; and

•                  An increase in product sales revenue of approximately 2.0%; partially offset by

•                  A decline in revenue from the game rental business of approximately 4.0%, reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms.

The increase in same-store revenues for the year-to-date period primarily resulted from:

•                  Growth of movie rental revenue, including previously viewed sales, of approximately 2.0% due to continued growth in consumer acceptance of the DVD format; partially offset by

•                  A decline in product sales revenue of approximately 1.5%; and

•                  A decline in revenue from the game rental business of approximately 4.0%, reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for the second quarter and year-to-date period of 2004 was 71.5% and 71.9%, respectively, versus 71.2% and 70.0% for the comparable quarter and year-to-date period of 2003.  The increase in the gross margin on rental revenue was due to a change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002 which lowered the rental margin in the second quarter and year-to-date period of 2003 by approximately $1.4 million and $4.1 million, respectively.  Excluding the impact of the rental inventory amortization change in 2003, the rental margin for the second quarter of 2004 decreased primarily due to softness in the game industry.  The rental margin for the year-to-date period, excluding the impact of the rental inventory amortization change in 2003, was consistent with the prior year.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions and other goods sold.   Theatrical  new movie releases typically have a much lower margin than concessions and other goods.  The gross margin on product sales is subject to fluctuation based on the relative mix of the low margin sales of theatrical new movie inventory to higher margin sales of concessions and other items.  The gross margin on product sales for the thirteen weeks and twenty-six weeks ended July 4, 2004 was 29.4% and 31.8%, respectively, compared to 21.3% and 19.5% for the comparable quarter and year-to-date period of 2003.  The product sales margin increase reflects an overall shift in the inventory mix to higher margin inventory items.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments, in-store payroll, and start-up costs associated with new store openings, as well as costs associated with some of our investments in alternative delivery vehicles for movie content.  Store operating expenses as a percentage of total revenue was 51.5% and 49.3% for the second quarter and year-to-date period of 2004, respectively, in comparison to 49.3% and 46.7% for 2003, respectively.  The increase in store operating expenses as a percentage of total revenue in the second quarter and year-to-date period of 2004 was primarily due to:

•                  Costs associated with  some of our investments in various alternative delivery vehicles for movie content which increased store operating expenses by $2.3 million for the quarter and $3.9 million year-to-date; and

•                  A significant increase in the level of new store openings since last year, generating store opening and start-up costs for a larger number of immature stores in the revenue base versus last year; (i.e., as of the end of the second quarter of 2004 we had nearly twice as many stores in the store base that were less than one year old than we had at the end of the second quarter last year).

General and administrative expenses as a percentage of revenue were generally flat for the second quarter of 2004 at 7.2% versus 7.3% for the comparable period in 2003.  Year-to-date general and administrative expenses as a percentage of revenue increased in 2004 to 7.0% from 6.8% in 2003.  The increase in general and administrative expenses as a percentage of total revenue for the year-to-date period was primarily due to:

•                  Overhead increases to support our growth plans, which include continued expansion in geographic areas where our market penetration is lower; and

•                  Incremental overhead costs associated with some of our new business initiatives.

Stock option compensation expense represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options.  Due to the relatively small number of these options that remain outstanding, we expect future adjustments to income from stock option compensation to be immaterial.

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income increased by 11.0% and 25.3% for the second quarter and year-to-date period of 2004 to $17.5 million and $47.6 million, respectively.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores, as well as repurchases of our common stock.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs, acquisitions and stock repurchases primarily from cash flow from operations and, as necessary, from loans under our credit facility.  At July 4, 2004, we had cash and cash equivalents of $26.1 million, no long-term debt and $63.5 million in available borrowings under our credit facility.

	Twenty-Six Weeks Ended
	July 6,	July 4,
	2003	2004
	($ in thousands)
Statements of Cash Flow Data:
Net cash provided by operating activites	$27,562	$36,475
Net cash used in investing activities	$(47,335)	$(40,736)
Net cash provided by (used in) financing activities	$669	$(22,246)

The increase in net cash provided by operating activities was primarily attributable to the increases in operating income during the first half of 2004 versus the comparable period in 2003.   Net cash provided by operating activities continues to be sufficient to cover substantially all of our rental inventory replenishment and capital resource needs.

In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows rather than as an investing activity as previously reported.   This reclassification is appropriate as the rental of this inventory generates the majority of our revenue.  Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

Net cash used in investing activities includes the costs of business acquisitions, new store builds and investments in base stock rental inventory.   The decrease was primarily due to an investment in base stock DVD inventory of approximately $5.4 million in the first quarter of 2003 and lower levels of business acquisitions in the first half of 2004 versus 2003,  partially offset by increased expenditures relating to the higher levels of new store builds in 2004 versus the first half of 2003.

Net cash provided by (used in) financing activities includes proceeds from the exercise of stock options offset by dividends paid in the first half of 2004.  In addition, a $25 million stock buyback program was completed in the 2004 second quarter with the company repurchasing 1,336,312 shares of common stock at an average price of $18.71 per share.  As of August 10, 2004, 828,000 shares at an average price of $17.69 per share have been repurchased under a new $25 million stock buyback program.

In June 2004, our board of directors declared a cash dividend of $0.03 per share under a new dividend policy instituted in December 2003.  We currently intend to continue to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors considers relevant.

Adjusted EBITDA in the first half of 2004 increased 5.1% over the comparable period in the prior year to $59.6 million.  The increase was primarily driven by the revenue increase of 19.2% in the first half of 2004, offset partially by more significant levels of new store opening and start-up costs as a result of the higher mix of immature stores in the store base as well as $3.9 million in costs associated with some of our investments in alternative delivery vehicles

Adjusted EBITDA is defined as net cash provided by operating activities before changes in operating assets and liabilities, interest and taxes, less purchases of rental inventory other than rental inventory purchased for new store openings or acquired in business acquisitions.  Adjusted EBITDA is presented primarily as an alternative measure of liquidity, although we also use it as an internal measure of performance for making business decisions and compensating our executives.  It is also a widely accepted financial indicator in the home video specialty retail industry of a company’s ability to incur and service debt, finance its operations and meet its growth plans.  However, our computation of Adjusted EBITDA is not necessarily identical to similarly captioned measures presented by other companies in our industry.  We encourage you to compare the components of our reconciliation of Adjusted EBITDA to cash flows from operations in relation to similar reconciliations provided by other companies in our industry.  Our presentation of Adjusted EBITDA treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  We believe this adjustment is meaningful and appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Investors should consider our presentation of Adjusted EBITDA in light of its relationship to cash flows from operations, cash flows from investing activities and cash flows from financing activities as shown in our statements of cash flows.  Adjusted EBITDA is not necessarily a measure of “free cash flow” because it does not reflect periodic changes in the level of our working capital or our investments in new store openings, business acquisitions, or other long-term investments we may make.  However, it is an important measure used internally by executive management of our Company in making decisions about where to allocate resources to grow our business.

Our calculation of Adjusted EBITDA is reconciled to operating cash flow as follows (in thousands):

	Twenty-Six Weeks Ended
	July 6,	July 4,
	2003	2004

Net cash provided by operating activities	$27,562	$36,475
Changes in operating assets and liabilities	17,685	17,337
Tax benefit of stock options exercised	(1,607)	(4,079)
Deferred income taxes	(2,187)	(8,865)
Interest expense	242	165
Income taxes	14,997	18,544
Adjusted EBITDA	$56,692	$59,577

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended, provides for borrowings of up to $65 million through final maturity on July 4, 2005.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of July 4, 2004, there were no outstanding borrowings under our credit facility.  The amounts available for borrowing, reduced by standby letters of credit outstanding of $1.5 million, totaled $63.5 million as of July 4, 2004.

At July 4, 2004, we had a working capital deficit of $26.5 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 156 internally developed stores, acquired 55 stores and closed 38 stores during the first half of 2004.  We will continue to evaluate acquisition opportunities in 2004 as they arise although we anticipate the majority of our growth to occur through new store development.  To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2004.  Capital requirements to fund new store growth in fiscal 2004, including the rental inventory investment, are estimated at $40 million.  Additionally in fiscal 2004, we estimate $25 million in other on-going capital expenditure requirements for the existing store base.  However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

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

A major component of our cost structure is the amortization of our rental inventory.  Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years.  We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition.  This method is based on historical customer demand patterns from “street date” (the date studios release various titles for distribution to our stores) through the end of the average useful life.  In order to determine the appropriate useful lives and salvage values, we analyzed the actual historical performance trends of our rental inventory.  We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory.  Our established salvage values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the salvage values established by competitors in our industry.  We believe our estimated useful lives and salvage values are appropriately matched to our current rental business and are consistent with industry trends.  However, should rental patterns of consumers change or should market values of previously viewed inventory decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within three to five years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in salvage values or a combination of both courses of action.  We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after “street date” under our existing policy.  We could be required to reduce salvage values that we currently carry on VHS inventory if we are unable to dispose of that inventory at a rate relatively consistent with the consumers’ transition to DVD.   In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies.  However, we cannot assure you that we will be able to fully anticipate the impact of the transition to DVD or any other formats in the future and we could incur losses on sale of previously viewed movies in the future.  As of July 4, 2004 and January 4, 2004, we had $114.3 million and $102.5 million, respectively, in rental inventory on our balance sheet.  VHS, DVD and games constituted 47%, 45% and 8%, respectively, of total rental inventory units as of July 4, 2004; compared to 55%, 37% and 8%, respectively, of total units as of January 4, 2004.  As of July 4, 2004, the net book value of our VHS rental inventory is approximately 27% of the net book value of our total rental inventory.

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

We test goodwill for impairment on an annual basis.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.  As of July 4, 2004, we have $140.5 million in goodwill on our balance sheet.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to net operating loss carryforwards (NOLs) that we acquired in the 2001 acquisition of Video Update.  In forming our conclusion about the future recoverability of the NOLs from our 2001 acquisition of Video Update, we consider, among other things, the applicable provisions of the federal income tax code which limit the deductibility of NOLs to the post-acquisition taxable income (on a cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of NOLs.  We also consider the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, changes in tax law, IRS interpretive guidance and judicial rulings.  If facts and circumstances in the future should warrant elimination or reduction of the valuation allowance related to these NOLs, our effective income tax rate, which was 40%, 40% and 39% for fiscal 2001, 2002 and 2003, respectively, could be reduced.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

A summary of our purchases of our common stock during the second quarter of 2004 is as follows:

Fiscal Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

Period 4 April 5, 2004 to May 9, 2004	236,400	$19.28	236,400	$20,442,208

Period 5 May 10, 2004 to June 6, 2004	1,099,912	$18.59	1,099,912	—

Period 6 June 7, 2004 to July 4, 2004	—	—	—	$25,000,000

Total	1,336,312	$18.71	1,336,312	$25,000,000

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 15, 2004.  The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1.               The five nominees proposed by the Board of Directors were elected as directors by the following votes:

Name	For	Withheld
Joe T. Malugen	20,025,620	11,450,777
H. Harrison Parrish	19,801,312	11,675,085
William B. Snow	19,475,086	12,001,311
John J. Jump	28,193,790	3,282,607
James C. Lockwood	28,278,790	3,197,607

2.               A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the 2004 fiscal year was approved by a vote of 30,954,400 for versus 518,563 against.  There were 3,434 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2         Certification of Chief Financial Officer Pursuant to  Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K

We filed a Current Report on Form 8-K reporting on Items 7 and 12 dated April 8, 2004.

We filed a Current Report on Form 8-K reporting on Items 7 and 12 dated May 4, 2004.

We filed a Current Report on Form 8-K reporting on Items 5 and 7 dated June 3, 2004.

We filed a Current Report on Form 8-K reporting on Items 5 and 7 dated June 17, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.
(Registrant)

Date: August 13, 2004	/s/ Ivy M. Jernigan
Ivy M. Jernigan, Senior Vice President and
Chief Financial Officer