Form 10-Q
period 2004-10-03
MOVIE GALLERY INC
filed 2004-11-12
CIK 925178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

YES ☒    NO ☐

The number of shares outstanding of the registrant’s common stock as of November 9, 2004 was 31,074,261.

Movie Gallery, Inc.

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 4,	October 3,
	2004	2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,006	$19,234
Merchandise inventory	26,473	25,453
Prepaid expenses	10,686	12,071
Store supplies and other	11,019	10,034
Deferred income taxes	1,631	3,063
Total current assets	87,815	69,855

Rental inventory, net	102,479	116,789
Property, furnishings and equipment, net	114,356	129,465
Goodwill, net	136,008	141,742
Other intangibles, net	8,473	7,947
Deposits and other assets	8,753	6,471
Total assets	$457,884	$472,269

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,939	$55,154
Accrued liabilities	26,303	27,351
Deferred revenue	10,741	7,149
Total current liabilities	107,983	89,654

Long-term debt	—	20,000
Deferred income taxes	29,785	43,713

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 32,841 and 31,061 shares issued and outstanding, respectively	33	31
Additional paid-in capital	225,191	188,204
Retained earnings	91,098	126,294
Accumulated other comprehensive income	3,794	4,373
Total stockholders’ equity	320,116	318,902
Total liabilities and stockholders’ equity	$457,884	$472,269

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5,	October 3,	October 5,	October 3,
	2003	2004	2003	2004
Revenues:
Rentals	$154,565	$176,058	$456,322	$538,054
Product sales	12,674	13,797	40,564	44,694
Total revenues	167,239	189,855	496,886	582,748

Cost of sales:
Cost of rental revenues	44,559	51,110	134,966	152,763
Cost of product sales	10,005	8,673	32,447	29,745
Gross profit	112,675	130,072	329,473	400,240

Operating costs and expenses:
Store operating expenses	84,202	97,962	238,101	287,788
General and administrative	11,956	14,397	34,461	41,879
Amortization of intangibles	493	673	1,389	1,962
Stock option compensation	128	755	1,626	795
Operating income	15,896	16,285	53,896	67,816

Interest expense, net	(89)	(225)	(331)	(390)
Equity in losses of unconsolidated entities	(700)	(955)	(700)	(4,891)
Income before income taxes	15,107	15,105	52,865	62,535

Income taxes	5,892	5,891	20,889	24,435
Net income	$9,215	$9,214	$31,976	$38,100

Net income per share:
Basic	$0.28	$0.29	$0.99	$1.17
Diluted	$0.28	$0.29	$0.96	$1.16

Weighted average shares outstanding:
Basic	32,536	31,444	32,303	32,436
Diluted	33,499	31,807	33,298	32,933

Cash dividends per common share	$—	$0.03	$—	$0.09

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 5,	October 3,
	2003	2004
Operating activities:
Net income	$31,976	$38,100
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization	98,620	107,690
Purchases of rental inventory	(93,623)	(109,315)
Depreciation and intangibles amortization	16,911	22,151
Stock option compensation	1,626	28
Tax benefit of stock options exercised	2,793	4,689
Deferred income taxes	11,943	12,496
Changes in operating assets and liabilities (net of business acquisitions):
Merchandise inventory	1,376	1,281
Other current assets	(3,038)	(400)
Deposits and other assets	(3,315)	2,282
Accounts payable	(11,978)	(15,785)
Accrued liabilities and deferred revenue	(2,097)	(2,521)
Net cash provided by operating activities	51,194	60,696

Investing activities:
Business acquisitions	(25,447)	(9,599)
Purchases of rental inventory-base stock	(12,869)	(11,085)
Purchases of property, furnishings and equipment	(33,909)	(34,699)
Net cash used in investing activities	(72,225)	(55,383)

Financing activities:
Proceeds from exercise of stock options	2,484	5,516
Proceeds from employee stock purchase plan	—	168
Proceeds from issuance of long-term debt	—	20,000
Purchases and retirement of common stock	—	(47,390)
Payment of dividends	—	(2,958)
Net cash provided by (used in) financing activities	2,484	(24,664)

Effect of exchange rate changes on cash and cash equivalents	3,031	579
Decrease in cash and cash equivalents	(15,516)	(18,772)
Cash and cash equivalents at beginning of period	29,555	38,006
Cash and cash equivalents at end of period	$14,039	$19,234

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

October 3, 2004

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  The balance sheet at January 4, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirty-nine week period ended October 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no impact on stockholders’ equity or net income.

        In the third quarter of 2004, we reclassified the expenses associated with our investments in alternative delivery vehicles from store operating expenses to equity in losses of unconsolidated entities on our statements of income.

        In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows rather than an investing activity as previously reported.   We believe this reclassification is appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

Revenue Recognition

         We recognize rental revenue when a movie or video game is rented by the customer.  Revenue from extended viewing fees incurred on rentals when the customer chooses to keep the product beyond the initial rental period is recognized when payment is received from the customer.  We recognize revenue from the sale of previously viewed inventory at the time of sale.  Previously viewed sales revenue is classified as rental revenue in our statements of income.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5,	October 3,	October 5,	October 3,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income, as reported	$9,215	$9,214	$31,976	$38,100
Add: Stock option compensation included in reported net income, net of tax	78	461	981	485
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(540)	(426)	(812)	(1,013)

Pro forma net income	$8,753	$9,249	$32,145	$37,572

Net income per share, as reported:
Basic	$0.28	$0.29	$0.99	$1.17
Diluted	$0.28	$0.29	$0.96	$1.16

Pro forma net income per share:
Basic	$0.27	$0.29	$1.00	$1.16
Diluted	$0.26	$0.29	$0.96	$1.14

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.   The Interpretation was effective as of December 31, 2003 for all qualifying interests in special purpose entities (“SPEs”) in existence as of January 31, 2003 and as of February 1, 2003 for all qualifying SPEs obtained after January 31, 2003.  We had no qualifying interests as of January 31, 2003.  We have subsequently made equity investments in other entities, none of which are SPEs.  These investments are immaterial, and consolidation is not currently required under the Interpretation.   The provisions of the Interpretation, as revised by the FASB in December 2003, were adopted in the first quarter of 2004.   Our adoption of this standard did not have a material impact on our financial position or results of operations.

2.  Rental Inventory

        In the fourth quarter of 2002,  we changed the estimates used to amortize rental inventory by reducing  the estimated useful lives of the rental inventory and reducing salvage value for both VHS and game inventory.  The change in estimate increased depreciation expense for the thirteen and  thirty-nine weeks ended  October 5, 2003 by approximately $1.0 million and $5.1 million, respectively, and reduced net income by $0.02 and $0.09 per diluted share, respectively.  As a result of the change in accounting estimate, depreciation expense in 2003 was higher than it would have been if we had used the current amortization policy in all prior periods.

3.  Goodwill and Other Intangible Assets

        The components of goodwill and amortized other intangible assets are as follows (in thousands):

		January 4, 2004		October 3, 2004
	Weighted-Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization
Goodwill	—	$167,419	$(31,411)	$173,153	$(31,411)

Non-compete agreements	8 years	$10,908	$(7,696)	$11,327	$(8,744)
Customer lists	5 years	6,385	(1,124)	7,411	(2,047)
Total other intangible assets		$17,293	$(8,820)	$18,738	$(10,791)

        Estimated amortization expense for other intangible assets for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$624
2005	2,173
2006	1,846
2007	1,704
2008	1,182
2009	367

        The changes in the carrying amounts of goodwill for the thirty-nine weeks ended October 3, 2004, are as follows (in thousands):

Balance as of January 4, 2004	$136,008
Goodwill acquired	5,734
Balance as of October 3, 2004	$141,742

        During the thirty-nine weeks ended October 3, 2004, we purchased 60 stores in 18 separate transactions for approximately $9.6 million and recorded approximately $5.7 million in goodwill, $1.0 million for customer lists and $0.4 million for non-compete agreements related to these transactions.

4.  Financing Obligations

        On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended in September 2004, provides for an increase in borrowings from $65 million up to $75 million and an extended maturity date of July 3, 2006.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of October 3, 2004, there was $20.0 million in outstanding borrowings under our credit facility.  The amount available for borrowing, which was reduced by standby letters of credit outstanding of $1.5 million, was $53.5 million as of October 3, 2004.

5.  Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of shares that could be issued from the exercise of dilutive common stock options (963,000 and 363,000 for the thirteen weeks ended October 5, 2003 and October 3, 2004, respectively; 995,000 and 497,000 for the thirty-nine weeks ended October 5, 2003 and October 3, 2004, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.

        During the third quarter of 2004, we repurchased 1,288,400 shares of our common stock at an average price of $17.38 per share, pursuant to our previously announced stock buyback program.  For the year-to-date period ended October 3, 2004, we have repurchased a total of 2,624,712 shares of common stock at an average price of $18.06 per share.

6.  Comprehensive Income

        Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5,	October 3,	October 5,	October 3,
	2003	2004	2003	2004
Net income	$9,215	$9,214	$31,976	$38,100
Foreign currency translation adjustment	2	1,663	3,031	579
Comprehensive income	$9,217	$10,877	$35,007	$38,679

Movie Gallery, Inc.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Overview

We operate approximately 2,400 home video retail stores that rent and sell movies and video games, primarily in rural and secondary markets throughout North America.  We compete with the other two national chains (Blockbuster and Hollywood Entertainment) in approximately one-third of our store locations.  As a result, we believe that we are the market leader in the majority of our target markets.  We estimate that there are approximately 3,000 to 4,000 markets still available for expansion in rural America, as well as additional opportunities throughout Canada and Mexico.  We currently plan to open approximately 300 new stores in 2004 (221 opened as of October 3, 2004), approximately 400 new stores in 2005 and, subject to market and industry conditions, we expect to continue to open new stores at a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our business maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods) which provides the home video industry with an approximate 45 day period during which they can sell and rent new releases before they are made available on pay-per-view or other distribution channels.  According to Adams Media Research, the home video industry currently provides over 60% of studio revenue.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.  For a more detailed discussion of our business and the home video industry, see the Business discussion contained in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability, in a mature industry.  We foster a corporate culture of cost control, striving to minimize the operating and overhead costs associated with our business which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our compound annual growth rate for consolidated revenue and operating income from 1999 to 2003 is 25.7% and 54.5%, respectively.

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

•                    Store level cost control.  The most significant store expenses are payroll and rent, followed by all other supply and service expenditures.  Conservatism in spending is our fundamental philosophy with respect to store level expenses.  This is achieved primarily through budgeting systems and centralization of purchases into the corporate support center.  This enables us to measure performance carefully against expectations and to leverage our purchasing power.   Our rural focus also provides the benefit of reduced labor and real estate costs in the secondary markets we serve versus the costs associated with larger urban markets.

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

The following discussion of our results of operations, liquidity and capital resources will provide further insight into our performance for the third quarter and year-to-date period of 2004 versus the comparable periods of 2003.

New Business Initiatives

During the last half of 2003, we began to make some investments in various alternative delivery vehicles (both retail and digital) for movie content, and we began to explore other business initiatives within our existing base of stores, including tests of a game store-within-a-store, movie trading and in-store movie subscriptions.  We do not anticipate that any of these alternatives will replace our base video rental business.  However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business.  The expenses associated with our investments in alternative delivery vehicles are reflected as equity in losses of unconsolidated entities on our statements of income.  Our general and administrative expenses include overhead costs associated with our other business initiatives.

Results  of Operations

Selected Financial Statement and Operational Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5,	October 3,	October 5,	October 3,
	2003	2004	2003	2004
	($ in thousands, except per share data)
Rental revenues	$154,565	$176,058	$456,322	$538,054
Product sales	12,674	13,797	40,564	44,694
Total revenues	167,239	189,855	496,886	582,748

Cost of rental revenues	44,559	51,110	134,966	152,763
Cost of product sales	10,005	8,673	32,447	29,745
Total gross profit	$112,675	$130,072	$329,473	$400,240

Store operating expenses	$84,202	$97,962	$238,101	$287,788
General and administrative expenses	$11,956	$14,397	$34,461	$41,879
Stock option compensation	$128	$755	$1,626	$795

Operating income	$15,896	$16,285	$53,896	$67,816
Net income	$9,215	$9,214	$31,976	$38,100
Net income per diluted share	$0.28	$0.29	$0.96	$1.16

Cash dividends per common share	$—	$0.03	$—	$0.09

Rental margin	71.2%	71.0%	70.4%	71.6%
Product sales margin	21.1%	37.1%	20.0%	33.4%
Total gross margin	67.4%	68.5%	66.3%	68.7%

Percent of total revenues:
Rental revenues	92.4%	92.7%	91.8%	92.3%
Product sales	7.6%	7.3%	8.2%	7.7%
Store operating expenses	50.3%	51.6%	47.9%	49.4%
General and administrative expenses	7.1%	7.6%	6.9%	7.2%
Stock option compensation	0.1%	0.4%	0.3%	0.1%
Operating income	9.5%	8.6%	10.8%	11.6%
Net income	5.5%	4.9%	6.4%	6.5%

Same-store revenue increase (decrease)	5.0%	(2.5)%	8.0%	—%

Store Count:
Beginning of period	1,936	2,331	1,784	2,158
New store builds	79	65	163	221
Stores acquired	42	5	134	60
Stores closed	(7)	(18)	(31)	(56)
End of period	2,050	2,383	2,050	2,383

        Revenue.  For the thirteen weeks and thirty-nine weeks ended October 3, 2004, total revenues increased 13.5% and 17.3% from the comparable periods in 2003.  These increases were primarily due to  increases of 18.5% and 20.2% in the average number of stores open during the quarter and  the year-to-date period of 2004, respectively.  These increases were offset by a same-store revenue decrease of 2.5% for the third quarter with flat same-store revenues for the year-to-date period of 2004.  Product sales revenue has decreased as a percentage of total revenue for the third quarter and year-to-date period of 2004.  This trend is primarily due to a reduction of new release theatrical movie inventory available in our stores.  We evaluate our product sales inventory mix and inventory levels on a regular basis and make periodic adjustments to our retail inventory mix based on our operating strategies and customer trends.  Product sales revenue has not exceeded 10% of total revenue in the last five years.  We expect rental revenue to continue to represent the majority of our business.

        The following factors contributed to a decrease in our same-store revenues for the third quarter of 2004 versus 2003:

•                    A weak home video release schedule in the third quarter of 2004 contributed to a decrease in movie rental revenue of approximately 1.5%.  There were eight titles released in the third quarter of 2003 with box office revenues in excess of $100 million versus only one title in the third quarter of 2004;

•                    A decline in revenue from the game rental business of approximately 6.5%, reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for a late 2005 release;

•                    A decrease in product sales revenue of approximately 4.5% due to a reduction in new release movie inventory for sell-through;

•                    Disruption of normal daily operations at approximately 325 stores in Florida and Alabama due to an unprecedented hurricane season in August and September; and

•                    The broadcast of the Summer Olympics during the third quarter of 2004.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for the third quarter and year-to-date period of 2004 was 71.0% and 71.6%, respectively, versus 71.2% and 70.4% for the comparable quarter and year-to-date period of 2003.  The margin for 2003 includes approximately $1.0 million and $5.1 million for the quarter and year-to-date period, respectively, related to a change in estimate related to our amortization policy for rental inventory during the fourth quarter of fiscal 2002. Excluding the impact of the rental inventory amortization change the rental margin for the third quarter and year-to-date period of 2003 would have been 71.8% and 71.5%, respectively.  The rental margin for the third quarter of 2004 decreased primarily due to softness in the game industry.  The rental margin for the year-to-date period, excluding the impact of the rental inventory amortization change in 2003, was consistent with the prior year.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions and other goods sold.  Theatrical  new movie releases typically have a much lower margin than concessions and other goods.  The gross margin on product sales is subject to fluctuation based on the relative mix of the low margin sales of theatrical new movie inventory to higher margin sales of concessions and other items.  The gross margin on product sales for the thirteen weeks and thirty-nine weeks ended October 3, 2004 was 37.1% and 33.4%, respectively, compared to 21.1% and 20.0% for the comparable quarter and year-to-date period of 2003.  The product sales margin increase reflects an overall shift in the inventory mix to higher margin inventory items as a result of our strategic decision to reduce our levels of new release movie inventory available for sale in the stores.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings.  In the third quarter of 2004, we reclassified costs associated with our investments in various alternative delivery vehicles for movie content from store operating expenses to a separate line item in our statements of income.  Costs from the prior year have been reclassified to conform to the current year presentation.

Store operating expenses as a percentage of total revenue was 51.6% and 49.4% for the third quarter and year-to-date period of 2004, respectively, in comparison to 50.3% and 47.9% for 2003, respectively.  The following factors contributed to the increases in store operating expenses as a percentage of total revenue in the third quarter and year-to-date period of 2004 as compared to 2003:

•                    The decrease in same-store revenues for the third quarter of 2004, as certain operating expenses are fixed and result in an increase as a percentage of revenue when revenues decline; and

•                    A significant increase in the number of new store openings since last year, generating store opening and start-up costs for a larger number of immature stores in the revenue base versus last year; (i.e., as of the end of the third quarter of 2004 we had approximately 36% more stores in the store base that were less than one year old than we had at the end of the third quarter last year).

General and administrative expenses as a percentage of revenue increased for the third quarter of 2004 to 7.6% versus 7.1% for the comparable period in 2003.  Year-to-date general and administrative expenses as a percentage of revenue increased in 2004 to 7.2% from 6.9% in 2003.  The increase in general and administrative expenses as a percentage of total revenue was primarily due to overhead increases to support our growth plans, which include continued expansion in geographic areas where our market penetration is lower and costs associated with some of our new business initiatives.

Stock option compensation expense in periods prior to the third quarter of 2004, represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options.  Due to the relatively small number of these options that remain outstanding, we expect future adjustments to income from non-cash stock option compensation to be immaterial.  The increase in stock option compensation expense during the third quarter of 2004 relates to our decision to repurchase approximately 146,000 stock options from current and former executives, resulting in compensation expense of $767,000 being recognized for the intrinsic value of those options.

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income increased by 2.4% and 25.8% for the third quarter and year-to-date period of 2004 to $16.3 million and $67.8 million, respectively.

Equity in losses of unconsolidated entities.  These expenses represent our portion of the losses associated with our investments in various alternative delivery vehicles for movie content.  These costs were previously included in store operating expenses on the statements of income.

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

	Thirty-Nine Weeks Ended
	October 5,	October 3,
	2003	2004
Net cash provided by operating activities	$51,194	$60,696
Net cash used in investing activities	(72,225)	(55,383)
Net cash provided by (used in) financing activities	2,484	(24,664)

        The increase in net cash provided by operating activities was primarily attributable to the increases in operating income during the year-to-date period of 2004 versus the comparable period in 2003.  Net cash provided by operating activities continues to be our primary source of funding for substantially all of our rental inventory replenishment and capital resource needs.

        In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows rather than as an investing activity as previously reported.   We believe this classification is appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior year have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

Net cash used in investing activities includes the costs of business acquisitions, new store builds and investments in base stock rental inventory.  The decrease of $16.8 million in net cash used in investing activities was primarily due to lower levels of business acquisitions in 2004 versus 2003.

Net cash used in financing activities for the year-to-date period of 2004 primarily reflects the completion of two $25 million common stock repurchase programs, offset by borrowings under our recently amended credit facility and proceeds from stock option exercises.  There were no common stock repurchases or debt borrowings in the prior year period.  Under the common stock repurchase programs, we repurchased 2,624,712 shares of our common stock at an average price of $18.06 per share during the second and third quarters of 2004.

In September 2004, our board of directors declared a cash dividend of $0.03 per share under a new dividend policy instituted in December 2003.  We currently intend to continue to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the terms of any documents governing our indebtedness and other factors that our board of directors considers relevant.

Adjusted EBITDA during the thirty-nine weeks ended October 3, 2004 increased to $83.5 million, an 8.8% increase over the comparable period in the prior year.  The increase was primarily driven by the growth in operating income for the year-to-date period of 2004.

Adjusted EBITDA is defined as net cash provided by operating activities before changes in operating assets and liabilities, interest and taxes.   Adjusted EBITDA is presented primarily as an alternative measure of liquidity, although we also use it as an internal measure of performance for making business decisions and compensating our executives.  It is also a widely accepted financial indicator in the home video specialty retail industry of a company’s ability to incur and service debt, finance its operations and meet its growth plans.  However, our computation of adjusted EBITDA is not necessarily identical to similarly captioned measures presented by other companies in our industry.  We encourage you to compare the components of our reconciliation of adjusted EBITDA to cash flows from operations in relation to similar reconciliations provided by other companies in our industry.  Our presentation of net cash provided by operating activities and adjusted EBITDA treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  We believe this presentation is meaningful and appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Our calculation of Adjusted EBITDA excludes the impact of changes in operating assets and liabilities.  This adjustment eliminates temporary effects attributable to timing differences between accrual accounting and actual cash receipts and disbursements, and other normal, recurring and seasonal fluctuations in working capital that have no long-term or continuing affect on our liquidity.  Investors should consider our presentation of adjusted EBITDA in light of its relationship to cash flows from operations, cash flows from investing activities and cash flows from financing activities as shown in our statements of cash flows.  Adjusted EBITDA is not necessarily a measure of “free cash flow” because it does not reflect periodic changes in the level of our working capital or our investments in new store openings, business acquisitions, or other long-term investments we may make.  However, it is an important measure used internally by executive management of our company in making decisions about where to allocate resources to grow our business.

In prior periods, we presented a reconciliation of adjusted EBITDA to operating income.  We changed the format of our reconciliation beginning in the first quarter of fiscal 2004 to reconcile adjusted EBITDA to net cash provided by operating activities.  We have recast the reconciliations for prior periods to conform to the new presentation.  Our calculation of adjusted EBITDA is reconciled to net cash provided by operating activities as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 5,	October 3,
	2003	2004
Net cash provided by operating activities	$51,194	$60,696
Changes in operating assets and liabilities	19,052	15,143
Tax benefit of stock options exercised	(2,793)	(4,689)
Deferred income taxes	(11,943)	(12,496)
Interest expense	331	390
Income taxes	20,889	24,435
Adjusted EBITDA	$76,730	$83,479

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank, with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended in September 2004, provides for an increase in borrowings from $65 million  up to $75 million and an extended maturity date of July 3, 2006.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of October 3, 2004, there were $20.0 million of outstanding borrowings under our credit facility. The amounts available for borrowing, reduced by standby letters of credit outstanding of $1.5 million, totaled $53.5 million as of October 3, 2004.

At October 3, 2004, we had a working capital deficit of $19.8 million, primarily due to the accounting treatment of rental inventory.  Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle within one year. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 221 internally developed stores, acquired 60 stores and closed 56 stores during the year-to-date period of 2004.  We will continue to evaluate acquisition opportunities in 2004 as they arise although we anticipate the majority of our growth to occur through new store development.  To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

Capital requirements to fund new store growth in fiscal 2004, including the base stock rental inventory investment, are estimated at $40 million.  Additionally in fiscal 2004, we estimate $25 million in other on-going capital expenditure requirements for the existing store base.  We have spent approximately $29 million for the year-to-date period of 2004 on new stores ($11 million for base stock rental inventory and $18 million for new store build out), and approximately $17 million for other on-going capital expenditures.

We purchase rental inventory under two different cost structures.  Under “fixed cost” arrangements, we pay a flat purchase price with no further obligations to our vendor.  Under “revenue sharing” arrangements, we pay a lower fixed cost per unit and then “share” a pre-determined portion of the future rental revenues with the studio for an agreed upon period of time following the release date of the product.  Fixed cost purchases are capitalized and amortized as rental inventory on our balance sheet, in accordance with our stated accounting policies.  The fixed portion of the cost of revenue share product is capitalized and amortized as rental inventory on our balance sheet while the revenue sharing payments are expensed as incurred and reflected in gross profit on our income statement.  Rental inventory purchases included in net cash provided by operating activities includes the costs of all our fixed cost purchases as well as the fixed portion of costs associated with our revenue share product, while the revenue sharing expenses are reflected in net cash provided by operating activities through net income.  (Note that rental inventory purchases for new stores or other significant investments in base stock rental inventory are not classified as operating activities, but instead as investing activities in our statements of cash flows.)  Rental inventory purchases will be higher in periods with more fixed cost purchases versus revenue share purchases.  The mix of fixed cost and revenue share product purchased in any given period is dependent upon the purchasing economics of the titles released in that period and is not determined until the monthly orders are placed with our suppliers.  As such, we are unable to provide guidance regarding the expected future amounts of rental inventory purchases as reflected in our statements of cash flows.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2005.  However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

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

A major component of our cost structure is the amortization of our rental inventory.  Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years.  We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition.  This method is based on historical customer demand patterns from “street date” (the date studios release various titles for distribution to our stores) through the end of the average useful life.  In order to determine the appropriate useful lives and salvage values, we analyzed the actual historical performance trends of our rental inventory.  We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory.  Our established salvage values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the salvage values established by competitors in our industry.  We believe our estimated useful lives and salvage values are appropriately matched to our current rental business and are consistent with industry trends.  However, should rental patterns of consumers change or should market values of previously viewed inventory decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within three to five years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in salvage values or a combination of both courses of action.  We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after “street date” under our existing policy.  We could be required to reduce salvage values that we currently carry on VHS inventory if we are unable to dispose of that inventory at a rate relatively consistent with the consumers’ transition to DVD.   In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies.  However, we cannot assure you that we will be able to fully anticipate the impact of the transition to DVD or any other formats in the future and we could incur losses on sale of previously viewed movies in the future.  As of October 3, 2004 and January 4, 2004, we had $116.8 million and $102.5 million, respectively, in rental inventory on our balance sheet.  VHS, DVD and games constituted 43%, 50% and 7%, respectively, of total rental inventory units as of October 3, 2004; compared to 55%, 37% and 8%, respectively, of total units as of January 4, 2004.  As of October 3, 2004, the net book value of our VHS rental inventory is approximately 20% of the net book value of our total rental inventory.

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

We test goodwill for impairment on an annual basis.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.  As of October 3, 2004, we have $141.7 million in goodwill on our balance sheet.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, we have been notified by our independent auditors that we are behind schedule in this process and that we face a risk of not completing our assessments on a timely basis.  Although we are unaware of any specific deficiencies with respect to our internal controls and we are taking steps to ensure such process is completed in a timely manner, we can provide no assurance that we will meet this objective, in which case our ability to report financial results on a timely basis may be adversely affected.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        A summary of our purchases of our common stock during the third quarter of 2004 is as follows:

Fiscal Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period 7 July 5, 2004 to August 8, 2004	609,500	$17.79	609,500	$14,159,975

Period 8 August 9, 2004 to September 5, 2004	678,900	$17.01	678,900	$2,609,541

Period 9 September 6, 2004 to October 3, 2004	—	—	—	$2,609,541

Total	1,288,400	$17.38	1,288,400	$2,609,541

Item 6.  Exhibits

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

Movie Gallery, Inc.
(Registrant)

Date: November 12, 2004	/s/ Ivy M. Jernigan
Ivy M. Jernigan, Senior Vice President and
Chief Financial Officer