Form 10-K
period 2005-01-02
MOVIE GALLERY INC
filed 2005-03-18
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 4, 2004, was approximately $491,028,799, assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant’s common stock are “affiliates.”  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding on February 28, 2005 was 31,223,337 shares.

Documents incorporated by reference:

1.  Portion of the Proxy Statement for the  2005 Annual Meeting of Stockholders filed with the Secrities and Exchange Commission (Part III of Form 10-K).

The exhibit index to this report appears at page         .

PART I

ITEM 1.  BUSINESS

Our Company

We are the leading home video specialty retailer primarily focused on rural and secondary markets.  We currently own and operate approximately 2,500 retail stores, located throughout North America, that rent and sell DVDs, videocassettes and video games.  Our target markets are small towns and suburban areas of cities with populations generally between 3,000 and 20,000 where our primary competitors are typically independently owned stores and small regional chains.  We compete with the other two national chains (Blockbuster and Hollywood) in approximately one-third of our store locations.  Since our initial public offering in August 1994, we have grown from 97 stores to our present size through acquisitions and new store openings.

We believe we are the lowest cost operator among the leading national home video specialty retail chains.  We have developed and implemented a flexible and disciplined business strategy that centers on driving revenue growth, maximizing store level productivity and profitability and minimizing operating costs.  By focusing on rural and secondary markets we are able to reduce our operating costs through lower rents, flexible leases, reduced labor costs, and economies of scale while simultaneously offering a large product assortment.

As a result of our competitive strengths, our operating and growth strategies and our management team, we have achieved substantial growth over the past nine fiscal years.  From fiscal 1995, the first full year of operations following our initial public offering, through fiscal 2004, total revenues have grown from $149.2 million to $791.2 million, a compound annual growth rate of 20.4%.  In addition, over the same period, operating income has grown from $22.8 million to $87.6 million, a compound annual growth rate of 16.1% and net cash provided by operating activities has grown from $10.2 million to $105.5 million, a compound annual growth rate of 29.6%. (Net cash provided by operating activities for fiscal 1995, has been restated to conform with current year presentation.  See Note 1 to our consolidated financial statements).

Movie Gallery, Inc. was incorporated in Delaware in June 1994.  Substantially all of our operations are conducted through our wholly-owned subsidiaries, Movie Gallery US, Inc. and Movie Gallery Canada, Inc.  Our executive offices are located at 900 West Main Street, Dothan, Alabama 36301, and our telephone number is (334) 677-2108.

Pending Acquisitions

On January 9, 2005, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hollywood Entertainment, Inc. (Nasdaq: HLYW) (“Hollywood”) providing for our acquisition of Hollywood for approximately $850 million in cash plus our assumption of approximately $350 million in debt of Hollywood.  Hollywood is the second largest home video specialty retailer in the United States, operating approximately 2,000 stores in 47 states and the District of Columbia, some of which contain the approximately 700 Game Crazy video game specialty retail stores, where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories.  Pursuant to the Merger Agreement, we will merge a subsidiary of ours with and into Hollywood, with Hollywood surviving the merger as our wholly-owned subsidiary.  See Part II Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the pending merger.

Consummation of the Hollywood merger is subject to the satisfaction of a variety of closing conditions, including the approval of the proposed merger by the shareholders of Hollywood and our consummation of the financing necessary to fund the acquisition.  In addition, both we and Hollywood have customary termination rights, in some circumstances, including a right by Hollywood to terminate the Merger Agreement to accept an unsolicited superior acquisition proposal.  We can make no assurances that we will successfully acquire Hollywood or, if we do acquire Hollywood, that we will successfully integrate its business with our business.

On March 2, 2005, we entered into a definitive agreement with VHQ Entertainment, Inc. ("VHQ") to commence a tender offer for all of its outstanding common stock at a price of C$1.15 per share.  Total consideration for the transaction is approximately C$20.4 million (US $16.5 million), including C$17.5 million in equity and C$2.9 million in assumed debt.  The common stock of VHQ trades on the Toronto Stock Exchange under the symbol “VHQ.”  VHQ owns and operates 61 video rental stores in secondary and suburban markets in Alberta, Saskatchewan and the Northwest Territories.

The VHQ transaction is conditioned upon, among other matters, the tender of two-thirds of VHQ’s outstanding shares into the offer and the receipt of certain third party consents.  Shareholders of VHQ Entertainment representing approximately 50% of the outstanding shares have committed to tender their shares into our offer.  The transaction is also subject to customary regulatory approvals, including receipt of notice from the Minister of Culture that the acquisition provides a net benefit to Canada, consistent with the conditions of the Investments Canada Act.

Industry Overview

Home Video Industry

Size and Growth.  According to Adams Media Research, the domestic home video industry grew from an estimated $15.3 billion in revenue in 1996 to $26 billion in revenue in 2004, representing a 6.85% compound annual growth rate, exceeding the 2.3% growth rate of the Consumer Price Index during the same period.  Adams Media expects this industry to reach $33.7 billion in revenue by 2009, fueled primarily by DVD growth.  At the end of 2004, Adams Media estimates that the majority of all domestic television households owned a VCR and approximately 64% owned a DVD player.  According to Adams Media, the number of households owning DVD players is expected to exceed 90% by 2009.  Based on our experience, we believe that for a period of time after a household purchases a DVD player,  the household generally increases both its rentals and purchases of movies.

Trends.  The home video specialty retail industry continues to experience consolidation, particularly in the rural and secondary markets in which we operate.  Adams Media Research has estimated that as of the end of 2004 there are approximately 24,000 domestic stores in our industry.  Further, the three largest video store chains account for approximately 10,200 stores, or 42% of total domestic stores.  The remaining 58% of total stores are comprised of independent operators, small chains, franchises and other rental outlets.  We believe that the home video specialty retail industry will continue to consolidate.  Over the past several years, the combination of increased product offerings, economies of scale, access to capital, and improved marketing efforts have solidified the positions of the largest retail chains versus independent operators and undercapitalized, second-tier regional chains.

Interdependence of Movie Studios and Home Video.  Historically, new technologies, including the development of the VCR and, more recently, DVD, have led to the creation of additional distribution channels for movie studios beyond the traditional movie theater arena. Movie studios seek to maximize their revenue from distribution channels by releasing movies in sequential release date “windows” to the various movie distribution channels.  The order of distribution of movies is currently: (1) movie theaters; (2) home video, which includes home video specialty retailers such as Movie Gallery and other distribution channels for packaged media, such as mass merchant retailers; (3) pay-per-view, which includes newer video-on-demand (“VOD”) technologies; and (4) all other sources, including cable and syndicated television.  Most movie studios release hit movie titles (defined as movies with box office revenues of more than $80 million) to the home video market approximately 45 days prior to the pay-per-view release date.  We believe that this window of release from the movie studios is indicative of the importance of the home video retail channel to the overall profitability of movie studios and other independent movie suppliers.   We also believe that

because the sequential release method has allowed movie studios to increase their overall revenues, movie studios will continue the practice of sequential release even as VOD becomes more readily available to consumers.  However, we can provide no assurance that the sequential release windows will not be narrowed or eliminated in the future.

According to industry sources, home video is currently the largest single source of domestic revenue for the movie studios, accounting for approximately 57% of domestic studio revenue in 2004.  Only a small percentage of the movies produced are profitable from the studios’ portion of the theatrical box office receipts.  As a result, the movie studios depend on the revenues earned from the home video industry to produce substantial revenues not only from the hit movies, but from the lower grossing non-hit and direct-to-video movies.  Non-hit movies (defined as movies with box office revenues of less than $80 million) and direct-to-video films accounted for approximately 75% of our combined purchase dollars and 96% of title purchases in 2004.  We do not believe that any other existing movie distribution channel, including VOD, can provide a better market for these non-hit and direct-to-video titles than the home video retail store.

Product Pricing.  The home video retail channel is comprised of both rentals and sales of DVDs and videocassettes.  We purchase products under revenue sharing arrangements direct from the studios or under fixed cost arrangements with studios or distributors.

Revenue sharing between retailers and movie studios was embraced by the industry in 1998.  Under revenue sharing, retailers and movie studios share the risks associated with the rental performance of individual titles.  The movie studios receive a fee based on a predetermined percentage, typically less than 50% of the revenue generated from the rental of these titles.  After a specified period of time, generally six months, these titles are no longer subject to revenue sharing and are either purchased by the retailer from the movie studio for a nominal amount or returned to the studio.  Revenue sharing is now being used by the studios on a broad base of titles in both DVD and VHS formats.  We believe that revenue sharing agreements provide significant advantages to retailers, including:

•    allows for substantial increases in both the quantity and selection of newly-released video titles at significantly lower up-front costs;

•    provides opportunity for increases in revenues as a result of higher transaction volume; and

•    further interdependence of movie studios and video retailers.

All movie releases are available at fixed cost pricing.  Fixed cost pricing is negotiated with the studio or distributor and is typically less than $20 per copy.

Video Game Industry

According to industry reports, domestic annual retail sales of video game hardware, software and accessories were $9.9 billion in 2004, compared to $10 billion in 2003. Total hardware sales declined 27% to $2.4 billion during 2004, primarily due to an inadequate supply of PlayStation 2  and Xbox units available to retailers in the fall of 2004. Even with a decrease in hardware sales, video game software sales were up to $6.2 billion in 2004, compared to $5.8 billion in 2003.

According to a new report from research firm DFC Intelligence, the worldwide market for video games, computer games and interactive hardware and software is forecasted to grow from $23.2 billion in 2003 to as much as $31.6 billion by 2009. Leading the market is the Sony PlayStation 2 brand, capturing approximately 51% of the hardware and software sales (not including handheld portables) in 2004.  Other industry leaders are Microsoft Xbox, Nintendo Gameboy, and Nintendo GameCube. Each of the three leading hardware and software companies are expected (according to industry reports) to release new hardware platforms in late 2005 or 2006, helping to drive market expansion.

The video game industry is characterized by the lifecycles of hardware and software due to the rapid changes that tend to occur in technology.  Growth in this industry is driven by increases in the installed base of video game hardware systems and is dependent upon the introduction of new hardware platforms and continued improvement in systems technology leading to the development of new game titles.  We believe the video game industry will continue to grow as a result of significant technological advancements made in the last few years.  These advancements allow for more flexibility and creativity in software development, as well as the introduction of hardware offering capabilities beyond gaming, such as the ability to play DVDs and compact discs and the backward compatibility of game software.

Competitive Strengths

Primary Focus on Rural and Secondary Markets.  We aim to locate newly built stores in small towns or suburban areas of cities with populations typically between 3,000 and 20,000 where we can be the market leader.  We believe our focus on smaller markets allows us to achieve a higher return on invested capital with substantially less risk than we would face in larger urban markets because of the reduced level of competition, lower operating costs and our expertise in operating in rural and secondary markets.  Our principal competitors are single store and small chain operators that we believe generally have smaller advertising budgets than ours, higher cost of inventory and more limited access to revenue sharing, thus resulting in limited inventory breadth and depth and less access to capital than we have.

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

Low Cost Operator.  We believe that we are the lowest cost operator of the leading national chains.  In 2004, our average initial investment to build new stores was approximately $125,000 per store.  This investment included leasehold improvements, fixtures,signage, and inventory (net of payables).  We have developed a strategy to minimize operating expenses that includes:

•  negotiating favorable lease terms;

•  centralized purchasing;

•  reduced labor costs; and

•  stringent expense controls.

Flexible and Disciplined Business Model.  We have a flexible and disciplined business model designed to maximize our revenues and reduce our costs.  The key components of our business model include:

•    flexible store formats, which allow us to tailor the size, inventory and look of each store to fit its locale; our stores average approximately 4,200 square feet, and have inventories ranging from approximately 2,500 to 15,000 movies and 200 to 1,500 video games for rental;

•    short lease terms that allow us to respond quickly to changing demographics, competition and other market conditions and to close non-performing stores promptly; our remaining lease terms currently average three years with over 400 leases considered for renewal each year;

•    inventory management that targets customer demographics and customer preferences in each of our markets; and

•    pricing management, including store specific pricing of promotional programs that are managed and modified based upon competitive, demographic and various other operating considerations.

Proven Acquisition Strategy.  From 1994 to 1996, we grew from 97 stores to over 860 stores, primarily as a result of an aggressive acquisition strategy.  In 1999, we reinitiated our opportunistic acquisition strategy.  From the beginning of fiscal 1999 through February 28, 2005, we acquired 1,016 stores in 113 separate transactions.  Historically, acquired stores have been rapidly integrated into our operations with minimal disruption.  Typically, we are able to increase revenue and cash flow in our acquired stores due to our product purchasing practices and economies of scale.  The average cost of converting an acquired store to the Movie Gallery format is minimal and consists primarily of expenditures related to new signage, implementing our point of sale system and minor remodeling.

Proprietary Information Systems to Drive Revenue and Enhance Profitability.  We compete with other home video specialty retailers to provide our customers with a broad selection of movies and video games for rental at a competitive price.  To help us manage our inventory in the most profitable manner, we have developed proprietary management information systems and a point of sale system for our stores designed to enable us to optimize inventory levels, monitor customer purchase patterns and selection preferences, as well as provide comparative revenue data on a daily basis.  We believe these capabilities enable us to efficiently manage our rental inventory as well as reallocate rental inventory and adjust our merchandising selection to meet the specific product selection requirements of individual stores or markets.

Focus on Customer Service.  We view the personal interaction of our employees with our customers as an integral part of our organizational culture and point of differentiation from our competitors.  We believe that our culture, together with our established training programs for our hourly employees, store managers and field management, results in a superior customer experience and higher visit frequency.  As part of our customer service initiatives, we maintain a database of approximately 6.0 million active customers that captures pertinent customer preferences and purchase history and enables our store associates to provide our customers with useful product rental guidance and offer suggestive selling reminders.  We believe providing prompt, friendly and knowledgeable service helps us ensure higher levels of customer satisfaction and customer loyalty.

Experienced Management Team.  Our executive management team has demonstrated an ability to grow our business profitably through both new store openings and acquisitions.  We have a highly experienced executive management team with an average of 13 years in home video specialty retailing and an average of 11 years with us in an industry that is only approximately 20 years old.  We believe this continuity has allowed us to deliver a consistent offering for our customers and in turn generate high levels of customer loyalty.

Growth Strategy

The key objective of our growth strategy is to increase market share in our existing and new markets.  The key elements of our growth strategy are:

Driving Same-Store Revenues and Enhancing Operating Margins.  We focus on continuous improvement of same-store revenues and profit growth through:

•     capitalizing on the continued industry growth driven by strong DVD trends;

•     capitalizing on trends in the video game business cycle;

•     adopting merchandising and pricing initiatives; and

•     managing cost through effective budgeting.

Developing New Stores in Attractive Markets.  We believe that the transferability of our standardized retail format, which can be adapted easily to a variety of locations, and our record of successfully opening stores provide us with a strong foundation for expansion through new store development.  Although new stores generally require approximately one year for revenues to reach the level of mature stores, we expect new stores to become profitable within the first six months of operation and produce a positive return on investment within approximately 24 months.  We believe there are 2,500 to 3,500 markets available for further potential development in the United States that fit our typical market profile.  Additionally, we see expansion opportunities in Canada and are researching markets in Mexico, where we operate six stores as of February 28, 2005.  We currently expect to open approximately 400 new stores in 2005 and, subject to market and industry conditions and the integration of our pending acquisition, if consummated, of Hollywood, to continue to open new stores on a similar pace over the next several years.

Pursuing Opportunistic Acquisitions.  We believe that growth through acquisitions is attractive because:

•  acquired stores provide an installed base of revenue and cash flow;

•  we are able to grow more rapidly, thus providing increased benefits of scale;

•  conversion to our formats and systems provides us with operating efficiencies; and

•  acquisitions facilitate rapid expansion into new markets.

In evaluating potential acquisition candidates, we consider a number of factors, including:

•  strategic fit and desirability of location;

•  price;

•  ability to improve productivity and profitability; and

•  whether the anticipated return on investment approximates what we expect to generate from expansion through organic growth of new stores.

We expect to continue to pursue opportunistic acquisitions, although we anticipate the majority of our growth will be from the opening of new stores.

The following table is a historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 1999:

	Fiscal Year Ended						January 3 to
	January 2, 2000	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004	January 2, 2005	February 28, 2005

New store openings	53	110	77	145	241	314	36

Stores acquired	131	16	355	265	170	74	5

Stores closed	58	69	37	41	37	64	12

Total stores at end of period	963	1,020	1,415	1,784	2,158	2,482	2,511

Products

We offer a wide selection of movies and video games for rent and sale.  Our goal is to stock each store with a product assortment tailored to that store.  Depending upon location, our stores offer from 2,500 to 15,000 movies and from 200 to 1,500 video games for use with most video game platforms.   Our revenues by product category for the last three fiscal years were as follows:

	2002	2003	2004

DVD rentals	25%	38%	58%
VHS rentals	48%	32%	12%
Video game rentals	10%	9%	8%
Previously viewed product sales (DVD, VHS and video games)	10%	12%	14%
Concessions, accessories and other	4%	5%	5%
New movie sales (DVD and VHS)	3%	4%	3%

Since fiscal 2000, we have increased our DVD inventory to match demand as our customers transition to the DVD format.  Because of the ease of use and durability of DVDs, we expect that DVDs will eventually replace videocassettes.  The acquisition costs of DVD hardware have reached levels competitive with the VCR, and it is estimated that as of the end of 2004, approximately 64% of domestic television households had DVD hardware (Adams Media).  For the fourth quarter of fiscal 2004, DVD rental revenue exceeded 85% of our total movie rental revenue, versus approximately 65% in the fourth quarter of fiscal 2003 and 40% in the fourth quarter of fiscal 2002.  We monitor consumers’ acceptance of DVD and adjust purchasing levels as necessary to maintain the appropriate mix of DVD and VHS inventory in our stores.

In 2004, we continued to refine our video game inventory to achieve an optimum mix of inventory relative to the customer demand within each of our markets.  The Sony PlayStation 2 continues to be the leading platform within our stores and generated over 50% of our video game revenue in 2004.  We will continue to monitor inventory mix and make future inventory investments accordingly.  In addition to video games, we offer basic video game hardware accessories in many of our stores and we rent and sell video game hardware in a select base of stores.

In 2003, we began testing of Game Zone, a store-in-a-store game concept for selling, renting and trading games.  We currently have approximately 20 test stores open, and, if successful, we believe this concept could be implemented in approximately 200 of our stores.

We review our store inventory on an ongoing basis for movies and games that have not rented for a period of time and offer these previously viewed products for sale.

Store Operations

As of February 28, 2005, we operated a total of 2,511 retail stores located throughout North America.

We maintain a flexible store format, tailoring the size and inventory of each of our stores to local demographics.  Our stores average approximately 4,200 square feet, with inventories ranging from approximately 2,500 to 15,000 movies and 200 to 1,500 video games for rental.

Store interiors are designed to create a visually appealing, up-beat ambiance using bright lighting, vibrant graphics and carpet and coordinating signage.  The inviting atmosphere is augmented by a background of television monitors displaying MGTV, a customized video program that plays movie previews and promotions of coming attractions, and by posters and stand-up displays promoting specific movie titles.  Movies are arranged in attractive display boxes organized into categories by topic, except for new releases, which are assembled alphabetically in their own section for ease of selection by customers.  Our stores are open seven days a week, generally from 10:00 a.m. to 11:00 p.m. on weekends and from 10:00 a.m. to 10:00 p.m. on weekdays.

We typically employ five to fourteen hourly, part-time associates and one full-time store manager at our stores.  Store Managers report to District Managers, who generally supervise the operations of ten to fifteen stores.  The District Managers report to one of 24 Regional Managers, who in turn report to one of five Zone Vice Presidents.  The Zone Vice Presidents report to one of two Senior Vice Presidents of Store Operations who report to our Executive Vice President of Operations and Chief Operating Officer.  We have increased the number of District Managers and Regional Managers over time as necessary to support our growth. Certain members of our executive management team conduct regular meetings with the Zone Vice Presidents, and Regional and District Managers to review operations.  Compliance with our policies, procedures and regulations is monitored on a store-by-store basis through exception-based reporting systems and on-going store and district audits performed by the Quality Assurance department.  The performance and results of the quality assurance audits are monitored monthly by members of executive management.

Site Selection

We continuously search for appropriate markets in which to develop new stores.  In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment by focusing on lease terms, demographics, population density, traffic volume, store-front visibility and presence, ease of access, and economic development in the market area.  We also review the location of competitive stores and customer activity at those stores.

We select both freestanding sites and sites located in strip centers anchored by major grocery or discount drug store chains.  Lease terms are a critical element in our site selection process.  In negotiating lease agreements and lease renewals, we attempt to obtain short lease terms and favorable options to extend terms.  As a result, we have the flexibility necessary to react to changing demographics, competition and other market conditions.  To date, we have not experienced difficulty in obtaining favorable leases or renewals at market rates in suitable locations.  The current average remaining life of our leases is approximately 3 years, with over 400 leases considered for renewal each year.

We actively pursue relocation opportunities to adapt to changes in customer shopping patterns and retail market shifts.  We regularly review the profitability and prospects of each of our stores and evaluate whether any underperforming stores should be closed or relocated to more desirable locations.  The cost of closing a store is minimal and usable inventory, signage, fixtures, and equipment are transferred to existing or new locations.

Marketing and Advertising

We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase radio, television, direct mail, and newspaper advertising, in-store visual merchandising and in-store media.  Through the use of market development funds, our trade name is promoted along with a video or game title.  Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium.  We also prepare a monthly consumer magazine, Video Buzz, and a customized video program, MGTV, both of which feature Movie Gallery promotional programs and new releases.  Along with these traditional forms of advertising, we have developed and implemented a customer loyalty program, Reel Players.  The program is based on a point system that provides customers the opportunity to earn free rentals and discounts on movie purchases.

From time to time we conduct special promotions in our stores to drive customer visits.  For example, periodically we offer a promotional rental card program similar to a prepaid gift card that provides our customers greater discounts on rentals.  We have also conducted nationwide trivia games and we occasionally partner with other major businesses (such as concession vendors) to help build additional revenue and increase our brand awareness to potential customers.

Studio and Distribution Relationships

We purchase the majority of our rental and sell-through merchandise directly from movie studios through revenue sharing and other direct purchase arrangements.  The movies are delivered directly to our stores by third-party distributors.  These distributors function largely as fulfillment agents.  We pay distributors a flat fulfillment fee for packing and shipping product directly to our stores.  Because of our direct relationships with the studios, we believe that if one of our distributors were unable or unwilling to satisfy their commitment to us, a viable alternative, such as self-distribution, could be implemented without materially adversely impacting our business.

Several companies acquired by us prior to 1997 had pre-existing long-term contracts with Rentrak Corporation under which product would be provided under pay-per-transaction revenue sharing arrangements.  During late 1996, we consolidated existing contracts with Rentrak into one national agreement which had an expiration date in September 2006.  The contract provided for minimum gross annual purchase commitments with the ability to satisfy the cumulative obligation as early as December 31, 2003.  In 2004 we satisfied our obligation under the contract.

We currently source our video game inventory through direct relationships with game manufacturers/publishers and from distributors.

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

Distribution Facility.  Inventory for new stores is assimilated at our processing and distribution facility located in Dothan, Alabama.  Excess inventory in existing stores is gathered and supplemented as needed with purchases, and the inventory is then shipped to our new stores.  Our distribution facility also ships store supplies, computer supplies and marketing materials to our stores, processes returns to our suppliers and performs stock balancing for our store chain.

Management Information Systems

Our stores utilize a proprietary point of sale (POS) system developed by us.  Our POS system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily or weekly basis.  Our POS system is installed in all new stores prior to opening and shortly after the closing date for acquired stores.

All rental and sale information upon customer checkout and return is recorded using scanned bar code information.  All transactional data is transmitted into the management information system at the support center.  The data is processed and reports are generated that allow management to effectively monitor store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases.  Our POS system enables us to perform our monthly physical inventory using bar code recognition to process human resource information and to provide system-based training modules.

We also maintain a financial reporting system, relating to the general ledger, human resources/payroll, revenue, and accounts payable functions.  Additional proprietary systems that have been internally developed and implemented include a collections system, a processing/distribution center system and various other database systems and auditing tools.

Competition

The home video specialty retail industry is highly competitive.  We primarily compete with other home video specialty stores, including stores operated by regional chains and by the two other national chains, Blockbuster and Hollywood.  From time to time, the two other national chains have discussed the implementation of a rural strategy that is focused more on the rural and secondary markets that we predominately serve.  Retail pricing strategies for DVDs, videocassettes and video games are a major competitive factor in the home video specialty industry, and we have fewer financial and marketing resources, lower market share and less brand recognition than the two other national chains.  We also compete with other businesses offering DVDs, videocassettes and video games, such as mass merchants, supermarkets, pharmacies, convenience stores, bookstores, online stores, mail order operations (such as Netflix), and other retailers, as well as noncommercial sources, such as libraries.  We believe the principal competitive factors in the home video specialty retail industry are store location and visibility, title quality, availability and selection, rental period, customer service and pricing.

In addition to competing with other home video specialty retailers, we compete with all forms of entertainment, such as movie theaters, network and cable television, direct broadcast satellite television, personal video recorders, internet related activities, live theater, sporting events, and family entertainment centers.  We believe our most significant competition outside of the home video specialty retail industry are cable and satellite television providers.  The expanded number of channels and programming offered by these providers could result in the rental and purchase of fewer DVDs and videocassettes by consumers.

We also compete with pay-per-view services offered by cable and satellite providers.  New and recently introduced technologies, such as VOD, enable cable companies and other telecommunication companies to broadcast a large assortment of movies to homes at scheduled intervals throughout the day.  Although VOD services previously offered a limited number of channels and movies at scheduled intervals, developing technologies are enabling providers to transmit substantially more movies directly to homes at more frequently scheduled and convenient intervals throughout the day.  Pay-per-view purchases could significantly increase if movies were to become available on VOD during the home video rental window or if VOD services were to become more convenient, widely available and accepted.  Further improvements in VOD and other technologies, including personal video recorders, could lead to the availability of a broad selection of movies on demand at a price that is competitive with the price of movie rentals and with the functionality of DVD and VHS.  However, we believe movie studios have a significant interest in maintaining a viable movie rental business, because the sale of movies to video retail stores and other home video outlets currently represents the studios’ largest source of domestic revenue.  In addition, we believe that VOD does not represent a material near-term threat to our business because:

•     studios have not yet determined how VOD can enhance revenues instead of merely cannibalizing highly lucrative DVD and VHS sales revenue;

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

Some retailers have begun to rent or sell DVDs through kiosks or vending machines. Additionally, the technology exists to offer disposable DVDs which would allow a consumer to view a DVD an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable.  We cannot predict the impact that future technologies will have on our business.

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

Intellectual Property

We own a number of U.S. and international service mark registrations, including the marks MOVIE GALLERY and GAME ZONE.

Foreign Operations

For disclosure of enterprise-wide financial information by geographic area, refer to Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Form 10-K.

Employees

As of February 28, 2005, we employed approximately 23,800 persons, referred to by us as “associates,” including approximately 23,100 in retail stores and the remainder in our support center, field management staff and distribution facility.  Of our retail associates, approximately 3,300 were full-time and 19,800 were part-time.  None of our associates are represented by a labor union and we believe that our relations with our associates are good.

We have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures as well as increase the rate of internal promotions.  We also have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program.  Additionally, we have periodic sales and marketing programs that provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance compared to other associates.  We believe our bonus programs reward excellence in management, give associates an incentive to improve operations and result in an overall reduction in the cost of operations.  In addition, certain associates are eligible to receive bonuses based on individual and overall company performance, and options to purchase shares of our common stock, exercisable at the fair market value on the date of grant, subject to service requirements.  Employees meeting prescribed service requirements are also eligible to participate in an employee stock purchase plan established by us.

Available Information

The address of our internet website is www.moviegallery.com.  Through links on the Investor Relations portion of our website, we make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains a website that contains reports, proxy and information statements and other information regarding Movie Gallery at www.sec.gov.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance.  Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our forward-looking statements are based on management’s current intent, belief, expectations, estimates, and projections regarding our company, our pending acquisition of Hollywood, and our industry.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.  In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in that regard, we caution the readers of this Form 10-K that the following important factors, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We assume no obligation (and specifically disclaim any such obligation) to update the following cautionary statements or any other forward-looking statements contained in this Annual Report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

The occurrence of any of the following risks, among others, could have a material adverse effect on our financial condition or results of operations:

If we are successful in our efforts to acquire Hollywood, we will incur substantial indebtedness to fund the acquisition, which could have a material effect on our financial condition.

If we acquire Hollywood, we expect to have approximately $1.1 billion in long-term indebtedness, as compared to no long-term debt as of January 2, 2005.  Our high level of indebtedness could have significant consequences, including:

•                  our ability to obtain additional financing for working capital, capital expenditures, additional acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes such as capital expenditures and dividends;

•                  if we default on our obligations, our lenders may foreclose on our assets that secure our indebtedness;

•                  restrictive covenants in the agreements governing our indebtedness and the overall significant amount of indebtedness may reduce our flexibility in planning for, or responding to, changing conditions in our industry and making dividend payments and may put us at a competitive disadvantage; and

•                  we may be more vulnerable to economic downturns and adverse developments in our business.

The integration of Hollywood and Movie Gallery may strain our resources and prove to be difficult and may subject us to liabilities.

Hollywood’s revenue base is significantly larger than Movie Gallery and this merger is substantially larger than any of our previous acquisitions.  The expansion of our business and operations resulting from the acquisition of Hollywood, including the differences in the strategies and infrastructures of our companies, may strain our administrative, operational and financial resources.  The integration of Movie Gallery and Hollywood will require substantial time, effort, attention and dedication of management resources and may distract management in unpredictable ways from their other responsibilities.  The integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs and the need to modify operating accounting controls and procedures to comply with the Sarbanes-Oxley Act of 2002.  In addition, the integration of Hollywood may subject us to liabilities existing at Hollywood, some of which may be unknown at the time we consummate the merger.  These types of challenges and uncertainties could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We may be unable to successfully implement our growth strategy.

Our long-term strategy is to grow through new store openings and acquisitions of existing stores.  Successful implementation of this strategy is contingent upon numerous conditions, and we cannot assure you that our business plan can be successfully executed.  We require significant capital to open new stores and to acquire existing stores.  Recently, our growth strategy has been funded primarily through proceeds from public offerings of common stock,  internally generated cash flow and bank borrowings.  These and other sources of capital, including public or private sales of debt or equity securities, may not be available to us in the future on terms satisfactory to us or at all.  Additionally, the terms of the instruments governing our existing and future indebtedness may limit our ability to make capital expenditures or incur further indebtedness in order to open new stores or to acquire existing stores.

New Store Openings. Our ability to open new stores as planned, and the profitability of these new stores, may be adversely affected by a number of factors, including:

•                  our ability to identify and secure new sites;

•                  our ability to negotiate acceptable leases and timely implement cost-effective development plans for new stores;

•                  the availability of capital;

•                  our ability to hire, train and assimilate skilled store managers and other personnel; and

•                  the ability to integrate new stores into existing operations.

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

We also may open stores in markets where we already have significant operations in order to maximize market share within these markets.  If this occurs, these newly opened or acquired stores could adversely affect the revenues and profitability of other stores in the same market.  In addition, there are no assurances that our new stores will realize revenue or profitability levels comparable to those of our current stores, or that such levels will be achieved within our estimated time frames.

Acquisitions.  Our ability to acquire stores and operate them at the desired levels of sales and profitability may be adversely affected by:

•                  our inability to identify acquisition candidates that fit our criteria (e.g., size, location and profitability);

•                  our inability to consummate identified acquisitions due to, among other things, a lack of available capital;

•                  a reduction in the number of stores available for purchase by us due to, among other factors, a decline in the number of acquisition targets that are willing to sell at prices we consider reasonable;

•                  increased competition for acquisitions;

•                  misrepresentations and breaches of contracts by sellers;

•                  our limited knowledge of the operating history of the acquired stores;

•                  our failure to rapidly convert the acquired stores’ operating and information systems to our systems and procedures; and

•                  our inability to retain and motivate employees of the acquired stores.

Pending Acquisition of Hollywood.  Our pending acquisition of Hollywood is subject to the satisfaction of closing conditions, including the approval of the shareholders of Hollywood and our consummation of financing necessary to fund the acquisition.  As a result, we may not be successful in acquiring Hollywood.

Our business could be adversely affected by increased competition.

From time to time, the two other national chains in our industry, including Hollywood, which we have agreed to acquire subject to satisfaction of conditions, have publicly discussed the implementation of a rural strategy that is focused more on the rural and secondary markets that we predominately serve.  Therefore, we cannot assure you that Blockbuster and Hollywood (in the event we do not consummate our proposed acquisition) will not become a more significant competitive force in our markets.  Even if we complete our proposed acquisition of Hollywood, Blockbuster could expand its operations in rural markets.  Pricing strategies for movies and video games are a major competitive factor in the video retail industry and we have fewer financial and marketing resources, lower market share and less name recognition than the two larger chains.

Other types of entertainment, such as theaters, television, personal video recorders, internet related activities, sporting events, and family entertainment centers, also compete with our movie and video game businesses.  If any of our competitors were to substantially increase their presence in the markets we serve, our revenues and/or profitability could decline, our financial condition, liquidity, and results of operations could be harmed and the continued success of our business could be challenged.

Our business could be adversely affected if we lost key members of our executive management team.

We are highly dependent on the efforts and performance of our executive management team.  If we were to lose any key members of this team, our business could be adversely affected.  You should read the information under “Directors and Executive Officers” for a detailed description of our executive management team.

Our business could be adversely affected by the failure of our management information systems to perform as expected.

We depend on our management information systems for the efficient operation of our business.  Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title to determine appropriate buying, distribution and disposition of our inventory.  We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics, and individual customer history.  These systems, together with our point-of-sale and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance.  If our management information systems failed to perform as expected, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business and financial condition.

Our financial results could be adversely affected if we are unable to manage our merchandise inventory effectively.

Our merchandise inventory introduces risks associated with inventory management, obsolescence and theft.  While most of our retail movie product is returnable to vendors, the investment in inventory necessary to capitalize on the growing retail market increases our exposure to excess inventories in the event anticipated sales fail to materialize.  In addition, returns of video game inventory, which is prone to obsolescence risks because of the nature of the industry, are subject to negotiation with vendors.  The prevalence of multiple game platforms may make it more difficult to accurately predict consumer demand with respect to video games.  The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.  Our exposure is somewhat mitigated by price protection that is available on certain inventory.  Price protection provides credit for on-hand inventory quantities.

Our operating results could suffer if we are unable to:

•                  maintain the appropriate levels of inventory to support customer demand without building excess inventories;

•                  obtain or maintain favorable terms from our vendors with respect to product returns;

•                  control shrinkage resulting from theft, loss or obsolescence; and

•                  avoid significant inventory excesses that could force us to sell products at a discount or loss.

Our business could be negatively impacted if movie studios significantly alter the movie distribution windows.

Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release.  The order of distribution of movies is currently: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and (4) all other sources, including cable and syndicated television.  Our industry has an early “window” that is exclusive of most other forms of non-theatrical movie distribution as noted in “Industry Overview –Home Video Industry– Interdependence of Movie Studios and Home Video.”  The length of the movie rental window varies, but is typically approximately 45 days prior to the pay-per-view release date. The movie studios are not contractually obligated to continue to observe these window periods.  As a result, we cannot be certain that movie studios will maintain this exclusive window in the future.  We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, or if the movie rental windows were no longer among the first windows following the theatrical release, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution.  As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels.  Changes like these could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity, and results of operations.

Our business may be negatively impacted by new and existing technologies.

Advances in technologies that benefit our competitors may materially and adversely affect our business.  For example, advances in cable and direct broadcast satellite technologies, including high definition digital television transmissions offered through those systems, may adversely affect public demand for video store rentals. Expanded content available through these media, including movies, specialty programming and sporting events, could result in fewer movies being rented.  In addition, higher quality resolution and sound offered through these services and technologies could require us to increase capital expenditures, for example, to upgrade our DVD inventories to provide movies in high definition.

Cable and direct broadcast satellite technologies offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber.  Historically, pay-per-view services have offered a limited number of channels and movies and have offered movies only at scheduled intervals.  Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day.  Certain cable companies, internet service providers and others are also testing or offering video-on-demand, (VOD) services.  As a concept, VOD provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day.

If pay-per-view, VOD or any other alternative movie delivery systems achieve the ability to enable consumers to conveniently view and control the movies they want to see, when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional home video rental industry.  This risk would be exacerbated if these competitors receive the movies from the studios at the same time video stores do and by the increased popularity and availability of personal digital recording systems (such as TiVo) that allow viewers to record, pause, rewind, and fast forward live broadcasts and create their own personal library of movies.

In addition, we may compete in the future with other distribution or entertainment technologies that are either in their developmental or testing phases now or that may be developed in the future.  For example, some retailers have begun to rent or sell DVDs through kiosks or vending machines.  Additionally, the technology exists to offer disposable DVDs, which would allow a consumer to view a DVD an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable.  We cannot predict the impact that future technologies will have on our business.

If any of the technologies described above create a competitive advantage for our competitors, our business, financial condition, liquidity, and results of operations could be harmed.  Our industry has experienced negative same-store revenues in the rental business in recent quarters.  While we cannot ascertain the extent to which these declines are attributable to any of the specific technological developments described above, we cannot assure you that these declines will not recur.

Our business could be adversely affected if consumers decide to purchase rather than rent movies.

Historically, studios priced a number of movies they distributed at pricing which was typically too high to generate significant consumer demand to purchase these movies.  A limited number of titles were released at a lower price point when consumers were believed to be more likely to have a desire to purchase a certain title.  The penetration of DVD into the market has resulted in a significant increase in the quantity of newly released movies available for purchase by the consumer.  These movies are purchased to rent by home video specialty retailers, and to sell by both home video specialty retailers and mass merchants, among others.  Retail margins are generally lower than rental margins.  Some of our competitors, such as online stores, mass merchants and warehouse clubs may operate at margins lower than ours and may be able to distribute and sell movies at lower price points than us.  These competitors may even be willing to sell movies below cost due to their broad inventory mix.  Further decreases in studio pricing and/or sustained or further depressed pricing by competitors could result in increased consumer desire to purchase rather than rent movies and could result in increased competition.  If we are not able to derive most of our revenues from our higher margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer’s sell-through dollar.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs.

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles.  Under studio revenue sharing programs, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios.  We currently utilize these types of programs on a significant number of DVD and VHS movie releases.  These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand.  After a specified period of time, we offer them for sale to our customers as “previously viewed movies” at lower prices than new copies of the movie.  We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued.  Further, some of our agreements may be terminated on short notice.

Our gross margins may be adversely affected if the average sales price for our previously viewed product is not at or above an expected price.

We earn rental revenues from video rentals and from the sale of previously viewed movies to the public.  We need to sell previously viewed movies at an expected price in order to achieve our gross margin targets.  Our gross margins may be adversely affected if the number of rentals we expect to generate does not materialize or if the average sales price for previously viewed movies is not at or above our target price.

A consumer’s desire to own a particular movie and the number of previously viewed movies available for sale to the public by our competitors are factors that affect our ability to sell previously viewed movies at our target price.  Additionally, sales of previously viewed movies also compete with newly released movies that are priced for sell-through.  As a result, there are no assurances that we will be able to sell an appropriate quantity of previously viewed movies at or above the expected price.  If selling prices for previously viewed movies or previously played games decline, we may be required to write-down the carrying value of our rental inventory.

The video store industry could be adversely affected by conditions impacting the motion picture industry.

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

Our business could be adversely affected if video game software and hardware manufacturers do not introduce new products in a timely manner.

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

Our business may be negatively impacted by our participation in new business initiatives.

We are currently exploring various new business initiatives.  These new initiatives include a game store-within-a-store concept (“Game Zone”), movie and game trading within our stores, and various other alternatives for delivery of media content.  We cannot assure you that these initiatives will be either successful or profitable.  Our earnings could be negatively impacted by investments in these initiatives.

Piracy of the products we offer may adversely affect our results of operations.

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

The value of our securities may be affected by variances in our quarterly operating results that are unrelated to our long-term performance.

Historically, our quarterly operating results have varied, and we anticipate that they will vary in the future.  Factors that may cause our quarterly operating results to vary, many of which we cannot control, include:

•      consumer demand for our products;

•      prices at which we can rent or sell our products;

•      timing, cost and availability of newly-released movies, new video games and new video game systems;

•      competition from providers of similar products,  other forms of entertainment, and special events, such as the Olympics or ongoing major news events of significant public interest;

•      seasonality;

•      acquisitions by us of existing stores;

•      variations in the timing and number of store openings;

•      profitability of new stores;

•      weather patterns that can significantly increase business (inclement conditions that prohibit outdoor activities) or decrease business (mild temperatures and dry conditions that reduce the consumer’s desire to relax indoors); and

•      acts of God (such as the unprecedented hurricane activity that affected our southeastern market in the fall of 2004) or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism, and other matters beyond our control.

Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet expectations.

The home video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and due to improved weather, and in September and October, due in part to the start of the traditional school year and the introduction of new television programs.  The industry typically experiences peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions.  Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment.  The game sales business is traditionally strongest in November and December, as title releases are often clustered around the holiday shopping season.

In view of seasonal variations in our revenues and operating results, comparisons of our revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating historical financial performance and predicting future financial performance. Our working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

Our operating results may suffer if revenues during peak seasons do not meet expectations. If revenues during these periods do not meet expectations, we may not generate sufficient revenue to offset increased costs incurred in preparation for peak seasons and operating results may suffer. Finally, the operational risks described elsewhere in these risk factors may be exacerbated if the events described therein were to occur during a peak season.

The market price for our common stock may fluctuate substantially.

We have experienced, and continue to expect, periodic fluctuations in our stock price due to technological advancements, developments concerning our business, our competitors or the home video specialty retail industry, including fluctuations in our operating results, the introduction of new products, the performance of other similar companies, changes in financial estimates by financial analysts or our failure to meet these estimates and other factors.  In addition, in recent years the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance of these companies.  These broad market fluctuations could have a material adverse effect on the market price of our common stock, business, and results of operations or financial condition.  While we have historically experienced relatively low volatility in our stock price, we cannot assure you that our stock price will not experience significant fluctuations in the future.

Historically, companies that have experienced market price volatility have been the target of securities class action litigation.  We could incur significant costs and our management’s time and resources could be diverted from the operation of our business if we were the target of securities class action litigation.

Terrorism, war or other acts of violence could have a negative impact on our stock price or our business.

Terrorist attacks, as well as the on-going events in Iraq or other acts of violence and civil unrest in the nation and throughout the world, could influence the financial markets and the economy.  Consumers’ television viewing habits may be altered as a result of these events such that the demand for home video entertainment is reduced.  These factors could have a negative impact on our results of operations or our stock price.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors, as of February 28, 2005:

Name	Age	Position(s) Held
J. T. Malugen	53	Chairman of the Board, President and Chief Executive Officer
H. Harrison Parrish	56	Vice Chairman of the Board and Senior Vice President – Concessions
Jeffrey S. Stubbs	42	Executive Vice President – Operations and Chief Operating Officer
S. Page Todd	43	Executive Vice President, Secretary, General Counsel and Chief Compliance Officer
Mark S. Loyd	49	Executive Vice President – Product and Distribution and Chief Administrative Officer
Keith A. Cousins	36	Executive Vice President – Development
Ivy M. Jernigan	34	Senior Vice President and Chief Financial Officer
Michelle K. Lewis	35	Senior Vice President – Treasurer
Thomas D. Johnson, Jr.	41	Senior Vice President – Corporate Finance and Business Development
John J. Jump(1)(2)	53	Director
William B. Snow(1)(2)	73	Director
James C. Lockwood(1)(2)	67	Director

(1)           Member of our Compensation Committee.

(2)           Member of our Audit Committee.

Mr. Malugen co-founded Movie Gallery in 1985 and has been our Chairman of the Board and Chief Executive Officer since that time.  Mr. Malugen was appointed President effective January 4, 2002.  Prior to our initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the states of Alabama and Missouri since 1978 but spent a majority of his time managing the operations of Movie Gallery beginning in early 1992.  Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his LL.M. (in Taxation) from New York University School of Law.

Mr. Parrish co-founded Movie Gallery in 1985 and has served as a Director since that time.  He was elected Vice Chairman of the Board in June 2002.  Mr. Parrish served as President of Movie Gallery from 1985 until his resignation on January 4, 2002, at which time Mr. Parrish assumed the position of Senior Vice President-Concessions.  Mr. Parrish received a B.A. degree in Business Administration from the University of Alabama.

Mr. Stubbs joined Movie Gallery in November 1995 and served as Regional Manager over Texas, Louisiana and Mississippi until being elected Senior Vice President - Operations in November 1997.  He was elected Executive Vice President - Operations in April 2001 and Chief Operating Officer in April 2004.  Prior to joining Movie Gallery, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in east Texas, from 1987 to 1995.  He also has eight years of experience in grocery and convenience store management.  Mr. Stubbs attended Texas A & M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.

Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994 and was promoted to Executive Vice President in April 2003. Mr. Todd was named Movie Gallery’s Chief Compliance Officer in April 2004.  Prior to joining Movie Gallery, Mr. Todd practiced tax and corporate law in Dothan, Alabama.  Mr. Todd received a B.S. degree in Business Administration from the University of Alabama, his J.D. from the University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.

Mr. Loyd joined Movie Gallery in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management.  In October 1996, he was elected Senior Vice President - Purchasing and Product Management and was promoted to Executive Vice President in April 2003.  In April 2004,

Mr. Loyd was named Movie Gallery’s Chief Administrative Officer.  Mr. Loyd attended Southeast Missouri State University, where he majored in Business Administration.

Mr. Cousins joined Movie Gallery in August 1998 as Senior Director of Development, Planning and Analysis. Mr. Cousins was elected Senior Vice President -  Development in March 1999 and was promoted to Executive Vice President in April 2004.  Prior to joining Movie Gallery, Mr. Cousins had four years of management consulting experience with Computer Sciences Corporation as Program Control Manager; Management Consulting and Research, Inc. as Cost Analyst; and Tecolote Research, Inc. as Advanced Cost Estimator. He also has seven years of real estate and property management experience as Senior Director of Development for KinderCare Learning Centers, Inc. and as Senior Accountant with Aronov Realty Management Co., Inc. Mr. Cousins received a B.S. degree in Business Administration from Auburn University at Montgomery.

Ms. Jernigan joined Movie Gallery in May 1996 as Assistant Controller and was promoted to Senior Vice President and Chief Financial Officer in April 2004, after serving four years as the company’s Vice-President-Controller.  Ms. Jernigan was an accountant with the firm of Ernst & Young LLP for three years prior to joining Movie Gallery.  Ms. Jernigan is a Certified Public Accountant and received a B.S. degree in Business Administration from Troy University.

Ms. Lewis joined Movie Gallery in October 1995 as Assistant Controller and was promoted to Senior Vice President – Treasurer in April 2004, after serving four years as the company’s Vice President – Finance.  Prior to joining Movie Gallery, Ms. Lewis spent four years as an accountant with the firm of Coopers & Lybrand, LLP.  Ms. Lewis is a Certified Public Accountant and received a B.S. degree in Business Administration from Troy University.

Mr. Johnson joined Movie Gallery in April 2004 as Senior Vice President – Investor Relations and was named Senior Vice President – Corporate Finance and Business Development in January 2005.  Mr. Johnson has more than 15 years of experience in the securities industry.  He joined Movie Gallery from Russell Corporation (NYSE: RML) in Atlanta, GA where he led their investor relations program.  Prior to Russell, Mr. Johnson directed the investor relations for Wolverine Tube, Inc., Blount International, Inc. and KinderCare Learning Centers, Inc.  In addition to his responsibilities for investor relations, Mr. Johnson was the assistant treasurer at Wolverine Tube, and while at KinderCare, Mr. Johnson also served as the Director of Marketing and the Director of Financial Planning and Analysis.  Prior to that, Mr. Johnson spent four years as a securities analyst with the Alabama Securities Commission.  Mr. Johnson holds an M.B.A. from the University of Alabama and a B.S. degree in Business Administration from Auburn University at Montgomery.

Mr. Jump became a director of Movie Gallery in June 2003.  He is the President and owner of Jump Start Promotions, a specialty advertising business that he founded in September 2000.  Since August 2002, he has also served as Business Manager, Operations for Convergys Corporation.  Mr. Jump served as Chairman of the Board of Directors of Video Update, Inc. from May 2001 until December 2001, and he served as its Interim Chief Executive Officer from November 2001 until December 2001.  Mr. Jump served as Executive Vice President, Sales and Marketing of Sight & Sound Distributors, Inc., a home video distribution company, from 1985 to 2000. Mr. Jump received a B.A. degree in Psychology from the University of Missouri at St. Louis.

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

Mr. Lockwood became a director of Movie Gallery in June 2004.  He has served as Vice President, General Counsel and Secretary of Keystone Automotive Industries, Inc., a publicly held distributor of aftermarket collision replacement parts, since 1997. From 1985 until 1997, Mr. Lockwood was a member of the law firm of Troy & Gould. Mr. Lockwood was an investment banker with Montgomery Securities from 1984 to 1985. Mr. Lockwood received a B.S. degree in Chemical Engineering from the Georgia Institute of Technology, and his J.D. from the University of Michigan.

Directors are elected to serve until our next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of our Board of Directors, subject to any contracts of employment.  Non-employee directors receive an annual fee of $20,000, a fee of $1,500 for each Board meeting attended and a fee of $1,000 for each committee meeting attended.  We have granted vested options to purchase shares of our common stock to each of the non-employee directors, in each case at the fair market value of the common stock on the date of grant.

ITEM 2.  PROPERTIES

Stores.  Substantially all of our retail stores are leased. Our new store leases generally provide for an initial lease term of five to seven years, with at least one renewal option for an additional two to five years. The following table provides information regarding the number of stores we operated in each state and country as of February 28, 2005:

United States:
Alabama	187
Florida	142
Texas	137
Ohio	129
Georgia	125
Virginia	120
North Carolina	111
Pennsylvania	89
Missouri	86
Arkansas	80
South Carolina	78
Indiana	77
Tennessee	76
Kentucky	65
Mississippi	59
Michigan	58
Minnesota	55
Oklahoma	54
Maine	51
New York	43
Wisconsin	38
Illinois	36
Massachusetts	32
Iowa	30
Louisiana	29
Washington	24
Kansas	23
Arizona	21
Delaware	21
Colorado	20
New Mexico	20
New Hampshire	19
West Virginia	19
California	18
Montana	18
Maryland	17
Nebraska	16
Connecticut	15
Idaho	12
South Dakota	10
Utah	9
Alaska	5
Nevada	5
Oregon	5
Hawaii	4
North Dakota	4
New Jersey	3
Vermont	3
Rhode Island	2
Wyoming	2
Total United States	2,302

Canada:
British Columbia	65
Alberta	61
Ontario	33
Saskatchewan	14
Nova Scotia	11
Manitoba	9
New Brunswick	5
Newfoundland	2
Prince Edward Island	2
Yukon Territory	1
Total Canada	203

Mexico	6

TOTAL	2,511

Headquarters and Distribution Facility.  Our corporate headquarters and inventory distribution facility are located in an approximately 116,000 square foot building in Dothan, Alabama, which we own.  We are also leasing approximately 48,000 square feet of off-site warehouse space to supplement distribution and to provide record storage.  In fiscal 2004, we began construction on a new 190,000 square foot distribution center located in Dothan, Alabama with completion expected in fiscal 2005.

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

	High	Low	Dividend
2004:
Fourth Quarter	$19.30	$15.30	$0.03
Third Quarter	18.54	16.43	0.03
Second Quarter	20.50	18.29	0.03
First Quarter	20.25	18.38	0.03

2003:
Fourth Quarter	$22.44	$17.15	$0.03
Third Quarter	22.50	18.96	—
Second Quarter	19.91	17.04	—
First Quarter	17.76	13.38	—

On February 28, 2005, the last sale price of our common stock as reported on the Nasdaq National Market was $22.84 per share.  As of February 28 , 2005, we had approximately 9,300 stockholders, including 60 stockholders of record.

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

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in the section captioned “Stock Option Plans” in our definitive Proxy Statement or other information filed for our 2005 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our historical selected consolidated financial data.  We derived this information from our audited consolidated financial statements for each of the five fiscal years ended January 2, 2005.  In addition to the information provided below, you should read our consolidated financial statements and notes thereto included in Part IV, Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.  The selected historical consolidated financial data do not necessarily indicate the results to be expected in the future.

	Fiscal Year Ended (1)
	December 31, 2000	January 6, 2002		January 5, 2003		January 4, 2004	January 2, 2005
	($ in thousands, except per share data)
Statements of Income Data:
Revenues:
Rentals	$294,298	$347,464		$490,836		$629,793	$729,167
Product sales	24,638	21,667		38,152		62,602	62,010
Total revenues	318,936	369,131		528,988		692,395	791,177

Cost of sales:
Cost of rental revenues	94,105	108,732		164,818	(2)	184,439 (2)	208,160
Cost of product sales	19,066	17,715		29,852		50,143	41,942
Gross margin	205,765	242,684		334,318		457,813	541,075

Operating costs and expenses:
Store operating expenses	153,665	171,409		253,865		324,466	395,425 (3)
General and administrative	24,945	29,288	(4)	40,995	(5)	46,522	54,644
Amortization of intangibles	7,465	6,656		1,298		2,003	2,601
Stock option compensation(6)	—	8,161		2,279		1,481	831
Operating income	19,690	27,170		35,881		83,341	87,574

Interest expense, net	(3,779)	(3,026)		(1,024)		(468)	(624)
Equity in losses of unconsolidated entities	—	—		—		(1,450)	(5,746)
Income before income taxes	15,911	24,144		34,857		81,423	81,204

Income taxes	6,425	9,788		13,923		31,987	31,716
Net income	$9,486	$14,356		$20,934		$49,436	$49,488

Net income per share:
Basic	$0.37	$0.56		$0.69		$1.53	$1.54
Diluted	$0.37	$0.53		$0.67		$1.48	$1.52

Weighted average shares outstanding:
Basic	25,801	25,837		30,273		32,406	32,096
Diluted	25,868	27,220		31,436		33,370	32,552

Cash dividends per common share	$—	$—		$—		$0.03	$0.12

Cash flow data:
Net cash provided by operating activities	$42,446	$65,581		$69,202		$95,555	$105,489

	Fiscal Year Ended (1)
	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004	January 2, 2005
	($ in thousands, except per share data)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,029	$16,349	$29,555	$38,006	$25,518
Rental inventory, net	61,773	88,424	82,880	102,479	126,541
Total assets	217,536	270,132	361,209	457,884	492,142
Long-term debt, less current maturities	40,600	26,000	—	—	—
Stockholders’ equity	129,209	162,182	259,051	320,116	331,134

Other Data:
Number of stores at end of period	1,020	1,415	1,784	2,158	2,482
Average revenues per store (7)	$328	$342	$337	$355	$341
Adjusted EBITDA (8)	$39,744	$59,581	$78,260	$109,416	$111,674
Increase (decrease) in same store revenues (9)	3.8%	2.7%	3.2%	7.0%	(1.5)%

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

(3)                                  Includes pre-tax charge of $6.3 million to correct our accounting for leasehold improvements, including $2.9 million related to prior periods, which was accounted for as an immaterial prior period correction (see Note 1 to our consolidated financial statements).

(4)                                  Includes a $1.6 million charge related to the amendment of our supply agreement with Rentrak Corporation.

(5)                                  Includes a $4.0 million charge related to a legal settlement in the second quarter of fiscal 2002.

(6)                                  Represents compensation expense associated with stock options that were repriced in March 2001 that were subsequently accounted for as variable stock options and compensation expense for stock options that were repurchased from current and former executives in the third quarter of fiscal 2004.  (see Note 6 to our consolidated financial statements).

(7)                                  Calculated as total revenues divided by the weighted average number of stores open in each fiscal year.  Results for the fiscal year ended January 6, 2002 include approximately $9,000 per store related to the extra fifty-third week.

(8)                                  Adjusted EBITDA is defined as net cash provided by operating activities before changes in operating assets and liabilities,interest and taxes.   Adjusted EBITDA is presented primarily as an alternative measure of liquidity, although we also use it as an internal measure of performance for making business decisions and compensating our executives.  It is also a widely accepted financial indicator in the home video specialty retail industry of a company’s ability to incur and service debt, finance its operations and meet its growth plans.  However, our computation of Adjusted EBITDA is not necessarily identical to similarly captioned measures presented by other companies in our industry.  We encourage you to compare the components of our reconciliation of Adjusted EBITDA to cash flows from operations in relation to similar reconciliations provided by other companies in our industry.  Our presentation of net cash provided by operating activities and Adjusted EBITDA treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  We believe this presentation is meaningful and appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Our calculation of Adjusted EBITDA excludes the impact of changes in operating assets and liabilities.  This adjustment eliminates temporary effects attributable to timing differences between accrual accounting and actual cash receipts and disbursements, and other normal, recurring and seasonal fluctuations in working capital that have no long-term or continuing affect on our liquidity.  Investors should consider our presentation of Adjusted EBITDA in light of its relationship to cash flows from operations, cash flows from investing activities and cash flows from financing activities as shown in our statements of cash flows.  Adjusted EBITDA is not necessarily a measure of “free cash flow” because it does not reflect periodic changes in the level of our working capital or our investments in new store openings, business acquisitions, or other long-term investments we may make.  However, it is an important measure used internally by the executive management of our company in making decisions about where to allocate resources to grow our business.

In prior periods, we presented a reconciliation of Adjusted EBITDA to operating income.  We changed the format of our reconciliation beginning in the first quarter of fiscal 2004 to reconcile Adjusted EBITDA to net cash provided by operating activities.  We have recast the reconciliations for prior periods to conform to the new presentation.  Adjusted EBITDA for fiscal years  2001 and 2002 has been restated to include the impact of non-recurring charges of $1.6 million related to a supply contract amendment and $4.0 million related to a legal settlement, respectively, which were added back to the calculation of Adjusted EBITDA in prior year presentations.  Our calculation of adjusted EBITDA is reconciled to net cash provided by operating activities as follows (in thousands):

	Fiscal Year Ended (1)
	December 31, 2000	January 6, 2002	January 5, 2003	January 4, 2004	January 2, 2005

Net cash provided by operating activities	$42,446	$65,581	$69,202	$95,555	$105,489
Changes in operating assets and liabilities	(8,235)	(9,438)	3,218	9,189	(2,744)
Tax benefit of stock options exercised	—	(5,273)	(4,454)	(3,747)	(4,305)
Deferred income taxes	(4,671)	(3,703)	(4,653)	(24,036)	(19,106)
Interest expense	3,779	3,026	1,024	468	624
Income taxes	6,425	9,788	13,923	31,987	31,716
Adjusted EBITDA	$39,744	$59,981	$78,260	$109,416	$111,674

(9)                                  Same-store revenues are calculated based on the aggregate revenues from stores we have operated for at least 13 months.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate approximately 2,500 home video retail stores that rent and sell movies and video games, primarily in rural and secondary markets throughout North America.  We compete with the other two national chains (Blockbuster and Hollywood) in approximately one-third of our store locations.  We believe that we are the market leader in the majority of our target markets, where we do not compete with the other two national chains.  We estimate that there are approximately 2,500 to 3,500 markets still available for expansion in rural America, where we do not compete with the other two national chains, as well as additional opportunities throughout Canada and Mexico.  We currently plan to open approximately 400 new stores in 2005 and, subject to market and industry conditions, and the integration of our pending acquisition, if consummated, of Hollywood, to continue to open new stores at a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods), which provides the home video industry with an approximately 45 day period during which they can rent and sell new releases before they are made available on pay-per-view or other distribution channels.  According to Adams Media Research, the home video industry currently provides approximately 57% of studio revenue.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.  For a more detailed discussion of our business and the home video industry, see the Business discussion contained in Part I, Item 1 of this Annual Report on Form 10-K.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry.  We strive to minimize the operating and overhead costs associated with our business, which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our compound annual growth rate for consolidated revenue and operating income from 2000 to 2004 is 25.5% and 45.2%, respectively.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent, and payroll.  Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

•                  Revenues.  Our business is a cash business with initial rental fees paid upfront by the customer.  Our management team constantly works with inventory levels, marketing and sales promotions, real estate strategies, and personnel issues in order to maximize profitable revenues at each location.  Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole.

•                  Product purchasing economics.  In order to maintain the desired profit margin in our business, purchases of inventory for both rental and sale must be carefully managed.  Our purchasing models are designed to analyze the impact of the economic factors inherent in the various pricing strategies employed by the studios.  We believe that we are able to achieve purchasing levels tailored for the customer demographics of each of our markets and to maximize the return on investment of our inventory purchase dollars.

•                  Store level cost control.  The most significant store expenses are payroll and rent, followed by all other supply and service expenditures.  We attempt to control these expenses primarily through budgeting systems and centralization of purchases into the corporate support center.  This enables us to measure performance carefully against expectations and to leverage our purchasing power.   Our rural focus also provides the benefit of reduced labor and real estate costs in the secondary markets we serve versus the costs associated with larger urban markets.

•                  Leverage of overhead expenses.  We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs.  Our general and administrative expenses include the costs to maintain our corporate support center as well as the overhead costs of our field management team.

•                  Operating cash flows.  We have generated significant levels of cash flow for several years.  We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations.

The following discussion of our results of operations, liquidity and capital resources will provide further insight into our performance over the last three years.

Pending Acquisitions

On January 9, 2005, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hollywood Corporation (Nasdaq: HLYW) (“Hollywood”) providing for our acquisition of Hollywood for approximately $850 million in cash plus our assumption of approximately $350 million in debt of Hollywood.  Hollywood is the second largest home video specialty retailer in the United States, operating approximately 2,000 stores in 47 states and the District of Columbia, some of which contain the approximately 700 Game Crazy video game specialty retail stores, where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories.  Pursuant to the Merger Agreement, we will merge a subsidiary of ours with and into Hollywood, with Hollywood surviving the merger as our wholly-owned subsidiary.

Upon consummation of the merger, the shareholders of Hollywood will receive $13.25 in cash for each outstanding share of Hollywood common stock that they own.  In addition, each option to purchase Hollywood common stock will be cancelled in exchange for an amount equal to $13.25 less the exercise price of the option.

In connection with the Merger Agreement and the refinancing of substantially all of the existing indebtedness of Hollywood and Movie Gallery (including our existing $75.0 million unsecured revolving credit facility with SouthTrust Bank (now Wachovia)), we expect to obtain a senior secured credit facility guaranteed by Hollywood and all of our material subsidiaries in an aggregate amount of $720.0 million, consisting of a new $75.0 million revolving credit facility with a $25 million accordion feature and two term loan facilities in an aggregate principal amount of $645.0 million.  Wachovia Bank, National Association and Merrill Lynch Capital Corporation and their affiliates will arrange the senior secured credit facility.  We also anticipate that Wachovia Capital Markets, LLC will arrange for an offering of senior unsecured notes by us in an amount of up to $475 million.  We expect that the maturities in our revolving credit facility and term loans will be five or six years from the consummation of the merger and that the maturity of the senior notes will be seven or eight years from the consummation of the merger.  As part of the refinancing of Hollywood’s debt, at our request, Hollywood will commence a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011.

Consummation of the Hollywood merger is subject to the satisfaction of a variety of closing conditions, including the approval of the proposed merger by the shareholders of Hollywood and our consummation of the financing necessary to fund the acquisition.  In addition, both we and Hollywood have customary termination rights in some circumstances, including a right by Hollywood to terminate the Merger Agreement to accept an unsolicited superior acquisition proposal.  We can make no assurances that we will successfully acquire Hollywood or, if we do acquire Hollywood, that we will successfully integrate its business with our business.

The combination of our company and Hollywood would create the second largest North American video rental company with pro-forma combined annual revenue of approximately $2.6 billion and approximately 4,500 stores located in all 50 U.S. states, Canada and Mexico.  The acquisition will substantially increase our presence on the West Coast and in urban areas.  Hollywood’s predominantly West Coast urban superstore locations present little overlap with our predominantly East Coast rural and suburban store locations.  We also believe that there is an opportunity to improve the profitability of Hollywood because the combined companies will offer potential general and administrative cost savings and increased purchasing leverage.

If we are successful in acquiring Hollywood, we anticipate that we would maintain the Hollywood format and brand separately from our Movie Gallery business because of Hollywood’s distinct operational model and to ensure customer continuity after the acquisition. During our integration of the operations of Hollywood with ours, we will evaluate our operational, growth, dividend and other strategies and policies discussed in this report and will modify our strategies and policies as appropriate or required by industry and operating conditions.

On March 2, 2005, we entered into a definitive agreement with VHQ to commence a tender offer for all of its outstanding common stock at a price of C$1.15 per share.  Total consideration for the transaction is approximately C$20.4 million (US $16.5 million), including C$17.5 million in equity and C$2.9 million in assumed debt.  The common stock of VHQ trades on the Toronto Stock Exchange under the symbol “VHQ.” VHQ owns and operates 61 video rental stores in secondary and suburban markets in Alberta, Saskatchewan and the Northwest Territories.

The VHQ transaction is conditioned upon, among other matters, the tender of two-thirds of VHQ's outstanding shares into the offer and the receipt of certain third party consents.  Shareholders of VHQ representing approximately 50% of the outstanding shares have committed to tender their shares into our offer.  The transaction is also subject to customary regulatory approvals, including receipt of notice from the Minister of Culture that the acquisition provides a net benefit to Canada, consistent with the conditions of the Investments Canada Act.

Lease Accounting Charge

Subsequent to the end of fiscal 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements including the recognition of incentive payments received from landlords.  We determined that leasehold improvements, in some cases, were depreciated over a longer period than the lease term.  As a result, we recorded a cumulative fourth quarter adjustment to correct depreciation expense of $6.3 million ($3.9 million after-tax or $0.12 per diluted share), of which $2.9 million ($1.8 million after-tax or $0.05 per diluted share) of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements.  This accounting adjustment does not affect our historical or future cash flows.  This correction will increase depreciation expense in fiscal 2005 by approximately $2.7 million.

Results of Operations

Selected Financial Statement and Operational Data:

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	($ in thousands, except per share data)

Rental revenues	$490,836	$629,793	$729,167
Product sales	38,152	62,602	62,010
Total revenues	528,988	692,395	791,177

Cost of rental revenues	164,818	184,439	208,160
Cost of product sales	29,852	50,143	41,942
Total gross profit	$334,318	$457,813	$541,075

Store operating expenses	$253,865	$324,466	$395,425
General and administrative expenses	$40,995	$46,522	$54,644
Stock option compensation	$2,279	$1,481	$831
Equity in losses of unconsolidated entities	$—	$1,450	$5,746

Operating income	$35,881	$83,341	$87,574
Net income	$20,934	$49,436	$49,488
Net income per diluted share	$0.67	$1.48	$1.52

Cash dividends per common share	$—	$0.03	$0.12

Rental margin	66.4%	70.7%	71.5%
Product sales margin	21.8%	19.9%	32.4%
Total gross margin	63.2%	66.1%	68.4%

Percent of total revenues:
Rental revenues	92.8%	91.0%	92.2%
Product sales	7.2%	9.0%	7.8%
Store operating expenses	48.0%	46.9%	50.0%
General and administrative expenses	7.8%	6.7%	6.9%
Stock option compensation	0.4%	0.2%	0.1%
Operating income	6.8%	12.0%	11.1%
Net income	4.0%	7.1%	6.3%

Same-store revenue increase (decrease)	3.2%	7.0%	(1.5)%

Store Count:
Beginning of period	1,415	1,784	2,158
New store builds	145	241	314
Stores acquired	265	170	74
Stores closed	(41)	(37)	(64)
End of period	1,784	2,158	2,482

Revenue.  For fiscal 2003 and 2004, total revenues increased 30.9% and 14.3%, respectively, from the prior years.  The increases were primarily due to same-store revenue growth of 7.0% in fiscal 2003 and increases in the average number of stores operated in fiscal 2003 and 2004 of 24.0% and 19.0%, respectively. The revenue increase in fiscal 2004 was partially offset by a same-store revenue decrease of 1.5%.

The following factors contributed to a decrease in our same-store revenues for fiscal 2004 versus 2003:

•                  A weak home video release schedule in fiscal 2004, primarily in the third and fourth quarters, contributed to flat movie rental revenue comps; there were 36% fewer titles in 2004 with box office revenues greater than $100 million than in 2003 (most of which were concentrated in the third and fourth quarters);

•                  A decline in revenue from the game rental business of approximately 7.0%, reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for a late 2005 release; additionally, there was a shortage of PlayStation 2 and Xbox game hardware in the fourth quarter of 2004;

•                  A decrease in product sales revenue of approximately 11.5% due to a reduction in new release sell-through movie inventory;

•                  Disruption of normal daily operations at approximately 325 stores in Florida and Alabama due to an unprecedented hurricane season in August and September of 2004; and

•                  The broadcast of the Summer Olympics during the third quarter of 2004.

The increase in same-store revenues for fiscal 2003 over fiscal 2002 resulted primarily from:

•                  DVD rental revenue growth of approximately 87%, offset partially by a decline in VHS rental revenue of approximately 37% due to the continuing consumer transition to the DVD format;

•                  Growth of approximately 27% in sales of previously viewed movie inventory;

•                  Video game rental revenue increases of approximately 4%;

•                  Growth in product sales revenue of approximately 35%, primarily as a result of a significant expansion of new movie inventory available in the stores beginning during the latter half of 2002, as well as the continuing consumer transition to the DVD format; and

•                  Continued revenue growth in the Video Update stores we acquired in December 2001 with an overall same-store revenues increase of approximately 13%. (The impact of the Video Update growth is also included in the overall revenue growth by category as described in the previous bullet points.)

The mix of total revenue between rental revenue and product sales revenue reflects an elevated level of product sales revenue in fiscal 2003 as compared to fiscal 2002 and 2004.  This elevation was due to a significant expansion of new movie inventory available in our stores in order to accommodate the increased consumer demand for retail movies and to complement our rental business during the height of the transition of our customer base to the DVD format.  This expansion began during the latter half of fiscal 2002 and was maintained throughout fiscal 2003.  In the early part of fiscal 2004, we began to reduce our levels of new release movie inventory available for sale in the stores in order to focus the mix on higher margin inventory items.  We evaluate our product sales inventory mix and inventory levels on a regular basis and make periodic adjustments to our retail inventory mix based on our operating strategies and customer trends.  Product sales revenue has been less than 10% of total revenue in each of the last five years.  We expect rental revenue to continue to represent the majority of our business.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for fiscal 2002, 2003 and 2004 was 66.4%, 70.7% and 71.5%, respectively.  In the fourth quarter of 2002, we made a strategic decision to make a portion of our base stock, or catalog, VHS rental inventory available for sale during the holiday period as previously viewed inventory.  The sale of base stock VHS rental inventory was designed to make room on our store shelves for a significant investment in base stock DVD rental inventory, which arrived in stores in the first quarter of 2003 and did not have a material impact on our gross margin.  Our decision to make this investment in base stock DVD was primarily driven by the continued growth in consumer acceptance of the DVD platform in our core markets throughout 2002 and resulted in a corresponding change in the estimates used to amortize rental inventory.  The rental margin for fiscal 2002 and 2003 includes approximately $27.9 million and $5.9 million, respectively, related to this change in estimate.  (See Note 1 to our consolidated financial statements.)  Excluding the impact of the rental inventory amortization change, the rental margin for fiscal 2002 and 2003 would have been 72.1% and 71.7%, respectively, compared to 71.5% in fiscal 2004.

The most significant factors that impacted the fiscal 2004 rental margin were:

•                  An increase in the margin due to the comparison against the impact of the $5.9 million charge related to the fiscal 2002 change in estimate as described above; offset by

•                  Pressure on the rental margin due to negative same-store revenues of 1.5% and softness in the game industry, as previously discussed.

The increase in the fiscal 2003 rental margin was primarily the result of:

•                  Comparison against the impact of the $27.9 million charge in fiscal 2002 for a change in estimate as described above;

•                  The increasing shift of movie rentals from VHS to DVD - DVD rentals constituted approximately 34% and 54% of total movie rentals in fiscal 2002 and 2003, respectively; DVD has a lower cost structure than VHS has historically had, and the acceptance of DVD has influenced reductions in studio pricing of the VHS format during the last year; offset partially by

•                  Amortization of our $5.4 million investment in DVD catalog inventory that took place in the first quarter of 2003 as described above.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions, and other goods sold.  Theatrical new movie releases typically have a much lower margin than concessions and other goods.  The gross margin on product sales is subject to fluctuation based on the relative mix of low margin sales of theatrical new movie inventory to higher margin sales of concessions and other items.  The gross margin on product sales for fiscal 2002, 2003 and 2004 was 21.8%, 19.9% and 32.4%, respectively.  The decrease in the fiscal 2003 product sales margin reflects the expanded selection of lower margin, theatrical new movie releases to complement the transition of our customer base to the DVD format, as previously discussed.  The product sales margin increase in fiscal 2004 reflects an overall shift in our inventory mix to higher margin inventory items as a result of a reduction in the levels of theatrical new release movie inventory available for sale in the stores.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings.  Store operating expenses as a percentage of total revenue was 48.0%, 46.9% and 50.0% in fiscal 2002, 2003 and 2004, respectively.  In fiscal 2004, we reclassified costs associated with our investments in various alternative delivery vehicles for movie content from store operating expenses to equity in losses of unconsolidated entities in our statements of income.  Costs from the prior year have been reclassified to conform to the current year presentation.

The increase in store operating expenses as a percentage of total revenue in fiscal 2004 is primarily due to:

•                  An increase to depreciation expense in the fourth quarter of $6.3 million (of which $2.9 million relates to prior years) related to the correction of errors in our historical amortization practice for leasehold improvements;

•                  The 1.5% decrease in same-store revenues in 2004, as certain operating expenses are fixed and result in an increase as a percentage of revenue when revenues decline; and

•                  Continued growth in the number of new store openings generating store opening and start-up costs for a larger number of immature stores in the revenue base versus the prior year (our store base has increased by 15% or more in each of the last three years).

The following factors contributed to a reduction in store operating expenses as a percentage of total revenue in fiscal 2003:

•                  Same-store revenues increase of 7.0% in fiscal 2003;

•                  Strong performance of new stores;

•                  Continued closure of under-performing units;

•                  Continued initiatives to reduce operating costs;

•                  Leverage from our Video Update transaction against the same-store revenue increases; offset slightly by

•                  Growth in the number of new store openings generating store opening and start-up costs for a larger number of immature stores in the revenue base versus the prior year.

General and administrative expenses as a percentage of revenue were 7.8%, 6.7% and 6.9% in fiscal 2002, 2003 and 2004, respectively.  The increase in general and administrative expenses as a percentage of revenue from fiscal 2003 to 2004 is due to:

•                  The same-store revenue decrease of 1.5% in fiscal 2004; and

•                  Overhead increases to support our future growth plans, which include continued expansion in geographic areas where our market penetration is lower and costs associated with some of our new business initiatives.

The decrease from fiscal 2002 to 2003 is primarily the result of:

•                  The same-store revenue increase of 7.0% in fiscal 2003;

•                  Comparison against a legal settlement charge of $4.0 million with respect to our extended viewing fee policy in fiscal 2002; and

•                  Elevated costs and expenses in fiscal 2002 associated with the conversion of the Video Update stores point of sale system; offset partially by

•                  Overhead increases to support new initiatives and our future growth plans, which include expansion into new geographic areas where our market penetration is lower.

Stock option compensation expense in periods prior to the third quarter of 2004 represents the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options.  Due to the relatively small number of these options that remain outstanding, we expect future adjustments to income from non-cash stock option compensation to be immaterial. Stock option compensation during fiscal 2004 also includes expense related to our decision to repurchase 145,900 shares of common stock from current and former executives, resulting in compensation expense of approximately $767,000 being recognized for the intrinsic value of those options (see Note 6 to our consolidated financial statements).

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income increased by 132% in fiscal 2003 and by 5.1% in fiscal 2004.

Interest Expense.  Interest expense includes fees for the unused borrowings available under our credit facility and amortization of the associated debt issue costs, as well as the costs of any outstanding borrowings under our credit facility, net of interest income.  We repaid all of our outstanding debt in May 2002 with the proceeds from our common stock offering, resulting in a reduction of interest expense in fiscal 2003 versus 2002.   Interest expense increased in fiscal 2004 versus 2003 as a result of borrowings outstanding for several months during 2004.

Equity in losses of unconsolidated entities.  During the last half of 2003, we began to make some investments in various alternative delivery vehicles (both retail and digital) for movie content, and we began to explore other business initiatives within our existing base of stores, including tests of a game store-within-a-store, movie trading and in-store movie subscriptions.  We do not anticipate that any of these alternatives will replace our base video rental business.  However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business.  The expenses associated with our investments in alternative delivery vehicles are reflected as equity in losses of unconsolidated entities on our statements of income.  ($885,000, net of tax, for 2003 and $3.5 million, net of tax, for 2004).  These costs were previously included in store operating expenses on the statements of income.

Income Taxes. We had federal and state net operating loss carryforwards at January 2, 2005 of approximately $103 million and $45 million, respectively (see Note 5 to our consolidated financial statements).  These net operating loss carryforwards resulted primarily from the Video Update acquisition in 2001and expire in years 2007 through 2021.  During the year, adjustments were made to the valuation allowance for state net operating losses that were not charged to income tax expense in the amount of $1.8 million.  Accordingly, we have adjusted our recorded valuation allowance to $32.6 million related to the net deferred tax assets of $38.7 million.  This valuation allowance has been established since there exists uncertainty regarding our ability to realize these net operating losses in their entirety.

In forming our conclusion about the future recoverability of the net operating losses from our 2001 acquisition of Video Update, we considered, among other things, the applicable provisions of the federal tax code, which limit the deductibility of net operating loss carryforwards to the post-acquisition taxable income (on a cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of these net operating losses.  We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, and our expectations of future taxable income during the carryforward period, changes in tax law, IRS interpretive guidance, and judicial rulings.  If facts and circumstances in the future should warrant an increase in the net operating loss carryforwards expected to be realized, a reduction in the valuation allowance would occur and may result in a reduction in our effective income tax rate, which was 40%, 39% and 39% for fiscal 2002, 2003 and 2004, respectively.

Deferred income tax liabilities have increased during fiscal 2004.  This is primarily the result of a significant acceleration in the tax depreciation of newly purchased assets since the fourth quarter of 2001.  The acceleration on tax depreciation was due to special provisions implemented after the events of September 11, 2001 that expired on December 31, 2004.  Accordingly, it is anticipated that the cumulative excess tax depreciation levels we currently have will begin to decline.  A portion of this decline may continue to be offset by continued new store growth.

We have analyzed each deferred tax asset and determined that it is more likely than not that these assets will be realized.  Accordingly, we have concluded that, apart from the valuation allowance related to the net operating losses, no additional valuation allowances are necessary as of the end of fiscal 2004.  In our evaluation of the deferred tax assets related to the capital loss carryforward and the equity investments, we concluded that there existed viable and feasible tax planning strategies that we could implement to realize these deferred assets.  It should be noted that a change in the valuation of certain capital assets may impact the tax planning strategy relied upon.  Should this occur, it could impact the analysis and require that a valuation allowance be placed against all or a portion of these deferred tax assets.

General Economic Trends, Quarterly Results of Operations and Seasonality

Our business is subject to fluctuations in operating results due to a number of factors, many of which are outside of our control.  These fluctuations may be caused by, among other things:

•                  the number, timing and performance of new or acquired stores;

•                  public acceptance of, interest in, and availability of newly released movies;

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

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores.  We fund inventory purchases, remodeling, rebranding, and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations and, as necessary, from loans under our credit facility.  At January 2, 2005, we had cash and cash equivalents of $25.5 million, no long-term debt and $72.5 million in available borrowings under our credit facility.

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	($ in thousands)
Statements of Cash Flow Data:

Net cash provided by operating activites	$69,202	$95,555	$105,489
Net cash used in investing activities	(99,198)	(94,490)	(75,085)
Net cash provided by (used in) financing activities	43,428	3,333	(45,353)

Other Data:

Adjusted EBITDA	$78,260	$109,416	$111,674
Adjusted EBITDA (percent of total revenue)	14.8%	15.8%	14.1%

The increases in net cash provided by operating activities were primarily attributable to the revenue growth as a result of the continued expansion of our store base, offset partially in fiscal 2004 by a 1.5% decline in same-store revenues.  Net cash provided by operating activities continues to be our primary source of funding for substantially all of our rental inventory replenishment and capital resource needs.

In the first quarter of 2004, we began reporting the on-going purchases of new release rental inventory as an operating activity in the statement of cash flows rather than as an investing activity as previously reported.   We believe this classification is appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Purchases of rental inventory for new stores or other significant investments in base stock rental inventory continue to be classified as investing activities in the statements of cash flows as these purchases represent a long-term investment in our business.  Rental inventory purchases in the prior years have been reclassified to conform to the current year presentation for comparative purposes.  The reclassification had no impact on our financial position or results of operations as previously reported.

The fiscal 2003 balance sheet reflects the reclassification of certain outstanding checks.  The reclassifications were made between cash and cash equivalents, prepaid expenses and accounts payable in order to conform with current year presentation.  The corresponding reclassifications were made in the cash flows for fiscal 2002 and 2003.  The reclassifications reduced net cash provided by operating activities by $10.0 million and $5.7 million in fiscal 2002 and 2003, respectively.

Net cash used in investing activities includes the costs of business acquisitions, new store additions and investments in base stock rental inventory.  The decreases in net cash used in investing activities during fiscal 2004 and 2003 were primarily due to declining levels of business acquisitions, offset partially by increased new store openings and in fiscal 2003, by the purchase of a corporate aircraft and lighting retrofits in many of our stores to achieve savings in the cost of utilities.

Net cash provided by financing activities for fiscal 2002 primarily reflects $66.8 million in net proceeds from a common stock offering, partially offset by the net repayment of $26.0 million in long-term debt.  In fiscal 2004, we repurchased 2,624,712 shares of our common stock at an average price of $18.06 per share and paid dividends to shareholders of $3.9 million, offset by proceeds from the exercise of stock options and our employee stock purchase plan, resulting in net cash used in financing activities of $45.4 million.  The only financing activity in fiscal 2003 was proceeds from the exercise of stock options of $3.3 million.

In each quarter of fiscal 2004, our board of directors declared a cash dividend of $0.03 per share under our dividend policy instituted in December 2003.  We currently intend to continue to pay similar quarterly cash dividends on our common stock.  However, the payment of future dividends is subject to the discretion of our board of directors.  Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, our successful integration of Hollywood (assuming we consummate the proposed acquisition), the terms of any documents governing our indebtedness (including the terms of the financing we may consummate to fund our proposed acquisition of Hollywood), and other factors that our board of directors considers relevant.

Adjusted EBITDA in fiscal 2003 and 2004 increased 39.8% and 2.1%, respectively, over the prior years.  The increase was primarily driven by revenue growth as a result of the continued expansion of our store base, offset partially in fiscal 2004 by a 1.5% decline in same-store revenues and an increase in the investments of alternative delivery vehicles.

Adjusted EBITDA is defined as net cash provided by operating activities before changes in operating assets and liabilities, interest and taxes.  Adjusted EBITDA is presented primarily as an alternative measure of liquidity, although we also use it as an internal measure of performance for making business decisions and compensating our executives.  It is also a widely accepted financial indicator in the home video specialty retail industry of a company’s ability to incur and service debt, finance its operations and meet its growth plans.  However, our computation of Adjusted EBITDA is not necessarily identical to similarly captioned measures presented by other companies in our industry.  We encourage you to compare the components of our reconciliation of Adjusted EBITDA to cash flows from operations in relation to similar reconciliations provided by other companies in our industry.  Our presentation of net cash provided by operating activities and Adjusted EBITDA treats rental inventory as being expensed upon purchase instead of being capitalized and amortized.  We believe this presentation is meaningful and appropriate because our annual cash investment in rental inventory is substantial and in many respects is similar to recurring merchandise inventory purchases considering our operating cycle and the relatively short useful lives of our rental inventory.  Our calculation of Adjusted EBITDA excludes the impact of changes in operating assets and liabilities.  This adjustment eliminates temporary effects attributable to timing differences between accrual accounting and actual cash receipts and disbursements, and other normal, recurring and seasonal fluctuations in working capital that have no long-term or continuing affect on our liquidity.  Investors should consider our presentation of Adjusted EBITDA in light of its relationship to cash flows from operations, cash flows from investing activities and cash flows from financing activities as shown in our statements of cash flows.  Adjusted EBITDA is not necessarily a measure of “free cash flow” because it does not reflect periodic changes in the level of our working capital or our investments in new store openings, business acquisitions, or other long-term investments we may make.  However, it is an important measure used internally by the executive management of our company in making decisions about where to allocate resources to grow our business.

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

	Fiscal Year Ended
	January 5, 2003 (1)	January 4, 2004	January 2, 2005

Net cash provided by operating activities	$69,202	$95,555	$105,489
Changes in operating assets and liabilities	3,218	9,189	(2,744)
Tax benefit of stock options exercised	(4,454)	(3,747)	(4,305)
Deferred income taxes	(4,653)	(24,036)	(19,106)
Interest expense	1,024	468	624
Income taxes	13,923	31,987	31,716
Adjusted EBITDA	$78,260	$109,416	$111,674

(1)  Note that Adjusted EBITDA for fiscal 2002 has been restated to include the impact of a $4 million non-recurring charge related to a legal settlement which was added back to the calculation of Adjusted EBITDA in the prior year presentation.

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank (now Wachovia), with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended in September 2004, provides for an increase in borrowings from $65 million up to $75 million and an extended maturity date of July 3, 2006.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of January 2, 2005, there were no outstanding borrowings under our credit facility. The amounts available for borrowing were reduced by standby letters of credit outstanding of $2.5 million and totaled $72.5 million as of January 2, 2005.

The following table discloses our contractual obligations and commercial commitments as of January 2, 2005   (see Notes 4 and 7 to our consolidated financial statements):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Credit facility – outstanding(1)	$—	$—	$—	$—	$—
Operating leases	342,867	10,280	239,680	65,438	27,469
Total contractual cash obligations	$342,867	$10,280	$239,680	$65,438	$27,469

(1)                                  The total commercial commitment under our credit facility is $75 million, which expires on July 3, 2006.  As of January 2, 2005, there were standby letters of credit outstanding under the credit facility of $2,537,000, of which $212,000 expires in 2005, and $2,325,000 expires in 2006.

At January 2, 2005, we had a working capital deficit of $31.9 million, primarily due to the accounting treatment of rental inventory.  Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle within one year. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 314 internally developed stores, acquired 74 stores and closed 64 stores during fiscal 2004.  We will continue to evaluate acquisition opportunities in 2005 as they arise.  To the extent available, new stores and future acquisitions may be completed using funds available under our credit facility, financing provided by sellers or alternative financing arrangements, such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

Capital requirements to fund new store growth in fiscal 2004, including the base stock rental inventory investment, were $40.9 million.  Additionally in fiscal 2004, we incurred $21.2 million in other on-going capital expenditure requirements for the existing store base.  Capital requirements to fund new store growth in fiscal 2005, including the base stock rental inventory investment, are estimated at $52 million.  We expect other ongoing capital expenditures for 2005 to approximate $25 million.   In fiscal 2005, we expect capital requirements to fund the acquisitions of Hollywood and VHQ to total approximately $1.1 billion.  We expect to finance the amounts through cash on hand, borrowings under our new senior secured credit facility and our proposed offering of senior unsecured notes. See “Pending Acquisitions.”

We purchase rental inventory under two different cost structures.  Under “fixed cost” arrangements, we pay a flat purchase price with no further obligations to our vendor.  Under “revenue sharing” arrangements, we pay a lower fixed cost per unit and then “share” a predetermined portion of the future rental revenues with the studio for an agreed upon period of time following the release date of the product.  Fixed cost purchases are capitalized and amortized as rental inventory on our balance sheet, in accordance with our stated accounting policies.  The fixed portion of the cost of revenue-share product is capitalized and amortized as rental inventory on our balance sheet, while the revenue sharing payments are expensed as incurred and reflected in gross profit on our income statement.  Rental inventory purchases included in net cash provided by operating activities include the costs of all our fixed cost purchases as well as the fixed portion of costs associated with our revenue-share product, while the revenue sharing expenses are reflected in net cash provided by operating activities through net income.  (Note that rental inventory purchases for new stores or other significant investments in base stock rental inventory are not classified as operating activities, but instead as investing activities in our statements of cash flows.)  Rental inventory purchases will be higher in periods with more fixed cost purchases versus revenue share purchases.  The mix of fixed cost and revenue share product purchased in any given period is dependent upon the purchasing economics of the titles released in that period and is not determined until the monthly orders are placed with our suppliers.  As such, we are unable to provide guidance regarding the expected future amounts of rental inventory purchases as reflected in our statements of cash flows.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility, and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, excluding our proposed acquisition of Hollywood, through fiscal 2005.  Our proposed acquisition of Hollywood will require debt financing in an aggregate amount of approximately $1.1 billion and will include a refinancing of our existing revolving credit facility.  To fund additional major acquisitions, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated, or if we increase our growth plan, we may need to seek additional or alternative sources of financing.  This financing may not be available on satisfactory terms, or at all.  Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

Our ability to fund our current plan of operations and our growth plan will depend upon our future performance, (including, if we acquire Hollywood, our successful integration and operation of its business) which is subject to general economic, financial, competitive, and other factors that are beyond our control.  We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating the business and service any debt incurred in the future.  If we are unable to satisfy these requirements with cash flow from operations and cash on hand, we may be required to sell assets or to obtain additional financing.  We cannot assure you that any such sales of assets or additional financing could be obtained.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans.  The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting.  The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.5 million, $3.7 million and $4.3 million in 2002, 2003 and 2004, respectively. Statement 123R is effective for interim and annual reporting periods beginning after June 15, 2005.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements as filed in this Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

A major component of our cost structure is the amortization of our rental inventory.  Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years.  We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition.  This method is based on historical customer demand patterns from “street date” (the date studios release various titles for distribution to our stores) through the end of the average useful life.  In order to determine the appropriate useful lives and salvage values, we analyzed the actual historical performance trends of our rental inventory.  We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory.  Our established salvage values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the salvage values established by competitors in our industry.  We believe our estimated useful lives and salvage values are appropriately matched to our current rental business and are consistent with industry trends.  However, should rental patterns of consumers change or should market values of previously viewed inventory decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within three to five years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in salvage values or a combination of both courses of action.  We believe that any acceleration in the rental amortization rates would not have a long-lasting impact, as the majority of our current rental purchases are substantially depreciated within the first two to three months after “street date” under our existing policy.  We could be required to reduce salvage values that we currently carry on VHS inventory if we are unable to dispose of that inventory at a rate relatively consistent with the consumers’ transition to DVD.   In the past, we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies.  However, we cannot assure you that we will be able to fully anticipate the impact of the transition to DVD or any other formats in the future, and we could incur losses on the sale of previously viewed movies in the future.  As of January 4, 2004, and January 2, 2005, we had $102.5 million and $126.5 million, respectively, in rental inventory on our balance sheet.  VHS, DVD and games constituted 55%, 37% and 8%, respectively, of total rental inventory units as of January 4, 2004 compared to 38%, 55% and 7%, respectively, of total units as of January 2, 2005.  As of January 2, 2005, the net book value of our VHS rental inventory is approximately 20% of the net book value of our total rental inventory.

We assess the fair value and recoverability of our long-lived assets, including rental inventory, property, furnishings and equipment, and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors in order to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry, the market valuation of our common stock, and the overall economic environment.  When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record impairment charges not previously recognized.

We test goodwill for impairment on an annual basis.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.  As of January 2, 2005, we have $143.8 million in goodwill on our balance sheet.

We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date.  We engage independent valuation specialists to assist when necessary.  If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation. With the exception of the Video Update acquisition in 2001, we have not experienced any significant adjustments to the valuation of assets or liabilities acquired in business combinations in the last seven years.  Our acquisitions are typically small businesses for which we generally do not assume liabilities and for which the assets acquired consist primarily of inventory, fixtures, equipment, and intangibles.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to net operating loss carryforwards (NOLs) that we acquired in the 2001 acquisition of Video Update.  In forming our conclusion about the future recoverability of the net operating losses from our 2001 acquisition of Video Update, we considered, among other things, the applicable provisions of the federal income tax code, which limit the deductibility of net operating loss carryforwards to the post-acquisition taxable income (cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of these net operating losses.  We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, changes in tax law, IRS interpretive guidance and judicial rulings.  If facts and circumstances in the future should warrant elimination or reduction of the valuation allowance related to these NOLs, our effective income tax rate, which was 40%, 39% and 39% for fiscal 2002, 2003 and 2004, respectively, could be reduced.

Related Party Transactions

Please refer to Note 8 to our consolidated financial statements for disclosures regarding our significant related party transactions.

Forward-Looking Statements

With respect to forward-looking statements, please refer to the disclosures set forth under “Forward Looking Statements” in Part I, Item 1 of this Form 10-K.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates).  We currently have no amounts outstanding under our credit facility, and thus no exposure to adverse interest rate changes.

We are exposed to foreign exchange risks associated with our Canadian and Mexican operations.   Historically, the Canadian exchange rates have been relatively stable, and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations.  Based on fiscal 2004 results, a hypothetical 10% change in the Canadian exchange rate would not have a significant effect on either our consolidated financial position or results of operations.  Our Mexican operations are currently limited to six locations.  Growth in Mexico in 2005 is not expected to be significant enough to result in a material impact from fluctuations in currency exchange rates.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this Form 10-K for the information required by Item 8.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2005.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in a separate section of this report on pages F-22 and F-23 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information regarding directors and executive officers set forth at the end of Part 1, Item 1 of this Form 10-K) will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of Movie Gallery, Inc. and the registered public accounting firm’s report thereon, are filed as part of this report in the section immediately following the signature page, at the page numbers indicated:

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Income	F-2
Consolidated Statements of Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Registered Public Accounting Firm	F-21

Management's report on internal control over financial reporting and the report of our independent registered public accounting firm on internal control over financial reporting are filed herewith on the page numbers indicated below:

Management’s Report on Internal Control Over Financial Reporting	F-22
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-23

(a)(2) Schedules:

The following financial statement schedule is filed herewith on the page number indicated.  All other schedules are either not applicable, or the equivalent information is provided in the notes to consolidated financial statements.

Schedule II Valuation and Qualifying Accounts	F-24

(a)(3) Exhibits:

The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

Exhibit No.		Exhibit Description

2.1	-	Agreement and Plan of Merger by and among the Company, TG Holdings, Inc. and Hollywood Entertainment Inc., dated January 9, 2005. (1)

3.1	-	Certificate of Incorporation of the Company. (2)

3.1.1	-	Certificate of Amendment of Certificate of Incorporation dated June 6, 1996. (3)

3.1.2	-	Certificate of Amendment of Certificate of Incorporation dated July 1, 1999. (3)

3.1.3	-	Certificate of Amendment of Certificate of Incorporation dated June 27, 2002. (4)

3.2	-	Amended and Restated Bylaws of Movie Gallery, Inc. (4)

4.1	-	Specimen Common Stock Certificate. (5)

10.1	-	1994 Stock Option Plan, as amended and form of Stock Option Agreement. (6)

10.1.1	-	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated June 13, 2000. (4)

10.1.2	-	Amendment to Movie Gallery, Inc. 1994 Stock Plan, as amended dated September 12, 2002. (7)

10.2	-	Form of Indemnity Agreement. (2)

10.3	-	Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen. (2)

10.3.1	-	First Amendment to Employment Contract between M.G.A., Inc. and J. T. Malugen dated April 3, 2000. (8)

10.4	-	Employment Agreement between M.G.A., Inc. and S. Page Todd. (9)

10.5	-	Employment Agreement between M.G.A., Inc. and Jeffrey S. Stubbs. (10)

10.6	-	Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated June 27, 2001. (11)

10.6.1	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated September 25, 2001. (4)

10.6.2	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated January 14, 2002. (4)

10.6.3	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated August 15, 2002. (12)

10.6.4	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated May 19, 2003. (13)

10.6.5	-	Amendment to Credit Agreement between Movie Gallery, Inc. and SouthTrust Bank dated September 29, 2004. (17)

10.7	-	2003 Stock Plan. (14)

10.8	-	2003 Employee Stock Purchase Plan. (15)

10.8.1	-	Amendment to Movie Gallery, Inc. 2003 Employee Stock Purchase Plan, dated December 16, 2004. (18)

10.9	-

Credit Facilities Commitment Letter dated as of January 9, 2005 made by Movie Gallery, Inc. and Merrill Lynch Capital Corporation, Wachovia Bank, National Association, Wachovia Capital Investments, Inc., and Wachovia Capital Markets, LLC (1)

14	-	Code of Ethics. (16)

21	-	List of Subsidiaries. (filed herewith)

23	-	Consent of Independent Registered Public Accounting Firm. (filed herewith)

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (filed herewith)

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)                      Previously filed with the Securities and Exchange Commission on January 11, 2005, as an exhibit to our current report on Form 8-K.

(2)                      Previously filed with the Securities and Exchange Commission on June 10, 1994, as an exhibit to our Registration Statement on Form S-1 (File No. 33-80120).

(3)                      Previously filed with the Securities and Exchange Commission on August 17, 1999, as an exhibit to our Form 10-Q for the quarter ended July 4, 1999.

(4)                      Previously filed with the Securities and Exchange Commission on April 7, 2003, as an exhibit to our Form 10-K for the fiscal year ended January 4, 2004.

(5)                      Previously filed with the Securities and Exchange Commission on August 1, 1994, as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1.

(6)                      Previously filed with the Securities and Exchange Commission on April 7, 1997, as an exhibit to our Form 10-K for the fiscal year ended January 5, 1997.

(7)                      Previously filed with the Securities and Exchange Commission on November 20, 2002, as an exhibit to our Form 10-Q for the quarter ended October 6, 2002.

(8)                      Previously filed with the Securities and Exchange Commission on May 17, 2000, as an exhibit to our Form 10-Q for the quarter ended April 2, 2000.

(9)                      Previously filed with the Securities and Exchange Commission on April 6, 1998, as an exhibit to our Form 10-K for the fiscal year ended January 4, 1998.

(10)                Previously filed with the Securities and Exchange Commission on April 2, 2001, as an exhibit to our Form 10-K for the fiscal year ended December 31, 2000.

(11)                Previously filed with the Securities and Exchange Commission on August 15, 2001, as an exhibit to our Form 10-Q for the quarter ended July 1, 2001.

(12)                Previously filed with the Securities and Exchange Commission on August 21, 2002, as an exhibit to our Form 10-Q for the quarter ended July 7, 2002.

(13)                 Previously filed with the Securities and Exchange Commission on August 20, 2003, as an exhibit to our Form 10-Q for the quarter ended July 6, 2003.

(14)                 Previously filed with the Securities and Exchange Commission on September 29, 2003, as an exhibit to our Registration Statement on Form S-8 (File No. 333-109240).

(15)                 Previously filed with the Securities and Exchange Commission on September 29, 2003, as an exhibit to our Registration Statement on Form S-8 (File No. 333-109241).

(16)                 Previously filed with the Securities and Exchange Commission on March 11, 2004, as an exhibit to our Form 10-K for the fiscal year ended January 4, 2004.

(17)                 Previously filed with the Securities and Exchange Commission on September 29, 2004, as an exhibit to our current report on Form 8-K.

(18)                 Previously filed with the Securities and Exchange Commission on December 16, 2004, as an exhibit to our current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE GALLERY, INC.

	By	/s/ J. T. MALUGEN
J. T. Malugen
Chairman of the Board, President and Chief Executive Officer

Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. T. MALUGEN	Chairman of the Board, President and Chief Executive Officer	March 18, 2005
J. T. Malugen

/s/ H. HARRISON PARRISH	Vice Chairman of the Board	March 18, 2005
H. Harrison Parrish

/s/ WILLIAM B. SNOW	Director	March 18, 2005
William B. Snow

/s/ JOHN J. JUMP	Director	March 18, 2005
John J. Jump

/s/JAMES C. LOCKWOOD	Director	March 18, 2005
James C. Lockwood

/s/ IVY M. JERNIGAN	Senior Vice President and Chief Financial Officer	March 18, 2005
Ivy M. Jernigan

Movie Gallery, Inc.

Index to Consolidated Financial Statements, Reports on Internal Control, and Schedule

Fiscal years ended January 5, 2003, January 4, 2004 and January 2, 2005

Movie Gallery, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 4, 2004	January 2, 2005

Assets
Current assets:
Cash and cash equivalents	$38,006	$25,518
Merchandise inventory	26,473	27,419
Prepaid expenses	10,686	12,712
Store supplies and other	11,019	9,493
Deferred income taxes	1,631	3,358
Total current assets	87,815	78,500

Rental inventory, net	102,479	126,541
Property, furnishings and equipment, net	114,356	128,182
Goodwill, net	136,008	143,761
Other intangibles, net	8,473	7,741
Deposits and other assets	$8,753	7,417
Total assets	457,884	$492,142

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,939	$68,977
Accrued liabilities	26,161	30,570
Deferred revenue	10,741	10,843
Total current liabilities	107,841	110,390

Other accrued liabilities	142	—
Deferred income taxes	29,785	50,618

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 32,841 and 31,076 shares issued and outstanding, respectively	33	31
Additional paid-in capital	225,191	188,098
Retained earnings	91,098	136,750
Accumulated other comprehensive income	3,794	6,255
Total stockholders’ equity	320,116	331,134
Total liabilities and stockholders’ equity	$457,884	$492,142

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

Revenues:
Rentals	$490,836	$629,793	$729,167
Product sales	38,152	62,602	62,010
Total revenues	528,988	692,395	791,177

Cost of sales:
Cost of rental revenues	164,818	184,439	208,160
Cost of product sales	29,852	50,143	41,942
Gross profit	334,318	457,813	541,075

Operating costs and expenses:
Store operating expenses	253,865	324,466	395,425
General and administrative	40,995	46,522	54,644
Amortization of intangibles	1,298	2,003	2,601
Stock option compensation	2,279	1,481	831
Operating income	35,881	83,341	87,574

Interest expense, net	(1,024)	(468)	(624)
Equity in losses of unconsolidated entities	—	(1,450)	(5,746)
Income before income taxes	34,857	81,423	81,204

Income taxes	13,923	31,987	31,716

Net income	$20,934	$49,436	$49,488

Net income per share:
Basic	$0.69	$1.53	$1.54

Diluted	$0.67	$1.48	$1.52

Weighted average shares outstanding:
Basic	30,273	32,406	32,096
Diluted	31,436	33,370	32,552

Cash dividends per common share	$—	$0.03	$0.12

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 6, 2002	$27	$140,475	$21,713	$(33)	$162,182
Comprehensive Income:
Net income			20,934	—	20,934
Foreign currency translation			—	(226)	(226)
Total comprehensive income					20,708
Issuance of 3,900 shares of common stock, net of issuance costs of $4,406	4	66,765	—	—	66,769
Exercise of stock options for 947 shares	1	2,658	—	—	2,659
Tax benefit of stock options exercised	—	4,454	—	—	4,454
Non-cash stock option compensation	—	2,279	—	—	2,279
Balance at January 5, 2003	32	216,631	42,647	(259)	259,051
Comprehensive Income:
Net income			49,436	—	49,436
Foreign currency translation			—	4,053	4,053
Total comprehensive income					53,489
Exercise of stock options for 779 shares	1	3,332	—	—	3,333
Tax benefit of stock options exercised	—	3,747	—	—	3,747
Non-cash stock option compensation	—	1,481	—	—	1,481
Dividends declared, $0.03 per share	—	—	(985)	—	(985)
Balance at January 4, 2004	33	225,191	91,098	3,794	320,116
Comprehensive Income:
Net income			49,488	—	49,488
Foreign currency translation			—	2,461	2,461
Total comprehensive income					51,949
Exercise of stock options for 876 shares	1	5,522	—	—	5,523
Tax benefit of stock options exercised	—	4,305	—	—	4,305
Non-cash stock option compensation	—	64	—	—	64
Issuance of 26 shares of common stock pursuant to employee stock purchase plan	—	403	—	—	403
Purchases and retirement of 2,625 shares of common stock	(3)	(47,387)	—	—	(47,390)
Dividends declared, $0.12 per share	—	—	(3,836)	—	(3,836)
Balance at January 2, 2005	$31	$188,098	$136,750	$6,255	$331,134

See accompanying notes.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

Operating activities :
Net income	$20,934	$49,436	$49,488
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization	128,300	132,978	144,521
Purchases of rental inventory	(107,546)	(130,503)	(150,924)
Depreciation and intangibles amortization	19,346	23,569	36,185
Non-cash stock option compensation	2,279	1,481	64
Tax benefit of stock options exercised	4,454	3,747	4,305
Deferred income taxes	4,653	24,036	19,106
Changes in operating assets and liabilities:
Merchandise inventory	(10,972)	(7,232)	(491)
Other current assets	(8,072)	(4,905)	(500)
Deposits and other assets	(1,222)	(5,085)	1,336
Accounts payable	13,081	6,308	(1,962)
Accrued liabilities and deferred revenue	3,967	1,725	4,361
Net cash provided by operating activities	69,202	95,555	105,489

Investing activities :
Business acquisitions	(57,675)	(30,672)	(12,962)
Purchases of rental inventory-base stock	(10,207)	(16,702)	(15,616)
Purchases of property, furnishings and equipment	(31,316)	(47,116)	(46,507)
Net cash used in investing activities	(99,198)	(94,490)	(75,085)

Financing activities :
Borrowings on credit facility	70,610	31,450	129,500
Net payments on credit facility	(96,610)	(31,450)	(129,500)
Net proceeds from issuance of common stock	66,769	—	—
Proceeds from exercise of stock options	2,659	3,333	5,523
Proceeds from employee stock purchase plan	—	—	403
Purchases and retirement of common stock	—	—	(47,390)
Payment of dividends	—	—	(3,889)
Net cash provided by (used in) financing activities	43,428	3,333	(45,353)

Effect of exchange rate changes on cash and cash equivalents	(226)	4,053	2,461
Increase (decrease) in cash and cash equivalents	13,206	8,451	(12,488)
Cash and cash equivalents at beginning of fiscal year	16,349	29,555	38,006
Cash and cash equivalents at end of fiscal year	$29,555	$38,006	$25,518

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for interest	$905	$254	$694
Cash paid during the fiscal year for income taxes	2,716	4,974	6,826

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements

January 5, 2003, January 4, 2004 and January 2, 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, fixed assets and other intangibles, valuation allowances for deferred tax assets, estimated cash flows used to test long-lived assets for impairment, and the allocation of the purchase price of acquired businesses.  These estimates and assumptions could change and actual results could differ from these estimates.

Fiscal Year

Our fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks.  Results for the fiscal year ended January 5, 2003, January 4, 2004 and January 2, 2005 reflect 52-week years. Our fiscal year includes revenues and certain costs and expenses, such as revenue sharing, payroll and other miscellaneous expenses, on a daily basis.  All other expenses, primarily depreciation, amortization, rent and utilities, are calculated and recorded monthly, with twelve months included in each fiscal year.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no impact on stockholders’ equity or net income.

The fiscal 2003 balance sheet reflects the reclassification of certain outstanding checks.  The reclassifications were made between cash and cash equivalents, prepaid expenses and accounts payable in order to conform with the current year presentation.  The corresponding reclassifications were made in the statements of cash flows for fiscal 2002 and 2003.  The reclassifications had no impact on working capital and reduced net cash provided by operating activities by $10.0 million and $5.7 million in fiscal 2002 and 2003, respectively.

In the third quarter of 2004, we began classifying losses recognized under the equity method of accounting on unconsolidated equity investments in alternative delivery vehicles on a separate line item, “Equity in losses of unconsolidated entities,” on our statements of income.   These losses were previously grouped with store operating

expenses in our statements of income.  We reclassified those losses for prior periods to conform to the current year presentation.

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

Merchandise Inventory

Merchandise inventory consists primarily of new DVDs, videocassette tapes (“VHS”), video games, video accessories and concessions and is stated at the lower of cost, as determined using the retail inventory method, or market.

Rental Inventory

Rental inventory is stated at cost and amortized over its economic useful life. The up-front fees and minimum costs of rental product purchased under revenue-sharing arrangements are capitalized and amortized in accordance with our rental inventory amortization policy.  Revenue-sharing payments are expensed as incurred and are included in cost of rental revenues.  Effective as of the beginning of the fourth quarter of 2002, the cost of base stock movie inventory is amortized on an accelerated basis over the first twelve months and then on a straight-line basis over the next twelve months to its salvage value, $4 for DVD and $2 for VHS.  The cost of non-base stock, or new release, movie inventory is amortized to its salvage value on an accelerated basis over six months.  Video games are amortized on a straight-line basis to a $5 salvage value over twelve months.  The gross cost and accumulated amortization are written off to cost of rental revenue when rental inventory is sold as previously viewed.

In the fourth quarter of 2002, we changed the estimates used to amortize rental inventory as a result of a significant shift from VHS to DVD that occurred in our rental inventory base throughout 2002.  The revised estimates reflect a reduction in the estimated useful lives of the rental inventory and a reduced salvage value for both VHS and game inventory.  The changes in our estimates for rental inventory amortization were applied to all inventory held at the beginning of the fourth quarter of fiscal 2002.  The changes were accounted for as a change in accounting estimate during the fourth quarter ended January 5, 2003.  The change in estimate decreased rental inventory and increased amortization expense for fiscal 2002 by approximately $27.9 million and reduced net income by $16.7 million, or $0.53 per diluted share. The impact of the change in fiscal 2002 was net of a $2.1 million reserve against rental inventory that was established in the fourth quarter of 2001 in order to reflect the impact of the consumer transition to DVD on the sale prices of previously viewed VHS product.  For fiscal 2003, rental inventory was decreased and amortization expense was increased by approximately $5.9 million and net income was reduced by $3.6 million, or $0.11 per diluted share.

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

Rental inventory consists of the following (in thousands):

	January 4, 2004	January 2, 2005

Rental inventory	$217,420	$240,172
Accumulated amortization	(114,941)	(113,631)
	$102,479	$126,541

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets.   Property, furnishings and equipment consists of the following (in thousands):

	Useful Life	January 4, 2004	January 2, 2005

Land	—	$2,970	$5,822
Buildings	40 years	6,826	7,756
Furniture and fixtures	7 years	65,374	77,827
Equipment	5 years	65,263	76,104
Leasehold improvements	2-7 years	57,892	69,904
Signs	7 years	25,370	31,559
		223,695	268,972
Accumulated depreciation		(109,339)	(140,790)
		$114,356	$128,182

Goodwill and Other Intangible Assets

Goodwill is recorded at historical cost and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.  We have not recognized impairment losses on goodwill in fiscal 2002, 2003 or 2004.

Other intangible assets consist primarily of non-compete agreements and customer lists and are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We use the discounted cash flow method to estimate the fair value of our long-lived assets.  We have not recognized impairment losses on long-lived assets held for use in fiscal 2002, 2003 or 2004.

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

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer.  We recognize product sales revenue at the time of sale.  Revenue from extended viewing fees incurred on rentals when the customer chooses to keep the product beyond the initial rental period is recognized when payment is received from the customer.  We recognize revenue from the sale of previously viewed inventory at the time of sale.  Previously viewed sales revenue is classified as rental revenue in our statements of income.   Previously viewed sales revenue was $52,252,000, $81,678,000 and $109,558,000 in fiscal 2002, 2003 and 2004, respectively.

We offer return privileges on certain of our products, including a lifetime guarantee on previously viewed inventory.    Our sales returns and allowances under these programs are immaterial.

We periodically sell stored value cards in the form of electronic gift cards or discount rental cards.  We record deferred revenue from the sale of stored value cards at the time of sale to the customer.  The liability is relieved and revenue is recognized when the cards are redeemed by the customers.

Leases and Leasehold Improvements

Our new store leases generally provide for an initial lease term of five to seven years, with at least one renewal option for an additional two to five years. We account for leases in accordance with FASB Statement No. 13, Accounting for Leases, and other related guidance. Statement 13 requires lease expense to be recognized on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. Statement 13 also requires that leasehold improvements be depreciated over the shorter of the lease term or the estimated useful life of the leasehold improvements.

Subsequent to the end of fiscal 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements, including the recognition of incentive payments received from landlords. We determined that leasehold improvements were, in some cases, depreciated over a longer period than the lease term. As a result, we recorded a cumulative fourth quarter adjustment to correct depreciation expense of $6.3 million ($3.9 million after-tax or $0.12 per diluted share) as an increase in store operating expenses in the accompanying 2004 consolidated statements of income. Approximately $2.9 million ($1.8 million after-tax or $0.05 per diluted share) of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements.

Advertising Costs

Advertising costs are expensed when incurred.  We receive cooperative reimbursements from vendors, which are accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  EITF 02-16 was effective for fiscal years beginning after December 15, 2002, and generally requires that cash consideration received from a vendor be considered as a reduction of the prices of the vendor’s products, reflected as a reduction of cost of sales in the customer’s income statement.  The presumption can be overcome if the vendor receives an identifiable benefit in exchange for the consideration, in which case the consideration should be recorded as revenue, or if the consideration represents a reimbursement of a specific identifiable incremental cost incurred by the customer in selling the vendor’s products, as a reduction of that cost.  Advertising expense, exclusive of cooperative reimbursements from vendors, accounted for as cost reimbursements, for fiscal 2002, 2003 and 2004 totaled $2,703,000, $7,811,000 and $9,534,000, respectively.

Store Opening and Start-up Costs

Store opening costs, which consist primarily of payroll, advertising and other start-up costs are expensed as incurred.

Fair Value of Financial Instruments

At January 4, 2004 and January 2, 2005, the carrying value of financial instruments such as cash and cash equivalents and accounts payable approximated their fair values.

Foreign Currency Translation

Our foreign subsidiaries record transactions using the local currency as the functional currency.  In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of the foreign subsidiary are translated into U. S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated.  Income and expenses are translated at average exchange rates each fiscal period.  The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in accumulated other comprehensive income or loss, which is a separate component of consolidated stockholders’ equity.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of shares to be issued from the exercise of dilutive common stock options (1,163,000, 964,000 and 456,000 for fiscal 2002, 2003 and 2004, respectively).  No adjustments were made to net income in the computation of basic or diluted earnings per share.  Because their inclusion would be anti-dilutive, 238,000, 225,000 and 546,000 options for fiscal 2002, 2003 and 2004, respectively, were excluded from the computation of the weighted average shares for diluted earnings per share.

Stock Option Plan

At January 2, 2005, we have a stock-based employee compensation plan, which is described more fully in Note 6.  We account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Stock option compensation is reflected in net income for variable options outstanding under the plan that were repriced in March 2001 and for transactions with current and former executives in fiscal 2004 (see Note 6).  No stock option compensation is reflected in net income for the remaining options outstanding under the plan, as the exercise price was equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	(in thousands, except per share data)

Net income, as reported	$20,934	$49,436	$49,488
Add: Stock option compensation included in reported net income, net of tax	1,367	903	507
Deduct: Stock option compensation determined under fair value based methods for all awards, net of tax	(1,147)	(1,099)	(1,301)

Pro forma net income	$21,154	$49,240	$48,694

Earnings per share, as reported:
Basic	$0.69	$1.53	$1.54
Diluted	$0.67	$1.48	$1.52

Pro forma earnings per share:
Basic	$0.70	$1.52	$1.52
Diluted	$0.67	$1.47	$1.49

In December 2004, the FASB issued a revised Statement No. 123, Share Based Payment (“Statement 123R”), to address the accounting for stock based employee plans. The Statement eliminates the ability to account for share based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the table above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.5 million, $3.7 million, and $4.3 million in 2002, 2003 and 2004, respectively. Statement 123R is effective for interim and annual reporting beginning after June 15, 2005.

2.  Acquisitions

We periodically make individually immaterial acquisitions of independent video specialty stores as a means of expanding our market share.  A summary of acquisitions completed in each of the last three years is as follows:

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	($ in millions)

Number of transactions	34	34	23
Number of stores acquired	265	170	74
Purchase price	$60.7	$30.7	$13.0

Purchase price allocation:
Rental inventory	$7.7	$5.4	$2.0
Other tangible assets	5.0	2.5	1.4
Goodwill	44.0	19.9	7.8
Tax deductible goodwill	44.0	16.2	7.8
Other intangible assets	4.3	3.8	1.9
Liabilities assumed	(0.3)	(0.9)	(0.1)

3.  Intangible Assets

The components of goodwill and other intangibles are as follows (in thousands):

		January 4, 2004		January 2, 2005
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	—	$167,419	$(31,411)	$175,172	$(31,411)

Non-compete agreements	8 years	$10,908	$(7,696)	$7,426	$(4,937)
Customer lists	5 years	6,385	(1,124)	7,628	(2,376)
Total other intangibles		$17,293	$(8,820)	$15,054	$(7,313)

Estimated amortization expense for other intangible assets for the five succeeding fiscal years and is as follows (in thousands):

2005	$2,268
2006	1,944
2007	1,802
2008	1,262
2009	403

The changes in the carrying amounts of goodwill for the years ended January 4, 2004 and January 2, 2005, are as follows (in thousands):

Balance as of January 5, 2003	$116,119
Goodwill acquired	19,889
Balance as of January 4, 2004	136,008
Goodwill acquired	7,753
Balance as of January 2, 2005	$143,761

4.  Credit Agreement

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank (now Wachovia), with respect to a revolving credit facility.  Our credit facility is unsecured and, as amended in September 2004, provides for an increase in borrowings from $65 million up to $75 million and an extended maturity date through July 3, 2006.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of January 4, 2004 and January 2, 2005, there were no outstanding borrowings under our credit facility.  The amounts available for borrowing were reduced by standby letters of credit outstanding of $2.5 million and totaled $72.5 million as of January 2, 2005.

5.  Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

U. S. Federal	$35,082	$76,873	$72,042
Foreign	(225)	4,550	9,162
Total	$34,857	$81,423	$81,204

The following reflects the components of income tax expense (in thousands):

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

Current payable:
U. S. Federal	$7,090	$5,537	$9,811
State	2,180	2,415	2,799
Total current	9,270	7,952	12,610

Deferred:
U. S. Federal	5,313	20,589	14,315
Foreign	(101)	2,011	3,468
State	(559)	1,435	1,323
Total deferred	4,653	24,035	19,106
	$13,923	$31,987	$31,716

A reconciliation of income tax expense at the federal statutory income tax rate of 35% to our effective income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

Income tax expense at statutory rate	$12,200	$28,499	$28,422
State income tax expense, net of federal income tax benefit	1,054	2,503	2,679
Other, net	669	985	615
	$13,923	$31,987	$31,716

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  Components of our deferred tax assets and liabilities are as follows (in thousands):

	January 4, 2004	January 2, 2005
Deferred tax assets:
Non-compete agreements	$3,998	$3,853
Alternative minimum tax credit carryforward	2,492	—
Net operating loss carryforwards	40,621	38,717
Equity investments	551	1,558
Accrued bonus	3,075	2,205
Other	2,173	5,197
Total deferred tax assets	52,910	51,530
Valuation allowance	(34,444)	(32,642)
Net deferred tax assets	18,466	18,888
Deferred tax liabilities:
Property, furnishings and equipment	(19,605)	(24,028)
Rental inventory amortization	(18,891)	(31,525)
Goodwill	(5,784)	(9,666)
Other	(2,340)	(929)
Total deferred tax liabilities	(46,620)	(66,148)
Net deferred tax liabilities	$(28,154)	$(47,260)

We had federal and state net operating loss carryforwards at January 2, 2005 of approximately $103 million and $45 million, respectively.  These net operating loss carryforwards resulted primarily from the Video Update acquisition in 2001 and expire in years 2007 through 2021.  During the year, adjustments were made to the valuation allowance for state net operating losses that were not charged to income tax expense in the amount of $1.8 million. Accordingly, we have adjusted our recorded valuation allowance to $32.6 million related to the net deferred tax assets of $38.7 million.  This adjustment was primarily related to changes in these net operating losses.  This valuation allowance has been established as there exists uncertainty regarding our ability to realize these net operating losses in their entirety.

In forming our conclusion about the future recoverability of the net operating losses from our 2001 acquisition of Video Update, we consider, among other things, the applicable provisions of the federal income tax code, which limit the deductibility of net operating loss carryforwards to the post-acquisition taxable income (on a cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of these net operating losses.  We also consider the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, changes in tax law, IRS interpretive guidance and judicial rulings.

6.  Stockholders’ Equity

Common Stock

During the second and third quarters of 2004, we completed two $25 million common stock repurchase programs.  Under the common stock repurchase programs, we repurchased 2,624,712 shares of our common stock at an average price of $18.06 per share.

Stock Option Plan

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan.  The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants.  Prior to adoption of the 2003 plan, stock option awards were subject to our 1994 Stock Plan which expired in 2004.  As of January 2, 2005, 2,594,706  shares are reserved for issuance under the plans.  Options granted under the plan have a ten-year term and generally vest over four years.

In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, we apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plans and, accordingly, have not recognized compensation cost in connection with the plans, except for the variable options and the transactions with current and former executives, described below.  If we had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in Note 1.  The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used and weighted average grant date fair values of options granted were as follows:

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005

Expected volatility	0.705	0.700	0.632
Risk-free interest rate	5.26%	4.81%	2.97%
Expected life of option in years	5.1	4.9	3.4
Expected dividend yield	0.0%	0.0%	0.6%
Weighted average grant date fair value per share	$7.62	$9.84	$8.70

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

In the third quarter of fiscal 2004, we repurchased 145,900 shares of the common stock from current and former executives at an average price of $17.89 under our stock repurchase program.  Since these individuals obtained these shares through the exercise of stock options, the company accounted for these transactions as a repurchase of stock options resulting in compensation expense of approximately $767,000.

We repriced 864,000 stock options in March 2001, and reduced the exercise price to $1.78 per share.  The repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised. Assuming all repriced stock options are exercised, we will ultimately receive $0.6 million less than if no repricing had occurred.  The total variable compensation expense recognized under these repriced options was $2,279,000, $1,481,000 and $64,000 in fiscal 2002, 2003 and 2004, respectively.  As of January 2, 2005, approximately 28,000 of these options remained outstanding and they will expire, if not exercised or forfeited, in 2008 and 2009.  Total stock option compensation for fiscal 2004 on the statements of income includes the expense associated with the common stock that was repurchased from current and former executive as previously described.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, 250,000 shares of our common stock were made available for purchase through a series of six month offering periods commencing on or about April 1 and October 1 of each year. The first offering period commenced on October 1, 2003. All employees are eligible to participate in the plan. The purchase price of each share is 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. Employees purchased approximately 26,000 shares of stock under the plan in fiscal 2004. At January 2, 2005, approximately 224,000 shares were available for future purchases.

A summary of our stock option activity and related information is as follows:

	Outstanding Options	Weighted- Average Exercise Price Per Share

Outstanding at January 6, 2002	3,445,509	$4.71
Granted	456,250	14.61
Exercised	(946,935)	2.81
Cancelled	(43,531)	3.25

Outstanding at January 5, 2003	2,911,293	6.90
Granted	537,500	20.30
Exercised	(778,978)	4.29
Cancelled	(33,722)	10.50

Outstanding at January 4, 2004	2,636,093	10.36
Granted	102,000	19.36
Exercised	(875,884)	6.31
Cancelled	(268,653)	13.71
Outstanding at January 2, 2005	1,593,556	12.59

Exercisable at January 5, 2003	1,873,068	6.92
Exercisable at January 4, 2004	1,643,236	7.74
Exercisable at January 2, 2005	1,024,181	9.34

Options outstanding as of January 2, 2005 had a weighted-average remaining contractual life of 6 years and exercise prices ranging from $1.00 to $22.00 as follows:

	Exercise price of
	$1.00 to $3.00	$6.00 to $12.00	$13.00 to $22.00

Options outstanding	458,118	101,250	1,034,188
Weighted-average exercise price	$1.56	$7.25	$18.00
Weighted-average remaining contractual life	5.2 years	1.5 years	7.2 years
Options exercisable	454,743	101,250	468,188
Weighted-average exercise price of exercisable options	$1.56	$7.25	$17.36

7.  Commitments and Contingencies

Rent expense for fiscal 2002, 2003 and 2004 totaled $82,597,000, $103,160,000 and $126,050,000, respectively.  Future minimum payments under the remaining noncancellable terms of operating leases with remaining terms in excess of one year  (excluding renewal options) at January 2, 2005 (in thousands):

2005	$97,327
2006	82,549
2007	59,804
2008	39,763
2009	25,675
Thereafter	27,469
$332,587

Several companies acquired by us prior to 1997 had pre-existing long-term contracts with Rentrak Corporation under which product would be provided under pay-per-transaction revenue sharing arrangements.  During late 1996, we consolidated existing contracts with Rentrak into one national agreement which had an expiration date in September 2006.  The contract provided for minimum gross annual purchase commitments with the ability to satisfy the cumulative obligation as early as December 31, 2003.  In 2004 we satisfied our obligation under the contract.

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

8.  Related Party Transactions

We hold a one-third interest in ECHO, LLC, a supply sales and distribution company.  We purchase office and store supplies and other business products from ECHO.  Transactions with ECHO are as follows:

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	(in thousands)
Purchases from ECHO	$6,422	$13,056	$13,962
Distributions from ECHO	40	161	151
Interest from ECHO	6	5	5
Note receivable from ECHO		125	—
Accounts payable to ECHO		309	193

9.  Foreign Operations

We operate in one reporting segment for purposes of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following table sets forth our consolidated revenues, operating income and assets by geographic area.  All intercompany balances and transactions have been eliminated.

	Fiscal Year Ended
	January 5, 2003	January 4, 2004	January 2, 2005
	(in thousands)
Revenues:
United States	$505,807	$648,428	$731,851
Canada	23,181	43,967	58,931
Mexico	—	—	395
Total revenues	$528,988	$692,395	$791,177

Operating income:
United States	$36,111	$78,796	$78,871
Canada	(230)	4,545	9,131
Mexico	—	—	(428)
Total operating income	$35,881	$83,341	$87,574

Assets (at end of fiscal year):
United States		$423,118	$441,519
Canada		34,766	49,390
Mexico		—	1,233
Total assets		$457,884	$492,142

10.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations (in thousands, except per share data):

	Thirteen Weeks Ended
	April 6, 2003	July 6, 2003	October 5, 2003	January 4, 2004

Revenues	$168,649	$160,998	$167,239	$195,509
Gross profit	108,394	108,404	112,675	128,340
Net income(1)	13,284	9,477	9,215	17,460
Basic earnings per share	0.41	0.29	0.28	0.53
Diluted earnings per share	0.40	0.28	0.28	0.52

	Thirteen Weeks Ended
	April 4, 2004	July 4, 2004	October 3, 2004	January 2, 2005

Revenues	$203,302	$189,591	$189,855	$208,429
Gross profit	140,617	129,551	130,072	140,835
Net income(2)	18,252	10,634	9,214	11,388
Basic earnings per share	0.55	0.32	0.29	0.37
Diluted earnings per share	0.54	0.32	0.29	0.36

(1)   Fiscal 2003 includes a non-cash charge related to a fourth quarter fiscal 2002 change in the estimates used to amortize rental inventory of $2.7 million, $1.4 million, $1.0 million and $0.8 million or $0.05, $0.03, $0.02 and $0.01 per diluted share, for the first, second, third and fourth quarters, respectively.  (see Note 1)

(2)   The fourth quarter of fiscal 2004 includes an after-tax charge of $3.9 million, or $0.12 per diluted share, representing a cumulative adjustment to reduce the useful lives over which we depreciate leasehold improvements. Of this amount, $1.8 million related to prior fiscal years and $492,000, $528,000 and $543,000 related to the first, second and third quarters of fiscal 2004. Excluding the effects of these cumulative error corrections, net income for the fourth quarter of 2004 would have been $14.7 million and quarterly diluted earnings per share would have been $0.53, $0.30, and $0.27 per diluted share, for the first, second, and third quarters, respectively. (see Note 1)

11.  Subsequent Events

On January 9, 2005, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hollywood Corporation (Nasdaq: HLYW) (“Hollywood”) contemplating our acquisition of Hollywood for approximately $850 million in cash plus our assumption of approximately $350 million in debt of Hollywood.  Hollywood is the second largest home video specialty retailer in the United States, operating approximately 2,000 stores in 47 states and the District of Columbia, some of which contain the approximately 700 Game Crazy video game specialty retail stores, where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories.  Pursuant to the Merger Agreement, we will merge a subsidiary of ours with and into Hollywood, with Hollywood surviving the merger as our wholly-owned subsidiary.

Consummation of the Hollywood merger is subject to the satisfaction of a variety of closing conditions, including the approval of the proposed merger by the shareholders of Hollywood and our consummation of the financing necessary to fund the acquisition.  In addition, both we and Hollywood have customary termination rights in some circumstances, including a right by Hollywood to terminate the Merger Agreement to accept an unsolicited superior acquisition proposal.

On March 2, 2005, we entered into a definitive agreement with VHQ Entertainment, Inc. (“VHQ”) to commence a tender offer for all of its outstanding common stock at a price of C$1.15 per share. Total consideration for the transaction is approximately  C$20.4 million (US$16.5 million), including C$17.5 million in equity and C$2.9 million in assumed debt. The common stock of VHQ trades on the Toronto Stock Exchange under the symbol “VHQ.” VHQ owns and operates 61 video rental stores in secondary and suburban markets in Alberta, Saskatchewan and the Northwest Territories.

The VHQ transaction is conditioned upon, among other matters, the tender of two-thirds of VHQ’s outstanding shares into the offer and the receipt of certain third party consents. Shareholders of VHQ Entertainment representing approximately 50% of the outstanding shares have committed to tender their shares into our offer. The transaction is also subject to customary regulatory approvals, including receipt of notice from the Minister of Culture that the acquisition provides a net benefit to Canada, consistent with the conditions of the Investments Canada Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 2, 2005 and January 4, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 2, 2005 and January 4, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Movie Gallery, Inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 14, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of January 2, 2005 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of January 2, 2005 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-23.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in the COSO Framework.

/s/ J. T. Malugen	/s/ Ivy M. Jernigan
J. T. Malugen	Ivy M. Jernigan
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Movie Gallery, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Movie Gallery, Inc. maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Movie Gallery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Movie Gallery, Inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on COSO criteria.  Also, in our opinion, Movie Gallery, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Movie Gallery, Inc. as of January 2, 2005 and January 4, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 14, 2005

MOVIE GALLERY, INC.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

	Balance at	Additions
Description	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Valuation Allowance for deferred tax assets:
Fiscal Year ended January 5, 2003	$18,412	$—	$6,541	(1)	$—		$24,953
Fiscal Year ended January 4, 2004	$24,953	$—	$9,491	(1)	$—		$34,444
Fiscal Year ended January 2, 2005	$34,444	$—	$—		$1,802	(2)	$32,642

(1)  Revision of allowance to offset true-up of preliminary estimated net operating loss carryforwards to actual (not charged to income tax expense)

(2) Includes $1,291 reduction to true-up preliminary estimated state net operating losses to actual and $411 reduction for utilization of net operating losses (not charged to income tax expense)

Index to Exhibits

Exhibit No.	Description

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002