Form 10-Q
period 2005-04-03
MOVIE GALLERY INC
filed 2005-05-13
CIK 925178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2005 was 31,541,689.

Movie Gallery, Inc.
Index

Movie Gallery, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 2,	April 3,
	2005	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,518	$22,609
Merchandise inventory	27,419	28,535
Prepaid expenses	12,712	16,298
Store supplies and other	9,493	12,045
Deferred income taxes	3,358	4,000
Total current assets	78,500	83,487

Rental inventory, net	126,541	130,402
Property, furnishings and equipment, net	128,182	130,743
Goodwill, net	143,761	147,035
Other intangibles, net	7,741	7,583
Deposits and other assets	7,417	8,172
Total assets	$492,142	$507,422

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,977	$54,402
Accrued liabilities	30,570	35,783
Deferred revenue	10,843	8,245
Total current liabilities	110,390	98,430

Deferred income taxes	50,618	54,844

Stockholders’ equity:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 31,076 and 31,499 shares issued and outstanding, respectively	31	31
Additional paid-in capital	188,098	197,186
Unearned compensation	—	(3,128)
Retained earnings	136,750	154,198
Accumulated other comprehensive income	6,255	5,861
Total stockholders’ equity	331,134	354,148
Total liabilities and stockholders’ equity	$492,142	$507,422

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005

Revenues:
Rentals	$186,757	$216,741
Product sales	16,545	17,050
Total revenues	203,302	233,791

Cost of sales:
Cost of rental revenues	51,745	66,360
Cost of product sales	10,940	12,190
Gross profit	140,617	155,241

Operating costs and expenses:
Store operating expenses	94,425	108,479
General and administrative	13,796	15,451
Amortization of intangibles	614	600
Stock compensation	56	141
Operating income	31,726	30,570

Interest expense, net	(99)	(80)
Equity in losses of unconsolidated entities	(1,630)	(337)
Income before income taxes	29,997	30,153

Income taxes	11,745	11,760
Net income	$18,252	$18,393

Net income per share:
Basic	$0.55	$0.59
Diluted	$0.54	$0.58

Weighted average shares outstanding:
Basic	33,071	31,199
Diluted	33,737	31,588

Cash dividends per common share	$0.03	$0.03

See accompanying notes.

Movie Gallery, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005

Operating activities:
Net income	$18,252	$18,393
Adjustments to reconcile net income to net cash provided by operating activities:
Rental inventory amortization	34,073	42,930
Purchases of rental inventory	(36,760)	(42,942)
Depreciation and intangibles amortization	6,842	8,801
Non-cash stock compensation	56	141
Tax benefit of stock options exercised	2,989	2,175
Deferred income taxes	5,256	3,584
Changes in operating assets and liabilities:
Merchandise inventory	530	(894)
Other current assets	138	(6,138)
Deposits and other assets	456	(755)
Accounts payable	(10,393)	(14,575)
Accrued liabilities and deferred revenue	(382)	2,590
Net cash provided by operating activities	21,057	13,310

Investing activities:
Business acquisitions	(2,206)	(4,654)
Purchases of rental inventory-base stock	(3,883)	(3,258)
Purchases of property, furnishings and equipment	(13,065)	(10,612)
Net cash used in investing activities	(19,154)	(18,524)

Financing activities:
Borrowings on credit facility	—	500
Payments on credit facility	—	(500)
Proceeds from exercise of stock options	2,162	3,475
Proceeds from employee stock purchase plan	—	169
Payment of dividends	(985)	(945)
Net cash provided by financing activities	1,177	2,699

Effect of exchange rate changes on cash and cash equivalents	(668)	(394)
Decrease in cash and cash equivalents	2,412	(2,909)
Cash and cash equivalents at beginning of period	38,006	25,518
Cash and cash equivalents at end of period	$40,418	$22,609

See accompanying notes.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

April 3, 2005

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  The balance sheet at January 2, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen week period ended April 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no impact on stockholders’ equity or net income.

In the third quarter of 2004, we began classifying losses on unconsolidated equity investments in alternative delivery vehicles recognized under the equity method of accounting on a separate line item in our statements of income.  These losses were previously grouped with store operating expenses in our statements of income, and have been reclassified to “Equity in losses of unconsolidated entities”.  We reclassified those losses for prior periods to conform to the current year presentation.

Stock Plan

We account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Stock compensation is reflected in net income for non-vested stock granted under the plan and variable options outstanding under the plan that were repriced in March 2001.  No stock compensation is reflected in net income for fixed options outstanding under the plan, as the exercise price was equal to the market value of the underlying common stock on the date of grant.

On March 25, 2005, approximately 130,000 non-vested shares of common stock were granted to employees and directors for which unearned compensation of approximately $3.1 million was recorded in the quarter.  The vesting periods are from one to four years over which compensation cost is expected to be recognized.  The fair value of these non-vested shares was determined based on the closing trading price of our shares on the grant date, which was $24.06.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005
	(in thousands, except per share data)

Net income, as reported	$18,252	$18,393
Add: Stock compensation included in reported net income, net of tax	34	86
Deduct: Stock compensation determined under fair value based methods for all awards, net of tax	(257)	(279)

Pro forma net income	$18,029	$18,200

Net income per share, as reported:
Basic	$0.55	$0.59
Diluted	$0.54	$0.58

Pro forma net income per share:
Basic	$0.55	$0.58
Diluted	$0.53	$0.58

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revised Statement No. 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans.  The Statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting.  The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the table above.  Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce the amount of net operating cash flows recognized in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $2.2 million in the first quarter of 2004 and 2005, respectively. Statement 123R is required to be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005.

2.  Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

		January 2, 2005		April 3, 2005
	Weighted-Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization

Goodwill	—	$175,172	$(31,411)	$178,446	$(31,411)

Non-compete agreements	8 years	$7,426	$(4,937)	$7,589	$(5,208)
Customer lists	5 years	7,628	(2,376)	7,905	(2,703)
Total other intangible assets		$15,054	$(7,313)	$15,494	$(7,911)

Estimated amortization expense for other intangible assets for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$1,744
2006	2,035
2007	1,893
2008	1,354
2009	483
2010	45

The changes in the carrying amount of goodwill for the fiscal year ended January 2, 2005 and the thirteen weeks ended April 3, 2005, are as follows (in thousands):

Balance as of January 4, 2004	$136,008
Goodwill acquired	7,753
Balance as of January 2, 2005	143,761
Goodwill acquired	3,274
Balance as of April 3, 2005	$147,035

During the thirteen weeks ended April 3, 2005, we purchased 18 stores in 5 separate transactions for a total of approximately $4.7 million and recorded approximately $3.3 million in goodwill, $0.3 million for customer lists and $0.2 million for non-compete agreements related to these transactions.

3.  Credit Agreement

On June 27, 2001, we entered into a credit agreement with a syndicate of banks, led by SouthTrust Bank (now Wachovia), with respect to a revolving credit facility.  Our credit facility is unsecured, provides for borrowings of up to $75 million, and matures on July 3, 2006.  The interest rate on our credit facility is based on LIBOR plus an applicable margin percentage, which depends on cash flow generation and borrowings outstanding.  As of April 3, 2005, there were no outstanding borrowings under our credit facility.  The amount available for borrowing, which was reduced by standby letters of credit outstanding of $3.4 million, was $71.6 million as of April 3, 2005.

On April 27, 2005,  we completed our cash acquisition of Hollywood Entertainment Corporation (“Hollywood”), refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility.  We obtained a senior secured credit facility from a lending syndicate led by Wachovia and Merrill Lynch.  The new senior secured credit facility is in an aggregate amount of $870.0 million, consisting of a five-year, $75.0 million revolving credit facility bearing interest at an initial rate of LIBOR plus 2.75%, and two term loan facilities in an aggregate principal amount of $795.0 million.  Term Loan A is a $95 million, five-year facility bearing interest at an initial rate of LIBOR plus 2.75%.  Term Loan B is a $700 million, six-year facility bearing interest at an initial rate of LIBOR plus 3.00%.  The senior secured credit facility is guaranteed by Hollywood and all of our domestic subsidiaries.  In addition to the senior secured credit facility, we issued $325.0 million of 11% senior unsecured notes, due 2012.

4.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of shares that could be issued from the exercise of dilutive common stock options (666,000 and 389,000 for the thirteen weeks ended April 4, 2004 and April 3, 2005, respectively) and non-vested stock grants.  No adjustments were made to net income in the computation of basic or diluted earnings per share.

5.  Comprehensive Income

Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005

Net income	$18,252	$18,393
Foreign currency translation adjustment	(668)	(394)
Comprehensive income	$17,584	$17,999

6.  Subsequent Events

On April 27, 2005, we completed our cash acquisition of Hollywood.  We paid $862.1 million to purchase all of Hollywood's outstanding common stock and $384.7 million to refinance Hollywood's debt.  Hollywood operates over 2,000 home video retail stores in the United States.  The combination of our company and Hollywood creates the second largest North American video rental company with pro-forma combined annual revenues in excess of $2.5 billion and approximately 4,500 stores located in all 50 U.S. states, Canada and Mexico.  Assuming the acquisition of Hollywood and the related financing (described above) had occurred as of the beginning of our fiscal year ended January 2, 2005 (for statement of income data) or as of January 2, 2005 (for balance sheet data), unaudited pro forma financial information (compared to our historical selected financial data) is as follows (in thousands, except per share data):

		Pro-Forma
	Historical	Combined
As of and for the fiscal year ended January 2, 2005:

Revenues	$791,177	$2,571,821
Net income	49,488	78,495
Earnings per share
Basic	$1.54	$2.45
Diluted	$1.52	$2.41

At January 2, 2005:

Total assets	$491,142	$1,988,282
Total liabilities	161,008	1,659,673

The unaudited pro forma combined financial data reflects a preliminary allocation of the purchase price, which is subject to change based on finalization of the fair values of assets acquired and liabilities assumed and is further subject to change pending final determination of the purchase price, including transaction costs and expenses.  We expect to file more detailed pro forma financial information with the Securities and Exchange Commission on Form 8-K no later than July 11, 2005, to include updated data for our fiscal year ended January 2, 2005 and for the quarter ended April 3, 2005.  We will account for the acquisition of Hollywood using the purchase method of accounting.

On March 2, 2005, we entered into a definitive agreement with VHQ Entertainment, Inc. (“VHQ”) to commence a tender offer for all of its outstanding common stock at a price of C$1.15 per share.  The tender offer expires on May 16, 2005.  Total consideration for the transaction is approximately C$20.4 million (US$16.5 million), including C$17.5 million in equity and C$2.9 million in assumed debt.  VHQ owns and operates 61 video rental stores in secondary and suburban markets in Alberta, Saskatchewan and the Northwest Territories.  The VHQ transaction is conditioned upon, among other matters, the tender of two-thirds of VHQ’s outstanding shares into the offer, the receipt of certain third party consents and regulatory approval.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of April 3, 2005, we operated 2,543 home video retail stores that rent and sell movies and video games, primarily in rural and suburban markets.  On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation (“Hollywood”).  This acquisition increased our store count to over 4,500 stores and substantially increased our urban market presence.  We currently plan to maintain the Hollywood brand and store format.  However, we believe the most significant expansion opportunities continue to be in the rural and suburban markets.  We estimate that there are approximately 2,500 to 3,500 markets still available for expansion in rural America, where there is less competition from other national and regional chains, as well as additional opportunities throughout Canada and Mexico.  We currently plan to open approximately 400 new stores in 2005 and, subject to market and industry conditions, and the integration of Hollywood, to continue to open new stores at a similar pace over the next several years.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios.  The studios have historically maintained an exclusive window for home video distribution (packaged goods), which provides the home video industry with an approximately 45 day period during which they can rent and sell new releases before they are made available on pay-per-view or other distribution channels.  According to Kagan Research, the percentage of domestic studio movie revenue provided by the domestic home video industry has increased substantially in recent years, from approximately 50% in 1998 to approximately 57% in 2004.  For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies are designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry.  We strive to minimize the operating and overhead costs associated with our business, which allows us to maximize profitability and which has proven to be a successful operating model for us.  Our compound annual growth rate for consolidated revenue and operating income from 2000 to 2004 was 25.5% and 45.2%, respectively.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll.  Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

•                  Revenues.  Our business is a cash business with initial rental fees paid upfront by the customer.  Our management team continuously reviews inventory levels, marketing and sales promotions, real estate strategies, and personnel issues in order to maximize profitable revenues at each location.  Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole.

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

•                  Store level cost control.  The most significant store expenses are payroll and rent, followed by all other supply and service expenditures.  We attempt to control these expenses primarily through budgeting systems and centralization of purchases into the corporate support center.  This enables us to measure performance carefully against expectations and to leverage our purchasing power.  We also have the benefit of reduced labor and real estate costs in the rural markets we serve versus the costs associated with larger urban markets.

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

The following discussion of our results of operations, liquidity and capital resources is designed to provide further insight into our performance for the first quarter of 2005 versus the comparable period of 2004.

Hollywood Acquisition

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility.  We paid $862.1 million to purchase all of Hollywood’s outstanding common stock and $384.7 million to refinance Hollywood’s debt.  As part of the refinancing of Hollywood’s debt, Hollywood executed a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011, pursuant to which $224.6 million were tendered.  The Hollywood acquisition was financed with a senior secured credit facility guaranteed by Hollywood and all of our domestic subsidiaries in an aggregate amount of $870.0 million, and an issuance of $325.0 million of 11% senior unsecured notes.

The combination of our company and Hollywood creates the second largest North American video rental company with pro-forma combined annual revenue in excess of  $2.5 billion and approximately 4,500 stores located in all 50 U.S. states, Canada and Mexico.  The acquisition substantially increases our presence on the West Coast and in urban areas.  Hollywood’s predominantly West Coast urban superstore locations present little overlap with our predominantly East Coast rural and suburban store locations.  We also believe that there is an opportunity to improve the profitability of Hollywood because the combined companies will offer potential general and administrative cost savings and increased purchasing leverage.  However, we can make no assurances that we will successfully integrate Hollywood’s business with our business or that we will achieve the anticipated cost savings.

We anticipate that we will maintain the Hollywood store format and brand separately from our Movie Gallery business because of Hollywood’s distinct operational model and to ensure customer continuity after the acquisition. During our integration of the operations of Hollywood with ours, we will evaluate our operational, growth, dividend and other strategies and policies discussed in this report and will modify our strategies and policies as appropriate or required by industry and operating conditions.

Pending Acquisition

On March 2, 2005, we entered into a definitive agreement with VHQ Entertainment, Inc. (“VHQ”) to commence a tender offer for all of its outstanding common stock at a price of C$1.15 per share.  The tender offer expires on May 16, 2005.  Total consideration for the transaction is approximately C$20.4 million (US$16.5 million), including C$17.5 million in equity and C$2.9 million in assumed debt.  VHQ owns and operates 61 video rental stores in secondary and suburban markets in Alberta, Saskatchewan and the Northwest Territories.  The VHQ transaction is conditioned upon, among other matters, the tender of two-thirds of VHQ’s outstanding shares into the offer, the receipt of certain third party consents and regulatory approval.

Results of Operations

Selected Financial Statement and Operational Data:

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005
	($ in thousands, except per share data)

Rental revenues	$186,757	$216,741
Product sales	16,545	17,050
Total revenues	203,302	233,791

Cost of rental revenues	51,745	66,360
Cost of product sales	10,940	12,190
Total gross profit	$140,617	$155,241

Store operating expenses	$94,425	$108,479
General and administrative expenses	$13,796	$15,451
Stock compensation	$56	$141
Equity in losses of unconsolidated entities	$1,630	$337

Operating income	$31,726	$30,570
Net income	$18,252	$18,393
Net income per diluted share	$0.54	$0.58

Cash dividends per common share	$0.03	$0.03

Rental margin	72.3%	69.4%
Product sales margin	33.9%	28.5%
Total gross margin	69.2%	66.4%

Percent of total revenues:
Rental revenues	91.9%	92.7%
Product sales	8.1%	7.3%
Store operating expenses	46.4%	46.4%
General and administrative expenses	6.8%	6.6%
Stock compensation	0.0%	0.1%
Operating income	15.6%	13.1%
Net income	9.0%	7.9%

Same-store revenue increase	2.0%	1.5%

Store Count:
Beginning of period	2,158	2,482
New store builds	81	62
Stores acquired	24	18
Stores closed	(23)	(19)
End of period	2,240	2,543

Revenue.  For the thirteen weeks ended April 3, 2005, total revenues increased 15.0% from the comparable period in 2004.  The increase was primarily due to an increase of 14.1% in the average number of stores operated during the first quarter of 2005.  The increase was also due to a same-store revenue increase of 1.5% for the first quarter of 2005, as a result of growth of movie rental revenue, including previously viewed sales, of approximately 4.5%, partially offset by:

•                  A decline in revenue from the game rental business of approximately 16.0%, reflecting the weakness of the new game titles currently being released and industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for a late 2005 release; and

•                  A decrease in product sales revenue of approximately 9.5%.

Product sales revenue has declined slightly as a percentage of total revenue for the first quarter of 2005 versus the comparable quarter of 2004.  Product sales are dependent upon the levels of new movies and other ancillary inventory levels available for sale in the stores.  We evaluate our product sales inventory mix and inventory levels on a regular basis and make periodic adjustments to our retail inventory mix based on our operating strategies and customer trends.  Product sales revenue has not exceeded 10% of total revenue in the last five years.  We expect rental revenue to continue to represent the majority of our business.

Cost of Sales.  The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold.  The gross margin on rental revenue for the first quarter of 2005 was 69.4% versus 72.3% for the comparable quarter of 2004.  The rental margin for the first quarter of 2005 decreased primarily due to higher than normal promotional activity of previously-viewed products and an increase in our rental inventory amortization due to the concentration of our rental inventory purchases in the beginning of the quarter.

Cost of product sales includes the costs of new DVDs, videocassettes, concessions and other goods sold.  The gross margin on product sales for the first quarter of 2005 was 28.5% compared to 33.9% for the comparable quarter of 2004.  The product sales margin fluctuates with the mix of inventory available for sale in the stores.

Operating Costs and Expenses.  Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue for the first quarter of 2005 were flat with the first quarter of 2004 at 46.4%.  Store operating expenses in the first quarter 2005 includes approximately $675,000, or $0.01 per share, of depreciation expense related to our lease accounting changes made in the fourth quarter of 2004.

General and administrative expenses as a percentage of revenue decreased to 6.6% for the first quarter of 2005 versus 6.8% for the comparable period of 2004.  General and administrative expenses include the costs to maintain our corporate support center as well as the overhead costs of our field management team.

Stock compensation expense represents the non-cash charge associated with non-vested stock grants and with certain stock options that were repriced during the first quarter of fiscal 2001 and are subsequently accounted for as variable stock options.

Operating Income.  As a result of the impact of the above factors on revenues and expenses, operating income decreased by 3.6% for the first quarter of 2005 to $30.6 million.

Equity in losses of unconsolidated entities.  During the last half of 2003, we began to make investments in various alternative delivery vehicles (both retail and digital) for movie content.  We do not anticipate that any of these alternatives will replace our base video rental business.  However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business.  The expenses associated with our investments in alternative delivery vehicles are reflected as equity in losses of unconsolidated entities on our statements of income.  Prior to the third quarter of 2004, these costs were included in store operating expenses on the statements of income.

Liquidity and Capital Resources

Our primary capital needs are for opening and acquiring new stores, purchasing inventory, and debt service. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, rebranding and supplying new computer hardware for acquired stores.  We fund inventory purchases, remodeling, rebranding and relocation programs, new store opening costs and acquisitions primarily from cash flow from operations and, as necessary, from loans under our revolving credit facility.

	Thirteen Weeks Ended
	April 4,	April 3,
	2004	2005

Statements of Cash Flow Data:
Net cash provided by operating activities	$21,057	$13,310
Net cash used in investing activities	(19,154)	(18,524)
Net cash provided by financing activities	1,177	2,699

Other data:
Adjusted EBITDA	$34,307	$39,163
Adjusted EBITDA (percent of total revenue)	16.9%	16.8%

The decrease in net cash provided by operating activities was primarily attributable to the significant reduction in accounts payable, an increase in other current assets and a decrease in operating income as a result of lower gross margins on our revenues during the first quarter of 2005 versus the comparable period in 2004.  Net cash provided by operating activities continues to be our primary source of funding for substantially all of our rental inventory replenishment and capital resource needs.

Net cash used in investing activities includes the costs of business acquisitions, new store additions and investments in base stock rental inventory.  The decrease of approximately $0.6 million in net cash used in investing activities was primarily due to the timing of new store builds resulting in fewer new stores in the first quarter of 2005 relative to the comparable period of 2004, offset partially by an increase in our investments in business acquisitions.

Net cash provided by financing activities for the first quarter of 2005 increased due primarily to a $1.3 million increase in proceeds from the exercise of stock options.

Adjusted EBITDA during the thirteen weeks ended April 3, 2005 increased to $39.2 million, a 14.2% increase over the comparable period in the prior year.  The increase was primarily driven by the increase in revenue and store base, offset partially by a decrease in gross profit margin for the first quarter of 2005.

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

	ThirteenWeeks Ended
	April 4,	April 3,
	2004	2005

Net cash provided by operating activities	$21,057	$13,310
Changes in operating assets and liabilities	9,651	19,772
Tax benefit of stock options exercised	(2,989)	(2,175)
Deferred income taxes	(5,256)	(3,584)
Interest expense	99	80
Income taxes	11,745	11,760
Adjusted EBITDA	$34,307	$39,163

As of April 3, 2005, there were no outstanding borrowings under our credit facility. The amounts available for borrowing, reduced by standby letters of credit outstanding of $3.4 million, totaled $71.6 million as of April 3, 2005.  On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility.  We obtained a senior secured credit facility from a lending syndicate led by Wachovia and Merrill Lynch.  The new senior secured credit facility is in an aggregate amount of $870.0 million, consisting of a five-year $75.0 million revolving credit facility bearing interest at an initial rate of LIBOR plus 2.75%, and two term loan facilities in an aggregate principal amount of $795.0 million.  Term Loan A is a $95.0 million, five-year facility bearing interest at an initial rate of LIBOR plus 2.75%.  Term Loan B is a $700.0 million, six-year facility bearing interest at an initial rate of LIBOR plus 3.00%.  The senior secured credit facility is guaranteed by Hollywood and all of our domestic subsidiaries.  In addition to the senior secured credit facility, we issued $325.0 million of 11% senior unsecured notes, due 2012.

At April 3, 2005, we had a working capital deficit of $14.9 million, primarily due to the accounting treatment of rental inventory.  Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle within one year. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through internally developed and acquired stores.  We opened 62 internally developed stores, acquired 18 stores and closed 19 stores during the first quarter of 2005.  We will continue to evaluate acquisition opportunities in 2005 as they arise.  To the extent available, new stores and future acquisitions may be completed using funds available under our revolving credit facility, financing provided by sellers or alternative financing arrangements, such as funds raised in public or private debt or equity offerings.  However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

Capital requirements to fund new store growth in fiscal 2005, including the base stock rental inventory investment, are estimated at $52 million.  Additionally in fiscal 2005, we estimate $25 million in other on-going capital expenditure requirements for the Movie Gallery store base, excluding any capital spending that may be required for the Hollywood stores.  We have spent approximately $9.2 million for the first quarter of 2005 on new stores ($3.3 million for base stock rental inventory and $5.9 million for new store build out) and approximately $4.7 million for other on-going capital expenditures.

We purchase rental inventory under two different cost structures.  Under “fixed cost” arrangements, we pay a flat purchase price with no further obligations to our vendor.  Under “revenue sharing” arrangements, we pay a lower fixed cost per unit and then “share” a predetermined portion of the future revenues with the studio for an agreed upon period of time following the release date of the product.  Fixed cost purchases are capitalized and amortized as rental inventory on our balance sheet, in accordance with our stated accounting policies.  The fixed portion of the cost of revenue-share product is capitalized and amortized as rental inventory on our balance sheet, while the revenue sharing payments are expensed as incurred and reflected in gross profit on our income statement.  Rental inventory purchases included in net cash provided by operating activities include the costs of all our fixed cost purchases as well as the fixed portion of costs associated with our revenue-share product, while the revenue sharing expenses are reflected in net cash provided by operating activities through net income.  (Note that rental inventory purchases for new stores or other significant investments in base stock rental inventory are not classified as operating activities, but instead as investing activities in our statements of cash flows.)  Rental inventory purchases will be higher in periods with more fixed cost purchases versus revenue share purchases.  The mix of fixed cost and revenue share product purchased in any given period is dependent upon the purchasing economics of the titles released in that period and is not determined until the monthly orders are placed with our suppliers.  As such, we are unable to provide guidance regarding the expected future amounts of rental inventory purchases as reflected in our statements of cash flows.

We believe that currently our projected cash flow from operations, cash on hand, borrowing capacity under our revolving credit facility, and trade credit will provide the necessary capital to fund our current plan of operations, including our anticipated new store openings and acquisition program, and service our debt through fiscal 2005.  Our acquisition of Hollywood required debt financing in an aggregate amount of approximately $1.1 billion and included a replacement of our existing revolving credit facility.  To fund additional major acquisitions, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated, or if we increase our growth plan, we may need to seek additional or alternative sources of financing.  This financing may not be available on satisfactory terms, or at all.  Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

Our ability to meet debt service requirements and to fund our current plan of operations and our growth plan will depend upon our future performance (including our Hollywood acquisition and our successful integration and operation of its business), which is subject to general economic, financial, competitive, and other factors that are beyond our control.  While management believes that our business will generate sufficient cash flow from operations in the future to fund capital resource and debt service needs, as well as to cover the ongoing costs of operating the business, there can be no assurance that factors as described above will not prevent this from happening.  If we are unable to satisfy these requirements with cash flow from operations, cash on hand, and borrowings under our revolving credit facility, we may be required to sell assets or to obtain additional financing.  We cannot assure you that any such sales of assets or additional financing could be obtained.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements as filed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

A major component of our cost structure is the amortization of our rental inventory.  Rental inventory is amortized to an estimated salvage value over an estimated useful life of up to two years.  We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition.  This method is based on historical customer demand patterns from “street date” (the date studios release various titles for distribution to our stores) through the end of the average useful life.  In order to determine the appropriate useful lives and salvage values, we analyzed the actual historical performance trends of our rental inventory.  We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory.  Our established salvage values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the salvage values established by competitors in our industry.  We believe our estimated useful lives and salvage values are appropriately matched to our current rental business and are consistent with industry trends.  However, should rental patterns of consumers change or should market values of previously viewed inventory decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within three to five years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in salvage values or a combination of both courses of action.  We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after “street date” under our existing policy.  We could be required to reduce salvage values that we currently carry on VHS inventory if we are unable to dispose of that inventory at a rate relatively consistent with the consumers’ transition to DVD.  In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies.  However, we cannot assure you that we will be able to fully anticipate the impact of the transition to DVD or any other formats in the future and we could incur losses on sale of previously viewed movies in the future.  As of April 3, 2005 and January 2, 2005, we had $130.4 million and $126.5 million, respectively, in rental inventory on our balance sheet.  VHS, DVD and games constituted 35%, 58% and 7%, respectively, of total rental inventory units as of April 3, 2005; compared to 38%, 55% and 7%, respectively, of total units as of January 2, 2005.  As of April 3, 2005, the net book value of our VHS rental inventory is approximately 20% of the net book value of our total rental inventory.

We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors in order to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment.  When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.  We have not recognized any impairment losses on long-lived assets since fiscal 1996.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record impairment charges not previously recognized.

We test goodwill for impairment on an annual basis.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000.  If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may have to record additional impairment charges not previously recognized.  As of April 3, 2005, we have $147.0 million in goodwill on our balance sheet.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance.  Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.  Forward-looking statements include statements regarding our ability to continue our expansion strategy, our ability to make projected capital expenditures and our ability to achieve cost savings in connection with our acquisition of Hollywood, as well as general market conditions, competition and pricing.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.  In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-Q that the important factors described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our inherent market risk since the disclosures made as of January 2, 2005 in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2005.

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

Movie Gallery, Inc.
(Registrant)

Date: May 13, 2005	/s/ Ivy M. Jernigan
Ivy M. Jernigan, Senior Vice President and
Chief Financial Officer