Form 10-Q
period 2005-07-03
MOVIE GALLERY INC
filed 2005-08-12
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 3, 2005

                                 OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                     Commission File Number 0-24548

                            Movie Gallery, Inc.
              (Exact name of registrant as specified in charter)

                DELAWARE                                63-1120122
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

  900 West Main Street, Dothan, Alabama                  36301
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

	Yes  [X]          No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes  [X]          No  [ ]

The number of shares outstanding of the registrant's common stock as of August 8, 2005 was 31,628,467.


                              Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             -------------------------
                                              January 2,      July 3,
                                                2005           2005
                                             -----------   -----------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $    25,518  $     51,122
 Extended viewing fees receivable, net                 -         8,602
 Merchandise inventory, net                       27,419       143,798
 Prepaid expenses                                 12,712        41,784
 Store supplies and other                          9,493        27,827
 Deferred income taxes                             3,358        16,802
                                             -----------   -----------
Total current assets                              78,500       289,935

Rental inventory, net                            126,541       344,240
Property, furnishings and equipment, net         128,182       370,971
Goodwill, net                                    143,761       641,412
Other intangibles, net                             7,741       191,712
Deferred income taxes, net                             -         4,768
Deposits and other assets                          7,417        37,770
                                             -----------   -----------
Total assets                                 $   492,142   $ 1,880,808
                                             ===========   ===========
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term obligations $         -   $    27,193
 Current maturities of financing obligations           -         8,419
 Accounts payable                                 68,977       194,652
 Accrued liabilities                              30,570       139,428
 Accrued interest                                      -        17,237
 Deferred revenue                                 10,843        34,899
                                             -----------    ----------
Total current liabilities                        110,390       421,828

Long-term obligations, less current portion            -     1,116,166
Deferred income taxes                             50,618             -

Stockholders' equity:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                       -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,076 and 31,615
 shares issued and outstanding, respectively          31            32
Additional paid-in capital                       188,098       201,485
Unearned compensation                                 -         (4,666)
Retained earnings                                136,750       141,061
Accumulated other comprehensive income             6,255         4,902
                                             -----------    ----------
Total stockholders' equity                       331,134       342,814
                                             -----------    ----------
Total liabilities and stockholders' equity   $   492,142   $ 1,880,808
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.



                               Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                               ---------------------   -----------------------
                                 July 4,     July 3,      July 4,      July 3,
                                  2004        2005         2004         2005
                               ---------   ---------    ---------    ---------
Revenue:
  Rentals                      $ 175,239   $ 420,332    $ 361,996    $ 637,073
  Product sales                   14,352      84,397       30,897      101,447
                               ---------   ---------    ---------    ---------
Total revenue                    189,591     504,729      392,893      738,520

Cost of sales:
  Cost of rental revenue          49,908     142,751      101,653      209,111
  Cost of product sales           10,132      59,439       21,072       71,629
                               ---------   ---------    ---------    ---------
Gross profit                     129,551     302,539      270,168      457,780


Operating costs and expenses:
 Store operating expenses         95,401     262,194      189,826      370,673
 General and administrative       13,686      36,980       27,482       52,431
 Amortization of intangibles         675         954        1,289        1,554
 Stock compensation                 (16)         422           40          563
                                --------    --------     --------     --------
Operating income                  19,805       1,989       51,531       32,559

Interest expense, net                (66)    (16,923)        (165)     (17,003)
Write-off of bridge financing          -      (4,234)           -       (4,234)
Equity in losses of
 unconsolidated entities          (2,306)       (469)      (3,936)        (806)
                                --------    --------     --------     --------
Income (loss) before income
 taxes                            17,433     (19,637)      47,430       10,516
Income taxes (benefit)             6,799      (7,448)      18,544        4,312
                                --------    --------     --------     --------
Net income (loss)               $ 10,634    $(12,189)    $ 28,886     $  6,204
                                ========    ========     ========     ========

Net income (loss) per share:
   Basic                        $   0.32    $  (0.39)     $  0.88      $  0.20
   Diluted                      $   0.32    $  (0.39)     $  0.86      $  0.19

Weighted average shares outstanding:
   Basic                          32,794      31,574       32,933       31,386
   Diluted                        33,254      31,574       33,495       31,831

Cash dividends per common share  $  0.03     $  0.03     $   0.06     $   0.06


The accompanying notes are an integral part of this financial statement.


                                 Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                  Twenty-Six Weeks Ended
                                                  ----------------------
                                                    July 4,      July 3,
                                                     2004         2005
                                                  ---------    ---------
Operating activities:
Net income                                        $  28,886    $   6,204
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Rental inventory amortization                      69,837      130,815
  Purchases of rental inventory                     (72,303)    (108,179)
  Depreciation and intangibles amortization          14,408       31,146
  Amortization of debt issuance cost                      -          865
  Stock based compensation                               40          563
  Tax benefit of stock options exercised              4,079        2,946
  Deferred income taxes                               8,865       (2,336)
Changes in operating assets and liabilities, net of
 business acquisitions:
  Extended viewing fees receivable, net                   -       12,767
  Merchandise inventory                               1,571        7,748
  Other current assets                                  561       (1,419)
  Deposits and other assets                           2,985       (8,734)
  Accounts payable                                   (8,040)     (60,561)
  Accrued interest                                        -       17,198
  Accrued liabilities and deferred revenue           (1,716)      20,012
                                                  ---------    ---------
Net cash provided by operating activities            49,173       49,035

Investing activities:
Business acquisitions, net of cash acquired          (7,747)  (1,094,060)
Purchases of rental inventory-base stock             (7,822)      (9,685)
Purchase of property, furnishings and equipment     (25,167)     (32,450)
Acquisition of construction phase assets, net             -        1,762
                                                  ---------    ---------
Net cash used in investing activities               (40,736)  (1,134,433)

Financing activities:
Repayment of capital lease obligations                    -         (105)
Decrease in financing obligations                         -       (1,965)
Net borrowings on credit facilities                       -       25,066
Long term debt financing fees                             -      (29,119)
Proceeds from issuance of long-term debt                  -    1,116,120
Principal payments on long-term debt                      -       (1,093)
Proceeds from exercise of stock options               4,575        5,177
Proceeds from employee stock purchase plan              168          169
Purchases and retirement of common stock            (25,000)           -
Payment of dividends                                 (1,989)      (1,894)
                                                  ---------    ---------
Net cash (used in) provided by
 financing activities                               (22,246)   1,112,356

Effect of exchange rate changes on cash
 and cash equivalents                                (1,084)      (1,354)
                                                  ---------    ---------
Increase (decrease) in cash and
 cash equivalents                                   (14,893)      25,604
Cash and cash equivalents at
 beginning of period                                 38,006       25,518
                                                  ---------    ---------
Cash and cash equivalents
   at end of period                               $  23,113    $  51,122
                                                  =========    =========

The accompanying notes are an integral part of this financial statement.



                               Movie Gallery, Inc.

               Notes to Consolidated Financial Statements (Unaudited)

                                  July 3, 2005

1.  Accounting Policies

Principles of Consolidation

The accompanying unaudited financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. ("Movie Gallery or the "Company"), and subsidiaries. Investments in unconsolidated subsidiaries where the Company has significant influence but does not have control are accounted for using the equity method of accounting for investments in common stock. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

Movie Gallery completed the acquisition of Hollywood Entertainment Corporation ("Hollywood") on April 27, 2005. Movie Gallery is the nation's second largest specialty home video retailer with approximately 4,700 retail stores located throughout North America, operating under the Movie Gallery and Hollywood Video trade names. In addition, the Company operates 649 Game Crazy departments located within Hollywood Video stores and 20 free-standing Game Crazy stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. The Company's common stock is traded on The NASDAQ Stock Market under the symbol "MOVI".

The merger of Movie Gallery and Hollywood has been treated as a purchase business combination for accounting purposes, with Movie Gallery designated as the acquirer. The accompanying condensed consolidated statements of operations and cash flows for the thirteen week and twenty-six week periods ended July 3, 2005 include the results of operations of Hollywood since April 27, 2005, the date of acquisition. Therefore, the results for the second quarter of 2005 include approximately 10 weeks of Hollywood's results and 13 weeks of Movie Gallery's results. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. There is a distinct seasonal pattern to the home video business. Compared to other months during the year, we experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions. Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing people with additional discretionary time to spend on entertainment.

Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto which are included in Movie Gallery's Annual Report on Form 10-K for its fiscal year ended January 2, 2005. For information relating to Hollywood prior to the merger, readers should refer to the audited consolidated financial statements and notes thereto which are included in Hollywood's Annual Report on Form 10-K for its fiscal year ended December 31, 2004. Readers should also refer to Movie Gallery's 8-K/A filed on July 11, 2005 that includes the annual and interim financial statements of Hollywood and pro forma financial information.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

In the third quarter of 2004, the Company began classifying losses on unconsolidated equity investments in alternative delivery vehicles recognized under the equity method of accounting on a separate line item in its statements of income. These losses were previously grouped with store operating expenses in our statements of income, and have been reclassified to "Equity in losses of unconsolidated entities." The Company reclassified those losses for prior periods to conform to the current year presentation.

Rental Inventory Amortization Estimates

The Company manages its rental inventories of movies as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an extended period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition, the Company acquires catalog inventories to support new store openings and to build-up its title selection, primarily as it relates to changes in format preferences such as an increase in DVD from VHS.

Purchases of new release movies are amortized over six months on an accelerated basis to current estimated average residual values of $1.00 for VHS and $4.00 for DVD. Purchases of DVD catalog are currently amortized on an accelerated basis over twenty-four months to an estimated residual value of $4.00. VHS catalog is amortized on an accelerated basis to an estimated $1.00 residual value over twenty-four months for new store purchases and six months for all other catalog purchases. Video games are currently amortized over twelve months to an estimated residual value of $5.00.

For new release movies and games acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue sharing titles. Amortization periods, carrying values and residual values are approximately equal to non-revenue sharing purchases as outlined above.

Change in Accounting Estimate for Rental Inventory

The Company regularly evaluates and updates rental amortization accounting estimates. Effective April 4, 2005, the Company changed its estimated residual value on VHS movies from $2.00 to $1.00 due to continued declines in the average selling prices of older VHS product. The change was accounted for as a change in accounting estimate, which decreased rental inventory and increased amortization expense for the thirteen and twenty-six weeks ended July 3, 2005 by approximately $10.1 million and reduced net income by $5.9 million, or $0.19 per diluted share. This change in estimate will reduce future cost of rental when the previously viewed VHS units are sold.

Revenue Recognition

Movie Gallery recognizes extended viewing fee revenue when payment is received from the customer. Hollywood historically recorded these fees on an accrual basis and maintained an accounts receivable balance (net of estimated bad debt reserve) for the extended viewing fee revenue expected to be collected. At the time of the merger the receivable balance was $21.4 million. In order to conform Hollywood's accounting method to Movie Gallery's accounting method, in periods subsequent to the merger, the portion of the extended viewing fees collected from Hollywood customers that relate to the acquired receivable will reduce the receivable balance and extended viewing fee revenue will no longer be accrued in advance of payment. As a result, revenue recorded by Hollywood for extended viewing fees will be less than cash collected until the receivable balance is depleted. In the thirteen and twenty-six week periods ended July 3, 2005, this transition in accounting methods reduced rental revenue by $12.8 million and reduced operating income by $11.2 million after adjusting accrued revenue sharing on accrued extended viewing fees. It is estimated that the majority of the receivable balance will be collected within two quarters following the closing of the acquisition. The balance sheet as of July 3, 2005, includes $8.6 million of accounts receivable for acquired extended viewing fees.

Stock Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock compensation is reflected in net income for non-vested stock granted and variable options outstanding that were repriced in March 2001. No stock compensation is reflected in net income for fixed options granted to employees, as the exercise price was equal to the market value of the underlying common stock on the date of grant.

On March 25, 2005, approximately 130,000 non-vested shares of common stock were granted to employees and directors for which unearned compensation of approximately $3.1 million was recorded in the first quarter of 2005. The restrictions on transfer range from one to four years over which compensation cost is expected to be recognized. The fair value of these non-vested shares was determined based on the closing price of the Company's shares on the grant date, which was $24.06.

On June 9, 2005, approximately 59,000 non-vested shares of common stock were granted to employees and directors for which unearned compensation of approximately $1.9 million was recorded in the second quarter. The restrictions on transfer range from one to four years over which compensation cost is expected to be recognized. The fair value of these non-vested shares was determined based on the closing price of the Company's shares on the grant date, which was $32.49.

On June 9, 2005, approximately 63,000 non-vested shares of common stock were granted to employees. The restrictions on transfer are tied to the achievement of integration synergy targets established by the board of directors. The fair value of the performance-based grant is accrued and adjusted as of each quarter end based on predicted achievement and the closing trading price of the Company's shares. As of July 3, 2005, $133 thousand of stock compensation expense was recognized for these variable awards.

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if we had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                   --------------------  ----------------------
                                     July 4,   July 3,      July 4,    July 3,
                                      2004      2005         2004       2005
                                   ---------  ---------    ---------  ---------
                                       (in thousands, except per share data)

Net income (loss), as reported     $ 10,634   $(12,189)    $ 28,886   $  6,204
Add: Stock based compensation
 included in reported net income,
 net of tax                             (10)       246     $     24        332
Deduct: Stock based compensation
 determined under fair value based
 methods for all awards, net of tax    (330)      (521)    $   (587)      (800)
                                   ---------  ---------    ---------  ---------
Pro forma net income/(loss)        $ 10,294    (12,464)    $ 28,323   $  5,736
                                   =========  =========    =========  =========
Net income/(loss) per share, as reported:
 Basic                             $   0.32  $   (0.39)   $    0.88   $   0.20
 Diluted                           $   0.32  $   (0.39)   $    0.86   $   0.19

Pro foma net income/(loss) per share:
 Basic                             $   0.31  $   (0.39)   $    0.86  $    0.18
 Diluted                           $   0.31  $   (0.39)   $    0.84  $    0.18


Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revised Statement No. 123, Share Based Payment ("Statement 123R"), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The future impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as shown in the table above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the amount of net operating cash flows recognized in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and the market price of our common stock on the dates of future stock option exercises), the amount of operating cash flows recognized for such excess tax deductions were $4.1 million and $2.9 million for the twenty-six weeks ended July 4, 2004 and July 3, 2005, respectively. We will adopt the requirements of Statement 123R beginning January 2, 2006.

2.  Business Combinations

Merger of Movie Gallery and Hollywood

On April 27, 2005, Movie Gallery and Hollywood completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of January 9, 2005 (the "Merger Agreement"). Upon the consummation of the merger, Hollywood Entertainment became a wholly-owned subsidiary of Movie Gallery. As of the date of the merger, Hollywood operated 2,031 specialty home video retail stores and 20 free-standing video game stores throughout the United States.
The merger was made as a strategic expansion of our geographic and urban markets in accordance with our growth plans.

Under the terms of the Merger Agreement, Hollywood shareholders received $13.25 in cash for each Hollywood share owned. Approximately $862.1 million in cash was paid in consideration for (i) all outstanding common stock of Hollywood and
(ii) all outstanding vested stock options of Hollywood. Existing Hollywood indebtedness was repaid for a total of $381.5 million, $161.4 million was paid by Hollywood with the remainder funded by Movie Gallery with proceeds from the new credit facility. The total consideration paid was approximately $1.1 billion, including transaction costs of $10.0 million.

The merger has been treated as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their fair value. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. Adjustments to fair value are pending for operating leases and deferred revenue. The purchase price allocation is preliminary and further adjustments are expected.

The preliminary purchase price allocation, is as follows (in thousands):

                                                           April 27, 2005
                                                           --------------
Current Assets:
      Cash and cash equivalents                               $    18,733
      Extended viewing fees receivable, net                        21,369
      Merchandise inventory                                       122,468
      Prepaid expenses                                             27,632
      Store supplies and other                                     18,146
                                                               ----------
Total current assets                                              208,348

Rental inventory                                                  227,800
Property, furnishings and equipment                               238,279
Goodwill                                                          474,990
Other intangibles                                                 183,894
Deferred income taxes, net                                         64,944
Deposits and other assets                                           1,662
                                                               ----------
Total assets acquired                                          $1,399,917


Liabilities
Current Liabilities:
     Current maturities of long-term obligations                      557
     Current maturities of financing obligations                   10,385
     Accounts payable                                             182,963
      Accrued liabilities                                          85,198
      Accrued interest                                                 39
      Deferred revenue                                             27,552
                                                               ----------
Total current liabilities                                         306,694

Long-term obligations, less current portion                           941
Total liabilities                                                 307,635
                                                               ----------
Net Assets Acquired                                            $1,092,282
                                                               ==========

The Company has allocated approximately $183.9 million to identifiable intangible assets, of which approximately $170.9 relates to the indefinite lived tradename of Hollywood Video. The remaining intangible assets include finite lived tradenames and customer lists, which will be amortized over their estimated useful lives which are 15 years and 5 years, respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the thirteen-week and twenty-six-week periods ended July 3, 2005 and July 4, 2004 as though the companies had been combined as of the beginning of those respective periods. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2004, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs as a result of departures in corporate personnel, substantially all of which occurred shortly before or after the merger.

                                 (in thousands, except share data)
                          -----------------------------------------------
                              13 Weeks Ended          26 Weeks Ended
                          ----------------------  -----------------------
                            July 4,     July 3,     July 4,     July 3,
                             2004        2005        2004        2005
                          ----------  ----------  ----------   ----------
Total revenue             $  613,425  $ 637,495   $1,258,405   $1,346,771
Operating income              56,212(1)   7,438(2)   128,644(3)    87,570(4)
Net income(loss)              19,953(1) (13,244)(2)   50,086(3)    22,050(4)
Net income(loss) per share:
  Basic                         0.61       (0.42)       1.52       0.70
  Diluted                       0.60       (0.42)       1.50       0.69


(1) Includes $2.4 million of transaction costs and professional services incurred by Hollywood related to merger activities.
(2) Includes $15.3 million of transaction costs and professional services incurred by Hollywood related to merger activities which were incurred prior to the merger and therefore are not included in the reported Movie Gallery results. Includes $10.1 million in charges related to the VHS residual value adjustment by Movie Gallery, $1.5 million in transaction bonuses paid by Movie Gallery as a result of the completion of the merger and a $4.2 million write off of bridge financing costs related to the acquisition financing by Movie Gallery.
(3) Includes $3.6 million of transaction costs and professional services incurred by Hollywood related to merger activities.
(4) Includes $21.1 million of transaction costs and professional services incurred by Hollywood related to merger activities which were recorded prior to the merger and therefore are not included in the reported Movie Gallery results. Includes $10.1 million in charges related to the VHS residual value adjustment by Movie Gallery, $1.5 million in transaction bonuses paid by Movie Gallery as a result of the completion of the merger and net income also includes a $4.2 million write off of bridge financing cost related to the acquisition financing by Movie Gallery.

The Company has established reserves relating to employee separation costs related to the integration of certain functions. Costs associated with these integration actions do not impact current earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. During the second quarter of 2005, the Company notified 58 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. A $5.9 million reserve was recorded in the second quarter of 2005 for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the Company's severance agreements. Payments made in the second quarter were $0.7 million leaving a $5.2 million reserve as of July 3, 2005. This reserve may be adjusted in the future when more information becomes available.

The Company closed 50 Game Crazy departments since the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures do not impact current earnings and are recognized as a component of the purchase accounting, resulting in an adjustment to goodwill.

Other Acquisitions

During the second quarter, the Company acquired VHQ Entertainment, Inc.,(VHQ). VHQ operates 58 stores in Canada. In addition to the VHQ acquisition, Movie Gallery purchased 29 stores in 11 separate transactions for a total cash consideration of $20.5 million. The aggregate preliminary purchase price allocation of these individually immaterial acquisitions is as follows:

                                                           (in thousands)
                                                           --------------
Purchase price allocation (including VHQ):
      Rental inventory                                        $    2,849
      Other tangible assets                                        5,085
      Goodwill (including $3,969 of tax deductible goodwill)      14,283
      Other intangible assets                                      1,818
      Liabilities assumed                                         (3,524)
                                                              ----------
Total purchase price                                          $   20,511
                                                              ==========

The pro-forma effects on consolidated revenues and net income of these acquisitions are not presented herein because they are not material.

3. Property, Furnishings and Equipment

Property, furnishings and equipment as of January 2, 2005 and July 3, 2005 consists of the following(in thousands):

                                              ---------------------
                                               January 2,   July 3,
                                                 2005        2005
                                              -----------  --------
        Land and buildings                    $  13,578  $   15,532
        Fixtures and equipment                  185,490     270,990
        Leasehold improvements                   69,904     238,870
        Construction phase assets                     -       8,401
        Equipment under capital lease                 -       2,452
                                              ---------  ----------
                                                268,972     536,245
        Less accumulated depreciation
         and amortization                      (140,790)   (165,274)
                                              ---------  ----------
                                              $ 128,182  $  370,971
                                              =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.0 and $0.1 million at January 2, 2005 and July 3, 2005, respectively. Depreciation expense related to property, furnishings and equipment was $19.2 million and $27.2 million for the thirteen and twenty-six weeks ended July 3, 2005, respectively, compared to $6.7 million and $12.9 million for the corresponding periods in 2004.

4. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical income tax provisions and accruals.

The effective tax rate was a benefit of 37.9% and a provision of 41.0% for the thirteen and twenty-six weeks ended July 3, 2005, respectively, as compared to a provision of 39.0% and 39.1% for the corresponding prior year periods. The increase in the effective rate is a result of several factors including the effect of federal tax credits, nondeductible compensation and state taxation of certain interest expense deductions.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 2, 2005        July 3, 2005
                   Weighted-    ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill               ---      $175,172  $    (31,411) $672,823  $   (31,411)
                                ========  ============  ========  ============
Other intangible assets:
Non-compete
 agreements          8 years    $  7,426  $     (4,937) $  6,064  $    (3,571)
Trademarks:
 Hollywood Video       ---             -             -   170,911            -
 Game Crazy         15 years           -             -     4,000          (44)
Customer lists       5 years       7,628        (2,376)   17,698       (3,346)
                                --------  ------------  --------  ------------
                                $ 15,054  $     (7,313) $198,673  $    (6,961)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

                     2005 (remainder)            $  2,208
                     2006                           4,164
                     2007                           4,023
                     2008                           3,485
                     2009                           2,616
                     2010                             937

The changes in the carrying amounts of goodwill for the fiscal year ended January 2, 2005 and the twenty-six weeks ended July 3, 2005, are as follows (in thousands):

                Balance as of January 4, 2004     $   136,008
                Goodwill acquired                       7,753
                                                  -----------
                Balance as of January 2, 2005         143,761
                Goodwill acquired                     489,273
                Adjustments to acquired goodwill        8,378
                                                  -----------
                Balance as of July 3, 2005        $   641,412
                                                  ===========

6.  Long-Term Debt

On April 27, 2005, the Company completed its cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced its existing unsecured revolving credit facility. To effect this transaction, the Company obtained a new senior secured credit facility ("Credit Facility") from a lending syndicate led by Wachovia and Merrill Lynch and issued $325.0 million of 11% senior unsecured notes ("Senior Notes"), due 2012.

The Credit Facility is in an aggregate amount of $870.0 million, consisting of a five-year, $75.0 million revolving credit facility ("Revolver") bearing interest at an initial rate of LIBOR plus 2.75%, and two term loan facilities in an aggregate principal amount of $795.0 million. The revolver may, at the Company's option, increase from $75.0 million to $100.0 million if willing lenders agree to provide the additional amount. Term Loan A is a $95 million, five-year facility bearing interest at an initial rate of LIBOR plus 2.75%. Term Loan B is a $700 million, six-year facility bearing interest at an initial rate of LIBOR plus 3.00%. Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory Term Loan B prepayments escalate. The new senior credit facility is fully and unconditionally guaranteed on a joint and several basis by Movie Gallery's domestic subsidiaries. The new senior credit facility is secured by first priority security interests in, and liens on, substantially all of Movie Gallery's and its direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by Movie Gallery in its existing and future direct and indirect wholly-owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by Movie Gallery in its existing and future wholly-owned non-domestic subsidiaries.

As of July 3, 2005, the Company had $25.1 million and $19.1 million in borrowings and letters of credit, respectively, drawn against the Credit Facility.

The 11% Senior Unsecured Notes Due 2012 were sold at 98.806% of their face amount and were issued pursuant to an indenture dated April 27, 2005 between us and SunTrust Bank. The Senior Notes (i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

     Year                           Percentage
     ------------------------       ----------
     May 1, 2008                    105.500%
     May 1, 2009                    103.667%
     May 1, 2010                    101.833%
     May 1, 2011 & thereafter       100.000%

And (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

Long term debt consists of the following (in thousands):


Instrument                          January 2, 2005         July 3, 2005
----------                          ---------------         ------------
11% Senior Unsecured Notes
 Due 2012 (net of discount $3,788)   $            -          $   321,212
Term A loan                                       -               95,000
Term B loan                                       -              700,000
Revolving credit facility                         -               25,066
Hollywood 9.625% senior notes                     -                  450
VHQ debt                                          -                  617
Capital leases                                    -                1,014
                                    ---------------         ------------
Total                                $            -          $ 1,143,359
                                    ===============         ============


At July 3, 2005, maturities on long-term obligations for the next five years are as follows (in thousands):

                                           VHQ              Revol-
                                          Aquisi-           ving
              Term     Term      Senior    tion    Capital  Borro-
 July 3       Loan A   Loan B    Note      Debt     Lease   wings     Total
 ---------  --------  --------  -------- --------- ------- -------  ---------
 2005       $ 19,000  $  7,000  $      - $     590 $   253 $     -  $  26,843
 2006         19,000     7,000         -        27     640       -     26,667
 2007         19,000     7,000         -         -     121       -     26,121
 2008         19,000     7,000         -         -       -       -     26,000
 2009         19,000     7,000         -         -       -  25,066     51,066
Thereafter         -   665,000   325,450         -       -       -    990,450
            --------  --------  -------- --------- ------- ------- ----------
Total       $ 95,000  $700,000  $325,450 $     617 $ 1,014 $25,066 $1,147,147
Discount
 on senior
 notes            -          -    (3,788)        -       -       -     (3,788)
            --------  --------  -------- --------- ------- ------- ----------
Net         $ 95,000  $700,000  $321,662 $     617 $ 1,014 $25,066 $1,143,359
            ========  ========  ======== ========= ======= ======= ==========

The Credit Facility and Indenture governing our 11% notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

The Credit Facility also requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to interest expense.

7.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested stock and shares that could be issued from the exercise of dilutive common stock options (460,000 for the thirteen weeks ended July 4, 2004; 562,000 and 445,000 for the twenty-six weeks ended July 4, 2004 and July 3, 2005, respectively). No adjustments were made to net income in the computation of basic or diluted earnings (loss) per share.

Due to the Company's loss in the thirteen weeks ended July 3, 2005, securities consisting of options convertible into 1,091,000 shares of common stock and 189,000 shares of non-vested stock were excluded from the calculation of diluted earnings (loss) per share, as their inclusion in the diluted earnings
(loss) per share calculation would have been anti-dilutive.

8.  Comprehensive Income

Comprehensive income was as follows (in thousands):

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                             --------------------   ----------------------
                               July 4,    July 3,      July 4,     July 3,
                                2004       2005         2004        2005
                             ---------  ---------    ---------  ----------
Net income (loss)            $  10,634  $ (12,189)   $  28,886  $    6,204
Foreign currency
 translation adjustment           (416)      (960)      (1,084)     (1,354)
                             ---------  ---------    ---------  ----------
Comprehensive income (loss)  $  10,218  $ (13,149)   $  27,802  $    4,850
                             =========  =========    =========  ==========

9.  Commitments and Contingencies

Certain of the Company's subsidiaries have been named in various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes that it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on the Company's consolidated results of operation, financial condition or liquidity. At July 3, 2005, the legal contingencies reserve was $15.2 million of which $14.4 million relates to pre-acquisition contingencies. Some of the Hollywood reserves related to matters that have been settled, while others related to matters involving ongoing litigation that are in various stages of discovery. The recorded reserves for unsettled matters may require adjustment in future periods and those adjustments could be material. Under FASB Statement 141, some or all of any future revisions to the recorded reserves for preacquisition contingencies may be required to be treated as revisions to the preliminary purchase price allocation (described in Note 2) which generally would be recorded as adjustments to goodwill. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income
statement in the period when the facts of such revisions become known.   At
January 2, 2005, the legal contingencies reserve was $0.3 million.

A negative outcome in certain of the ongoing litigation could harm the Company's business, financial condition, liquidity or results of operations and could cause the Company to vary aspects of its operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.

10.  Segment Reporting

As of April 27, 2005, Management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. Movie Gallery represents 2,669 video stores, Hollywood Video represents 2,041 video stores and Game Crazy represents 649 in-store departments and 20 free-standing stores that allow game enthusiasts to buy, sell, and trade used and new video game hardware, software and accessories. The Company measures segment profit as operating income (loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (in thousands):

                                   Thirteen Weeks Ended
                                      July 3, 2005
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(1)   Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  199,062 $  256,535  $ 49,132  $  504,729
Depreciation and
 amortization                9,582      9,639     3,123      22,344
Rental amortization         55,421     32,464         -      87,885
Operating income(loss)     (11,456)    15,365    (1,920)      1,989
Total assets               512,049  1,251,458   117,301   1,880,808
Purchases of property,
 furnishings and
 equipment, net             18,119      3,523       196      21,838

(1) Rental amortization includes $10.1 million of VHS residual value adjustment.

                                 Twenty-Six Weeks Ended
                                      July 3, 2005
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(2)   Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  432,853 $  256,535  $ 49,132  $  738,520
Depreciation and
 amortization               18,384      9,639     3,123      31,146
Rental amortization         98,351     32,464         -     130,815
Operating income(loss)      19,114     15,365    (1,920)     32,559
Total assets               512,049  1,251,458   117,301   1,880,808
Purchases of property,
 furnishings and
 equipment, net             28,731      3,523       196      32,450

(2) Rental amortization includes $10.1 million of VHS residual value adjustment.

For the comparable periods ending July 4, 2004, there was only one reportable segment, which was Movie Gallery. Last year's consolidated results are the Movie Gallery segment totals.

11.  Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes ("Subsidiary Guarantors"), which include Movie Gallery US, Inc.; Hollywood Entertainment Corporation; Hollywood Management Company; Movie Gallery Finance, Inc.; Movie Gallery Licensing, Inc.; Movie Gallery Services, Inc.; M.G.A. Realty I, LLC; M.G. Digital, LLC; Movie Gallery Asset Management, Inc., and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Movie Gallery Canada, Inc., VHQ Entertainment, Inc., and Movie Gallery Mexico, Inc., S. de R.L. de C.V. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Thirteen weeks ended July 4, 2004
(unaudited, in thousands)

                             --------------------------------------------------
                                                    Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                             --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 163,343  $  11,896 $       - $ 175,239
  Product sales                     -    13,100      1,252         -    14,352
                            --------- ---------  --------- --------- ---------
Total revenue                       -   176,443     13,148         -   189,591

Cost of sales:
  Cost of rental revenue            -    46,476      3,432         -    49,908
  Cost of product sales             -     9,322        810         -    10,132
                            --------- ---------  --------- --------- ---------
Gross profit                        -   120,645      8,906         -   129,551


Operating costs and expenses:
 Store operating expenses           -    88,993      6,408         -    95,401
 General and administrative        26    12,635      1,025         -    13,686
 Amortization of intangibles        -       640         35         -       675
 Stock compensation                 -       (16)         -         -       (16)
                             --------  --------   --------  -------- ---------
Operating income(loss)            (26)   18,393      1,438         -    19,805

Interest expense, net               -       (71)         5         -       (66)
Equity in losses of
 unconsolidated entities       (2,306)        -          -         -    (2,306)
Equity in earnings of
 subsidiaries                  12,047       884          -   (12,931)        -
                             --------  --------   --------  --------  --------
Income before income
 taxes                          9,715    19,206      1,443   (12,931)   17,433
Income taxes (benefit)           (919)    7,159        559         -     6,799
                             --------  --------   --------  --------  --------
Net income                   $ 10,634  $ 12,047   $    884  $(12,931) $ 10,634
                             ========  ========   ========  ========  ========


Consolidating Statement of Operations
Thirteen weeks ended July 3, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                    Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 403,775  $  16,557 $       - $ 420,332
  Product sales                     -    82,522      1,875         -    84,397
                            --------- ---------  --------- --------- ---------
Total revenue                       -   486,297     18,432         -   504,729

Cost of sales:
  Cost of rental revenue            -   136,579      6,172         -   142,751
  Cost of product sales             -    58,098      1,341         -    59,439
                            --------- ---------  --------- --------- ---------
Gross profit                        -   291,620     10,919         -   302,539


Operating costs and expenses:
 Store operating expenses           -   251,839     10,355         -   262,194
 General and administrative       142    35,898        940         -    36,980
 Amortization of intangibles        -       914         40         -       954
 Stock compensation                 -       422         -          -       422
                             --------  --------   --------  -------- ---------
Operating income(loss)           (142)    2,547       (416)        -     1,989

Interest expense, net         (16,554)     (321)       (48)        -   (16,923)
Write-off of bridge financing  (4,234)        -          -         -    (4,234)
Equity in losses of
 unconsolidated entities         (469)        -          -         -      (469)
Equity in earnings(loss) of
 subsidiaries                   1,273     (240)         -     (1,033)        -
                             --------  --------   --------  --------  --------
Income (loss) before income
 taxes                        (20,126)    1,986       (464)   (1,033)  (19,637)
Income taxes (benefit)         (7,937)      713       (224)        -    (7,448)
                             --------  --------   --------  --------  --------
Net income (loss)            $(12,189) $  1,273   $   (240)  $(1,033) $(12,189)
                             ========  ========   ========  ========  ========

Consolidating Statement of Operations
Twenty-six weeks ended July 4, 2004
(unaudited, in thousands)

                             --------------------------------------------------
                                                    Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 337,972  $  24,024 $       - $ 361,996
  Product sales                     -    28,167      2,730         -    30,897
                            --------- ---------  --------- --------- ---------
Total revenue                       -   366,139     26,754         -   392,893

Cost of sales:
  Cost of rental revenue            -    94,589      7,064         -   101,653
  Cost of product sales             -    19,243      1,829         -    21,072
                            --------- ---------  --------- --------- ---------
Gross profit                        -   252,307     17,861         -   270,168


Operating costs and expenses:
 Store operating expenses           -   176,629     13,197         -   189,826
 General and administrative        46    25,324      2,112         -    27,482
 Amortization of intangibles        -     1,216         73         -     1,289
 Stock compensation                 -        40         -         -         40
                             --------  --------   --------  -------- ---------
Operating income(loss)            (46)   49,098      2,479         -    51,531

Interest expense, net               -      (175)        10         -      (165)
Equity in losses of
 unconsolidated entities       (3,936)        -          -         -    (3,936)
Equity in earnings of
 subsidiaries                  31,372     1,491          -   (32,863)        -
                             --------  --------   --------  --------  --------
Income before income
 taxes                         27,390    50,414      2,489   (32,863)   47,430
Income taxes (benefit)         (1,496)   19,042        998         -    18,544
                             --------  --------   --------  --------  --------
Net income                   $ 28,886  $ 31,372   $  1,491  $(32,863) $ 28,886
                             ========  ========   ========  ========  ========


Consolidating Statement of Operations
Twenty-six weeks ended July 3, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                    Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 604,274  $  32,799 $       - $ 637,073
  Product sales                     -    98,123      3,324         -   101,447
                            --------- ---------  --------- --------- ---------
Total revenue                       -   702,397     36,123         -   738,520

Cost of sales:
  Cost of rental revenue            -   197,894     11,217         -   209,111
  Cost of product sales             -    69,329      2,300         -    71,629
                            --------- ---------  --------- --------- ---------
Gross profit                        -   435,174     22,606         -   457,780


Operating costs and expenses:
 Store operating expenses           -   351,695     18,978         -   370,673
 General and administrative       201    50,001      2,229         -    52,431
 Amortization of intangibles        -     1,473         81         -     1,554
 Stock compensation                 -       563         -          -       563
                             --------  --------   --------  -------- ---------
Operating income(loss)           (201)   31,442      1,318        -     32,559

Interest expense, net         (16,554)     (428)       (21)        -   (17,003)
Write-off of bridge financing  (4,234)        -          -         -    (4,234)
Equity in losses of
 unconsolidated entities         (806)        -          -         -      (806)
Equity in earnings of
 subsidiaries                  19,924       798          -   (20,722)        -
                             --------  --------   --------  --------  --------
Income (loss) before income
 taxes                         (1,871)   31,812      1,297   (20,722)   10,516
Income taxes (benefit)         (8,075)   11,888        499         -     4,312
                             --------  --------   --------  --------  --------
Net income                   $  6,204  $ 19,924   $    798  $(20,722) $  6,204
                             ========  ========   ========  ========  ========


Condensed Consolidating Balance Sheet
January 2, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents  $        1 $  15,711 $  9,806 $        -  $  25,518
 Merchandise inventory, net          -    24,806    2,613          -     27,419
 Prepaid expenses                    -    11,607    1,105          -     12,712
 Store supplies and other           23     8,344    1,126          -      9,493
 Deferred income taxes, net          -     2,994      364          -      3,358
                             --------- --------- --------  ---------  ---------
Total current assets                24    63,462   15,014          -     78,500
Rental inventory, net                -   113,939   12,602          -    126,541
Property, furnishings and
 equipment, net                      -   116,462   11,720          -    128,182
Goodwill, net                        -   133,292   10,469          -    143,761
Other intangibles, net               -     7,144      597          -      7,741
Deposits and other assets          806     6,028      583          -      7,417
Investments in subsidiaries    328,494    30,644        -   (359,138)         -
                             --------- --------- --------  ---------  ---------
Total assets                 $ 329,324 $ 470,971 $ 50,985  $(359,138) $ 492,142
                             ========= ========= ========  =========  =========

Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable                    -    63,465    5,512          -     68,977
 Accrued liabilities            (1,810)   27,323    5,057          -     30,570
 Deferred revenue                    -    10,415      428          -     10,843
                             --------- --------- --------  ---------  ---------
Total current liabilities       (1,810)  101,203   10,997          -    110,390

Deferred income taxes                -    47,468    3,150          -     50,618
Payable to affiliate                 -    (6,194)   6,194          -          -
Stockholders' equity           331,134   328,494   30,644   (359,138)   331,134
                             --------- --------- --------  ---------  ---------
Total liabilities and
 Stockholders' equity        $ 329,324 $ 470,971 $ 50,985  $(359,138) $ 492,142
                             ========= ========= ========  =========  =========


Condensed Consolidating Balance Sheet
July 3, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents $       -   $  47,837 $  3,285 $        -  $  51,122
 Extended viewing fees
  receivable, net                  -       8,602        -          -      8,602
 Intercompany receivable           -       5,096        -     (5,096)         -
 Merchandise inventory,net         -     139,947    3,851          -    143,798
 Prepaid expenses                 56      40,618    1,110          -     41,784
 Store supplies and other         51      26,508    1,268          -     27,827
 Deferred income taxes, net        -      16,590      212          -     16,802
                           ---------   --------- --------  ---------  ---------
Total current assets             107     285,198    9,726     (5,096)   289,935
Rental inventory, net              -     330,065   14,175          -    344,240
Property, furnishings and
 equipment, net                    -     355,340   15,631          -    370,971
Goodwill, net                      -     620,628   20,784          -    641,412
Other intangibles, net             -     190,365    1,347          -    191,712
Deferred income taxes          8,075      (5,094)   1,787          -      4,768
Deposits and other assets     28,632       8,545      593          -     37,770
Investments in
 subsidiaries              1,451,463      30,814        - (1,482,277)         -
                           ---------   --------- --------  ---------  ---------
Total assets              $1,488,277  $1,815,861 $ 64,043$(1,487,373)$1,880,808
                           =========   =========  =======  =========  =========

Liabilities and stockholders' equity:
Current liabilities:
 Current maturities of
  long-term obligations         26,000       563      630          -     27,193
Current maturities of
  financing obligations              -     8,419        -          -      8,419
 Accounts payable                    -   188,182    6,470          -    194,652
 Accrued liabilities            (1,657)  132,138    8,947          -    139,428
 Accrued interest               15,931     1,304        2          -     17,237
 Deferred revenue                    -    34,534      365          -     34,899
                              --------- --------- --------  ---------  --------
Total current liabilities       40,274   365,140   16,414          -    421,828

Long-term obligations,less
 current portion             1,105,211       830   10,125          -  1,116,166
Payable to(receivable from)
 affiliate                         (22)   (1,572)   6,690     (5,096)         -
Stockholders' equity           342,814 1,451,463   30,814 (1,482,277)   342,814
                             --------- --------- --------  ---------  ---------
Total liabilities and
 stockholders' equity       $1,488,277$1,815,861 $ 64,043$(1,487,373)$1,880,808
                             ========= ========= ========  =========  =========


Consolidating Condensed Statement of Cash Flow
Twenty-six weeks ended July 4, 2004
(unaudited, in thousands)

                             -------------------------------------------------
                                                  Non-
                                       Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income                   $ 28,886 $  31,372  $  1,491 $ (32,863) $  28,886
Equity earnings in
 subsidiary                   (31,372)   (1,491)        -    32,863          -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -    64,173     5,664         -     69,837
Purchases of rental
 inventory                          -   (66,544)   (5,759)        -    (72,303)
Depreciation and
 intangibles amortization           -    13,434       974         -     14,408
Stock based compensation           40         -         -         -         40
Tax benefit of stock
 options exercised              4,079         -         -         -      4,079
Deferred income taxes               -     8,865         -         -      8,865
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -     1,521        50         -      1,571
  Other current assets              -       686      (125)        -        561
  Deposits and other assets       943     2,202      (160)        -      2,985
  Accounts payable                  -    (7,035)   (1,005)        -     (8,040)
  Accrued liabilities and
   deferred revenue            (1,487)   (1,068)      839         -     (1,716)
  Intercompany payables/
   receivables                      -      (813)      813         -          -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 operating activities           1,089    45,302     2,782         -     49,173

Investing Activities:
Business acquisitions,
 net of cash acquired               -    (7,995)      248         -     (7,747)
Purchases of rental
 inventory-base stock               -    (7,125)     (697)        -     (7,822)
Purchase of property,
 furnishings and equipment          -   (22,819)   (2,348)        -    (25,167)
Investment in subsidiaries          -       (38)        -        38          -
                             -------- ---------  --------  --------  ---------
Net cash used in investing
 activities                         -   (37,977)   (2,797)       38    (40,736)

Financing Activities:
Proceeds from exercise
 of stock options               4,575         -         -         -      4,575
Proceeds from employee
 stock purchase plan              168         -         -         -        168
Purchases and retirement
 of common stock              (25,000)        -         -         -    (25,000)
Capital contribution
 from parent                        -         -        38       (38)         -
Dividend to parent             21,158   (21,158)        -         -          -
Payment of dividends           (1,989)        -         -         -     (1,989)
                             -------- ---------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                    (1,088)  (21,158)       38       (38)   (22,246)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -    (1,084)        -         -     (1,084)
                             -------- ---------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          1   (14,917)       23         -    (14,893)

Cash and cash equivalents at
 beginning of period                -    34,849     3,157         -     38,006
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      1 $  19,932  $  3,180  $      -  $  23,113
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Twenty-six weeks ended July 3, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-   Elimin-   Consol-
                              Parent   iaries    iaries    ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income                   $  6,204  $ 19,924  $    798  $(20,722) $   6,204
Equity earnings in
 subsidiary                   (19,924)     (798)        -    20,722          -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   121,653     9,162         -    130,815
Purchases of rental
 inventory                          -  (100,530)   (7,649)        -   (108,179)
Depreciation and
 intangibles amortization           -    29,750     1,396         -     31,146
Amortization of debt
 issuance cost                    865         -         -         -        865
Stock based compensation          563        22         -       (22)       563
Tax benefit of stock
 options exercised              2,946         -         -         -      2,946
Deferred income taxes          (8,075)    8,974    (3,235)        -     (2,336)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    12,767         -         -     12,767
  Merchandise inventory             -     7,939      (191)        -      7,748
  Other current assets            (84)   (1,397)       62         -     (1,419)
  Deposits and other assets       520    (9,244)      (10)        -     (8,734)
  Accounts payable                  -   (58,246)   (2,315)        -    (60,561)
  Intercompany payable/
   receivable                              (496)      496         -          -
  Accrued interest             17,184        14         -         -     17,198
  Accrued liabilities and
   deferred revenue            (1,234)   17,416     3,830         -     20,012
                            --------- ---------  --------  --------  ---------
Net cash provided by
 operating activities          (1,035)   47,748     2,344       (22)    49,035

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,282)   12,442   (14,220)        - (1,094,060)
Purchases of rental
 inventory-base stock               -    (8,714)     (971)        -     (9,685)
Purchase of property,
 furnishings and equipment          -   (30,431)   (2,019)        -    (32,450)
Acquisition of construction
 phase assets, net                  -     1,762         -         -      1,762
Investment in subsidiaries    (16,099)      628         -    15,471          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,108,381)  (24,313)  (17,210)   15,471 (1,134,433)


Financing Activities:
Repayment of capital
 lease obligations                  -      (105)        -         -       (105)
Intercompany with Hollywood
 Entertainment                    (22)        -         -        22          -
Decrease in financing
 obligations                        -    (1,965)        -         -     (1,965)
Net borrowings on credit
 facilities                    15,000         -    10,066         -     25,066
Long term debt financing
 fees                         (29,119)        -         -         -    (29,119)
Proceeds from issuance of
 long-term debt             1,116,120         -         -         -  1,116,120
Principal payments on
 long-term debt                     -         -    (1,093)        -     (1,093)
Proceeds from exercise
 of stock options               5,177         -         -         -      5,177
Proceeds from employee
 stock purchase plan              169         -         -         -        169
Capital contribution from
 parent                             -    16,099      (628)  (15,471)         -
Dividend to parent              3,984    (3,984)        -         -          -
Payment of dividends           (1,894)        -         -         -     (1,894)
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                 1,109,415    10,045     8,345   (15,449) 1,112,356

Effect of exchange rate
 changes on cash and
 cash equivalents                   -    (1,354)        -         -     (1,354)
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)   32,126    (6,521)        -     25,604

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  47,837  $  3,285  $      -  $  51,122
                             ======== =========  ========  ========  =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

As of July 3, 2005, we operated approximately 4,700 home video retail stores that rent and sell movies and video games, in urban, rural and suburban markets. On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation ("Hollywood"). This acquisition increased our store count to over 4,700 stores and substantially increased our urban market presence. We currently plan to maintain the Hollywood brand and store format. However, we believe the most significant expansion opportunities continue to be in the rural and suburban markets. We estimate that there are approximately 2,500 to 3,500 markets still available for expansion in rural America, where there is less competition from other national and regional chains, as well as additional opportunities throughout Canada and Mexico. We currently plan to open approximately 300 new stores for the full year 2005 period, subject to market and industry conditions, and the integration of Hollywood.

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

Our strategies have been designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business, which allows us to maximize profitability and which has proven to be a successful operating model for us. Our compound annual growth rate for consolidated revenue and operating income from 2000 to 2004 was 25.5% and 45.2% respectively. We intend to apply these same disciplines to the Hollywood brand as appropriate.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

- Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management teams continuously review inventory levels, marketing and sales promotions, real estate strategies, and personnel issues in order to maximize profitable revenues at each location. Additionally, our teams monitor revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management relies heavily on same store sales, which we define as sales at stores that we have operated for at least 12 full months, to assess the performance of our business.

- Product purchasing economics. In order to maintain the desired profit margin in our business, purchases of inventory for both rental and sale must be carefully managed. Our purchasing models are designed to analyze the impact of the economic factors inherent in the various pricing strategies employed by the studios. We believe that we are able to achieve purchasing levels tailored for the customer demographics of each of our markets and to maximize the return on investment of our inventory purchase dollars.

- Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control these expenses primarily through budgeting systems and centralization of purchases into our corporate support centers. This enables us to measure performance carefully against expectations and to leverage our purchasing power. We also have the benefit in a significant portion of our store base of reduced labor and real estate costs in the rural markets we serve versus the costs associated with the larger urban markets.

- Leverage of overhead expenses. We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs. Our general and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management team. Our integration strategy is focused on eliminating duplication, leveraging best practices and reaping the financial benefits of economies of scale to reduce costs.

- Operating cash flows. We have generated significant levels of cash flow for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. The exception to this was the acquisition of Hollywood which we funded through long-term debt.

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the second quarter and year-to-date period of 2005 versus the comparable periods of 2004.

Hollywood Acquisition

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility. We paid $862.1 million to purchase all of Hollywood's outstanding common stock and $384.7 million to refinance Hollywood's debt. As part of the refinancing of Hollywood's debt, Hollywood executed a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011, pursuant to which $224.6 million were tendered. The Hollywood acquisition was financed by Movie Gallery and Hollywood's cash on-hand of approximately $180.0 million and a senior secured credit facility guaranteed by all of our domestic subsidiaries in an aggregate amount of $870.0 million, and an issuance of $325.0 million of 11% senior unsecured notes.

The combination of Movie Gallery and Hollywood created the second largest North American video rental company with pro-forma combined annual revenue in excess of $2.5 billion and approximately 4,700 stores located in all 50 U.S. states, Canada and Mexico. The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations present little overlap with our rural and suburban store locations concentrated in the eastern half of the United States.

We will maintain the Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused consolidating the leadership functions in all three operating segments. This is complete for the Human Resources, Real Estate, Legal, Lease Administration, Finance, Information Systems, Loss Prevention and Distribution functions. The respective leaders of these support organizations are evaluating opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, these savings have been found in both Movie Gallery's and Hollywood's cost structures which we anticipate will continue in the future. The combined companies also are evaluating opportunities to reap the benefit of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business with our business or that we will achieve the anticipated cost savings.

During our integration of the operations of Hollywood with ours, we will evaluate our operational, growth, dividend and other strategies and policies discussed in this report and will modify our strategies and policies as appropriate or required by industry and operating conditions.

Other Acquisitions

During the second quarter, the Company acquired VHQ Entertainment, Inc., ("VHQ"). VHQ operates 58 stores in Canada. In addition to the VHQ acquisition, Movie Gallery purchased 29 stores in 11 separate transactions for a total cash consideration of $20.5 million.

Results of Operations

Selected Financial Statement and Operational Data:

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                             --------------------   ----------------------
                               July 4,    July 3,      July 4,     July 3,
                                2004       2005         2004        2005
                             ---------  ---------    ---------  ----------
                           ($ in thousands, except per share and store data)

Rental revenue               $ 175,239  $ 420,332    $ 361,996  $  637,073
Product sales                   14,352     84,397       30,897     101,447
                             ---------  ---------    ---------  ----------
  Total revenue                189,591    504,729      392,893     738,520

Cost of rental revenue          49,908    142,751      101,653     209,111
Cost of product sales           10,132     59,439       21,072      71,629
                             ---------  ---------    ---------  ----------
Total gross profit           $ 129,551  $ 302,539    $ 270,168  $  457,780
                             =========  =========    =========  ==========
Store operating expenses     $  95,401  $ 262,194    $ 189,826  $  370,673
General and administrative
 expenses                    $  13,686  $  36,980    $  27,482  $   52,431
Stock compensation           $     (16) $     422    $      40  $      563
Equity in losses of
 unconsolidated entities     $   2,306  $     469    $   3,936  $      806

Operating income             $  19,805  $   1,989    $  51,531  $   32,559
Interest expense, net        $      66  $  16,923    $     165  $   17,003
Net income (loss)            $  10,634  $ (12,189)   $  28,886  $    6,204
Net income (loss)
 per diluted share           $    0.32  $   (0.39)   $    0.86  $     0.19

Cash dividends per
 common share                $    0.03  $    0.03    $    0.06  $     0.06

Rental margin                    71.5%      66.0%        71.9%       67.2%
Product sales margin             29.4%      29.6%        31.8%       29.4%
Total gross margin               68.3%      59.9%        68.8%       62.0%

Percent of total revenue:
Rental revenue                   92.4%      83.3%        92.1%       86.3%
Product sales                     7.6%      16.7%         7.9%       13.7%
Store operating expenses         50.3%      51.9%        48.3%       50.2%
General and administrative
 expenses                         7.2%       7.3%         7.0%        7.1%
Stock compensation                  -%       0.1%           -%        0.1%
Operating income                 10.4%       0.4%        13.1%        4.4%
Interest expense, net               -%       3.4%           -%        2.3%
Net income (loss)                 5.6%      (2.4%)        7.4%        0.8%

Total same-store revenues         0.8%      (5.5%)        1.5%       (0.3%)
Movie Gallery same-store revenues 0.8%      (8.1%)        1.5%       (3.2%)
Hollywood same-store revenues     3.9%      (4.4%)        3.1%        0.9%

Total same-store rental revenues  0.7%      (8.4%)        1.5%       (2.7%)
Movie Gallery same-store revenues 0.7%      (8.7%)        1.5%       (2.9%)
Hollywood same-store revenues    (1.0%)     (8.2%)       (3.3%)      (2.7%)

Total same-store product sales    1.9%      10.6%        (1.5%)      12.7%
Movie Gallery same-store sales    1.9%      (1.2%)       (1.5%)      (5.6%)
Hollywood same-store sales       32.4%      12.9%        44.0%       16.6%

Store count:
   Beginning of period           2,240      2,543        2,158       2,482
   New store builds                 75         92          156         154
   Stores acquired                  31      2,120           55       2,138
   Stores closed                   (15)       (25)         (38)        (44)
                             ---------  ---------    ---------  ----------
   End of period                 2,331      4,730        2,331       4,730
                             =========  =========    =========  ==========

Hollywood same-store revenues are presented for full thirteen and twenty-six week periods and are inclusive of the Game Crazy operating segment. Hollywood same-store revenues exclude the effects of the method change for extended viewing fees recognition described in Note 1 to the accompanying financial statements.

Revenue. For the thirteen weeks and twenty-six weeks ended July 3, 2005, consolidated total revenues increased 166.2% and 88.0% from the comparable periods in 2004. Same-store total revenues were negative 5.5% for the second quarter and negative 0.3% for the year-to-date period in 2005. Same-store rental revenue declined 8.4% in the second quarter of 2005 and declined 2.7% year-to-date in 2005. Product same-store revenue grew 10.6% in the second quarter and grew 12.7% for the year-to-date period in 2005.

With the acquisition of Hollywood our revenue has shifted more to product revenue and away from rental revenues versus comparative periods last year. The Game Crazy operating segment is the primary driver of this shift in the revenue mix. We expect this trend to continue.

For the thirteen weeks and twenty-six weeks ended July 3, 2005, the Movie Gallery operating segment total revenues increased 5.0% and 10.2% from the comparable periods in 2004. The increases were due to an increase of 14.3% in the average number of stores operated during both the quarter and year-to-date period of 2005. These increases were partially offset by same-store revenue decreases of 8.1% for the second quarter and 3.2% for the year-to-date period of 2005. Same-store rental revenue declined 8.7% in the second quarter of 2005 and declined 2.9% year-to-date in 2005. Same-store product sales declined 1.2% in the second quarter and declined 5.6% for the year-to-date period in 2005.

The addition of Hollywood operating segment revenue for the thirteen weeks and twenty-six weeks ended July 3, 2005 accounted for 97.0% and 88.4%, respectively, of the total revenue increases. Hollywood total same-store revenues were negative 4.4% for the second quarter and positive 0.9% for the year-to-date period. Same-store rental revenue declined 8.2% in the second quarter of 2005 and declined 2.7% year-to-date in 2005. To conform Hollywood's extended viewing fees accounting method to Movie Gallery's accounting method, Hollywood's rental revenue was reduced by $12.8 million in the thirteen weeks ended July 3, 2005. The same-store total revenue and rental revenue have been presented excluding this method change. The same-store product sales increased 12.9% in the second quarter and increased 16.6% for the year-to-date period in 2005. The growth in Hollywood same-store product sales is primarily driven by the strength of the in-store Game Crazy departments. The same-store revenue percentage changes provided for Hollywood are for the full thirteen weeks and twenty-six weeks.

The following factors contributed to a decrease in our total same-store revenues for the second quarter of 2005 versus 2004:

-Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the weak home video release schedule during the quarter.

-Game rental revenue declined reflecting the weakness of the new game titles currently being released and the industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for late 2005 and early 2006 release.

Cost of Sales. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the second quarter and year-to-date period of 2005 was 66.0% and 67.2%, respectively, versus 71.5% and 71.9% for the comparable quarter and year-to-date period of 2004. A charge of $10.1 million was recorded against rental margins in the second quarter to reflect a change in estimate of the residual value of VHS movies from $2.00 to $1.00. Excluding the VHS residual value adjustment in the second quarter, gross margin on rental revenue would have been 68.4% and 68.8% for the thirteen weeks and twenty-six weeks ending July 3, 2005, respectively. We have presented gross margins on rental revenue adjusted to exclude charges related to the VHS residual value adjustment because we believe it provides our investors a more accurate view of the current period operating results and our management uses this information to analyze our results from continuing operations and to view trends and changes in these results.

The remaining decrease versus prior comparable periods is primarily the result of the acquisition of the Hollywood Video stores as their gross margins are historically lower than those of Movie Gallery stores because Hollywood generally invests more in rental inventory as a percentage of revenue to effectively compete in urban markets. Higher than expected same-store revenue declines for movie rental revenue, and higher than normal promotional activity of previously viewed products also contributed to the reduced rental gross margins.

Cost of product sales includes the costs of new and used video game merchandise for the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks and twenty-six weeks ended July 3, 2005 was 29.6% and 29.4%, respectively, compared to 29.4% and 31.8% for the comparable quarter and year-to-date period of 2004. The decrease in product sales margin for the twenty-six week period was primarily caused by the higher penetration of new movies and new game merchandise sales. The acquisition of the Game Crazy operating segment acquired with Hollywood will continue to increase the percent to total revenue of new game merchandise sales versus comparable periods last year.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments, in-store payroll, utilities, repair and maintenance costs and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue was 51.9% and 50.2% for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively, in comparison to 50.3% and 48.3% for the comparable periods in 2004. Store operating expense increased 174.8% for the second quarter and 95.3% for the year-to-date period versus comparable periods. The acquisition of Hollywood is the primary reason for the increase in total store operating expenses, however the Hollywood stores generally have lower operating expense as a percentage of revenue than the Movie Gallery stores. The Movie Gallery's operating segment store operating expenses as a percentage of total revenue was 56.1% and 50.9% for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively, in comparison to 50.3% and 48.3% for the comparable periods in 2004.

For the Movie Gallery operating segment, the increases in operating expense as a percentage of revenue are attributable to higher total spending based on the increase in year-over-year store counts, and the steeper than expected declines in same-store revenues. Store operating expenses were also increased by approximately $0.7 million and $1.4 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively, related to lease accounting changes made in the fourth quarter of 2004; approximately $1.0 million and $2.5 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively, due to a decrease in the amount of vendor rebates allowed to be offset against marketing expense versus the prior year and which will be offset against the cost of rental revenues in accordance with our rental inventory amortization policy; and inflationary increases in rent and higher medical claims partially offset by reductions in payroll costs and store supplies.

General and Administrative Expenses. General and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management team. General and administrative expenses as a percentage of total revenue were 7.3% and 7.1% for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively, in comparison to 7.2% and 7.0% for the comparable periods in 2004. General and administrative expenses increased 170.2% for the second quarter and 90.8% for the year-to-date period primarily as the result of the acquisition of Hollywood. General and administrative expenses for the second quarter include $1.5 million in transaction bonuses paid to certain employees who were instrumental in completing the Hollywood merger. Excluding transaction bonuses, the general and administrative expense as a percentage of revenue would have been 7.0% and 6.9% for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively. We have presented general and administrative expenses as a percentage of revenues adjusted to exclude transaction bonuses related to the Hollywood merger because we believe it provides our investors a more accurate view of the current period operating results and our management uses this information to analyze our results from continuing operations and to view trends and changes in these results.

Stock Compensation Expense. Stock compensation expense represents the non-cash charge associated with non-vested stock grants. Time based stock grants are amortized over the vesting period. Performance based stock grants are accrued based on the predicted achievement and the current stock price. The twenty-six week period ended July 3, 2005 also includes the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and accounted for as variable stock options.

Operating Income. As a result of the impact of the above factors on revenues and expenses, operating income decreased by 90.0% and 36.8% for the second quarter and year-to-date period of 2005 to $2.0 million and $32.6 million, respectively. The reported operating income was reduced by $11.2 to conform Hollywood's extended viewing fees accounting method to Movie Gallery's accounting method after adjusting accrued revenue sharing on accrued extended viewing fees.

Interest Expense, net. Net income for the thirteen weeks ended July 3, 2005 includes $16.9 million pre-tax, or $0.32 per diluted share in interest expense related to the new credit agreement to fund the acquisition of Hollywood and VHQ.

Write-off of Bridge Financing. Reflects the write-off of $4.2 million, or $0.08 per diluted share of fees and expenses associated with the bridge commitment feature of the senior credit facility in the second quarter of 2005. The bridge facility was never used and therefore the associated fees did not qualify to be deferred and amortized. The fees were expensed in the second quarter.

Equity in Losses of Unconsolidated Entities. During the last half of 2003, Movie Gallery began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. We do not anticipate that any of these alternatives will replace our base video rental business. However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business. The expenses associated with our investments in alternative delivery vehicles are reflected as equity in losses of unconsolidated entities on our statements of income. Prior to the third quarter of 2004, these costs were included in store operating expenses on the statements of income.

Liquidity and Capital Resources

Our primary capital needs are for debt service, opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores; refreshing, rebranding and supplying new computer hardware for acquired stores. We fund our capital needs primarily by cash flow from operations and, as necessary, loans under our Credit Facility.

At July 3, 2005, we had cash and cash equivalents of $51.1 million and $30.8 million in available borrowings under our credit facility. Although there can be no assurances, we believe that cash flow available from operations and availability under our Revolver will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service on the Senior Notes and the Credit Facility.

The Credit Facility and Indenture governing our 11% notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

The Credit Facility also requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to interest expense.

The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them.

Contractual Obligations. The following table discloses our contractual obligations and commercial commitments as of July 3, 2005. The operating lease information presented is as of January 2, 2005 (in thousands):

Contractual                                 2-3       4-5     More than
Obligations           Total     1 Year     Years     Years     5 Years
---------------    ----------  --------  --------  --------   ----------
Term Loan A        $   95,000  $ 19,000  $ 38,000  $ 38,000   $        -
Term Loan B           700,000     7,000    14,000    14,000      665,000
Senior Notes          325,450         -         -         -      325,450
VHQ debt                  617       590        27         -            -
Interest Term
 Loan A (1)            15,515     5,483     7,410     2,622            -
Interest Term
 Loan B (1)           252,590    46,271    91,148    89,291       25,880
Interest payment
  on subordinated
  notes               244,529    35,793    71,586    71,586       65,564
Capital leases          1,256       555       701         -            -
Interest payment
  on capital
  leases                   89        50        39         -            -
Revolver borrowings    25,066         -         -    25,066            -
Operating leases    1,678,195   268,983   687,944   369,158      352,110
                   ----------  --------  --------  --------   ----------
Total              $3,338,307  $383,725  $910,855  $609,723   $1,434,004
                   ----------  --------  --------  --------   ----------

(1)Interest rates based on current Libor rates plus margin. Term Loan A and Term Loan B rates are 6.24% and 6.49%, respectively.


                                                   Twenty-Six Weeks Ended
                                                  ------------------------
                                                     July 4,      July 3,
                                                      2004         2005
                                                  ----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by operating activities         $   49,173   $    49,035
Net cash used in investing activities                (40,736)   (1,134,433)
Net cash (used in) provided by
 financing activities                                (22,246)    1,112,356


The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income offset by increases in rental amortization, depreciation and amortization, accrued interest, accrued liabilities and extended viewing fees netted with increased use of cash for purchases of rental inventory, accounts payable and deferred income taxes for the first half of 2005 versus the comparable period in 2004.

Net cash used in investing activities includes the costs of business acquisitions, new store builds and investment in base stock rental inventory. The increase in cash used in investing activities was primarily due to the acquisitions of Hollywood and VHQ which amounted to $1.1 billion in the aggregate, versus much smaller acquisitions in the first half of 2004.

Net cash flow related to financing activities for the twenty-six weeks ended July 3, 2005 includes the proceeds from a new senior secured credit facility from a lending syndicate led by Wachovia and Merrill Lynch and the issuance of $325.0 million of 11% senior unsecured notes, due 2012. The new senior secured credit facility is in an aggregate amount of $870.0 million, consisting of a five-year, $75.0 million revolving credit facility bearing interest at an initial rate of LIBOR plus 2.75%, and two term loan facilities in an aggregate principal amount of $795.0 million. Term Loan A is a $95 million, five-year facility bearing interest at an initial rate of LIBOR plus 2.75%. Term Loan B is a $700 million, six-year facility bearing interest at an initial rate of LIBOR plus 3.00%. Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory prepayments escalate. This new financing source is compared to a use of cash towards our $25 million stock buyback program that was completed in the 2004 second quarter with the Company repurchasing 1,336,312 shares of common stock at an average price of $18.71 per share.

In June 2004, our board of directors declared a cash dividend of $0.03 per share under our dividend policy instituted in December 2003. We currently intend to continue to pay similar quarterly cash dividends on our common stock. However, the payment of future dividends is subject to the discretion of our board of directors. Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the restrictive covenants governing our indebtedness and any other factors that our board of directors considers relevant.

At July 3, 2005, we had a working capital deficit of $131.9 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through both internally developed and acquired stores. We opened 154 internally developed stores, acquired 2,138 stores which includes the acquisitions of Hollywood and VHQ and closed 44 stores during the first half of 2005. We plan on opening another 146 internally developed stores during the second half of 2005. We will continue to evaluate acquisition opportunities in 2005 as they arise although we anticipate the majority of our future growth will most likely occur through new store development. To the extent available, new stores and future acquisitions may be completed using cash on-hand, funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to service our debt and fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2005. Capital requirements to fund new store growth for the remainder of fiscal 2005, including the new store build-out costs and our rental and merchandise inventory investment are estimated at $60.2 million. Additionally in fiscal 2005, we estimate $47.4 million in other on-going capital expenditure requirements for the existing store base. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

Our ability to fund our current plan of operations and our growth plan will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating the business and service our current level of indebtedness or any debt we may incur in the future. If we are unable to satisfy these requirements with cash flow from operations and cash on hand, we may be required to sell assets or to obtain additional financing. We cannot assure you that any such sales of assets or additional financing could be obtained.

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

A major component of our cost structure is the amortization of our rental inventory. Rental inventory is amortized to an estimated residual value over an estimated useful life of up to two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is based on historical customer demand patterns from "street date" (the date studios release various titles for distribution to our stores) through the end of the average useful life. In order to determine the appropriate useful lives and residual values, we analyzed the actual historical performance trends of our rental inventory. We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory. Our established residual values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the residual values established by competitors in our industry. Effective April 4, 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00 due to continued declines in the market value of VHS product. We believe our updated estimated useful lives and residual values are appropriately matched to our current rental business and are consistent with industry trends. However, should rental patterns of consumers change or should market values of previously viewed inventory continue to decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within one to three years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in residual values or a combination of both courses of action. We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after "street date" under our existing policy. In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies. However, we cannot assure you that we will be able to fully anticipate the impact of continued transition to DVD or any other formats in the future and we could incur losses on sales of previously viewed movies in the future. As of January 2, 2005 and July 3, 2005, we had $126.5 million and $344.2 million, respectively, in rental inventory on our balance sheet. As of July 3, 2005, the net book value of our VHS rental inventory is approximately 10% of the net book value of our total rental inventory.

We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors in order to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. If we do not meet our operating forecasts, we may have to record impairment charges not previously recognized.

We test goodwill for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000. If we do not meet our operating forecasts we may have to record additional impairment charges not previously recognized. As of July 3, 2005, we have $641.4 million in goodwill on our balance sheet of which Hollywood accounts for $483.4 million.

We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date. We engage independent valuation specialists to assist when necessary.
If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation. With the exception of the Video Update acquisition in 2001, we have not experienced any significant adjustments to the valuation of assets or liabilities acquired in business combinations in the last seven years. Prior to the Hollywood acquisition our acquisitions have typically been small businesses for which we generally do not assume liabilities and for which the assets acquired consist primarily of inventory, fixtures, equipment and intangibles.

We treated the acquisition of Hollywood as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their fair value as determined based on a preliminary valuation report performed by an independent valuation specialist. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is preliminary and we expect further adjustments.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to net operating loss carryforwards that we acquired in the 2001 acquisition of Video Update.
In forming our conclusion about the future recoverability of the net operating losses from our 2001 acquisition of Video Update, we considered, among other things, the applicable provisions of the federal income tax code, which limit the deductibility of net operating loss carryforwards to the post-acquisition taxable income (cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of these net operating losses. We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, changes in tax law, Internal Revenue Service (IRS) interpretive guidance and judicial rulings. If facts and circumstances in the future should warrant elimination or reduction of the valuation allowance related to these NOLs, our effective income tax rate, which was 40%, 39% and 39% for fiscal 2002, 2003 and 2004, respectively, could be reduced.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005 concurrent with our acquisition of Hollywood. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards is currently being determined. If we determine it is more likely than not that we will not fully realize all net operating loss carryforwards and tax credit carryforwards a valuation allowance may be necessary.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Future impairment charges associated with goodwill will not be tax deductible and will result in an increased income tax expense in the quarter the impairment is recorded. Amortization expense associated with separately identified, finite-lived intangible assets is likewise not tax deductible, but the tax will be offset by deferred taxes created in purchase accounting, and therefore, will not affect our income tax expense.

In the fourth quarter of 2003 Hollywood applied for a change in accounting method with the IRS to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. Permission has been granted for the change in accounting method to accelerate the deduction of store pre-opening supplies. The application for the accelerated deduction of DVD and VHS movies and video games is under review by the IRS.

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

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including that:

- we may not successfully integrate the operations of Hollywood into our operations and may be subjected to liabilities as a result of our acquisition of Hollywood;

-  our management information systems may fail to perform as expected;

-  we may fail to manage merchandise inventory effectively;

- movie studios may alter their current movie distribution practices or revenue sharing programs;

-  advances in technologies may adversely affect our business;

- customers may choose to purchase, rather than rent, movies in greater proportion than anticipated;

- video game hardware and software manufacturers may fail to introduce new products in a timely manner; and

- the other risks described in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 and the Registration Statement Form S-4 filed on July, 26, 2005.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into a two-year interest rate swap to exchange 35% of the variable-rate Credit Facility debt for 4.05% fixed rate debt as of July 5, 2005. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $5.2 million based on our outstanding balance on the facility as of July 3, 2005.

We are exposed to foreign exchange risks associated with our Canadian and Mexican operations. Historically, Canadian exchange rates have been relatively stable, and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations. Based on pro-forma fiscal 2004 results including VHQ, a hypothetical 10% change in the Canadian exchange rate would not have a significant effect on either our consolidated financial position or results of operations. Our Mexican operations are currently limited to six locations. Growth in Mexico in 2005 is not expected to be significant enough to result in a material impact from fluctuations in currency exchange rates.

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

On April 27, 2005, the Company completed the acquisition of Hollywood, which the Company believes is material to its results of operations, financial position and cash flows. Management continues to assess the internal controls of Hollywood. Other than changes arising out of the Hollywood acquisition, including the appointment of Timothy R. Price, former Hollywood Chief Financial Officer, as Chief Financial Officer of the Company and the transition of certain financial reporting functions from the Company's headquarters in Dothan, Alabama to Portland, Oregon, there has been no significant change in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1.  Legal Proceedings

Certain of our subsidiaries have been named in various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe that we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operation, financial condition or liquidity. At July 3, 2005, the legal contingencies reserve was $15.2 million of which the acquisition of Hollywood added $14.4 million. At January 2, 2005, the legal contingencies reserve was $0.3 million.

A negative outcome in certain of the ongoing actions could harm our business, financial condition, liquidity or results of operations and could cause us to vary aspects of our operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 9, 2005. The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1. The five nominees proposed by the Board of Directors were elected as directors by the following votes:

    Name                          For                  Withheld
    -------------------           -----------          -----------
    Joe T. Malugen                19,055,770           10,843,455
    H. Harrison Parrish           19,092,843           10,806,382
    William B. Snow               26,539,416            3,359,809
    John J. Jump                  27,365,024            2,533,715
    James C. Lockwood             27,364,274            2,534,465

2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the 2005 fiscal year was approved by a vote of 29,867,392 for versus 29,012 against. There were 2,335 abstentions.

3. A proposal to amend the Company's 2003 Stock Plan was approved by a vote of 18,068,730 for versus 3,505,785 against. There were 591,646 abstentions.


Item 6.  Exhibits

a)  Exhibits

10.1	Indenture, dated April 27, 2005, by and among Movie Gallery,
Inc., the Guarantors named therein and SunTrust Bank, as Trustee. (Incorporated by Reference from the Registrant's
Current Report on Form 8-K, dated April 27, 2005)

10.2	Credit Agreement, dated April 27, 2005, by and among Movie
Gallery, Inc., Movie Gallery Canada, Inc., the Initial Lenders and Initial Issuing Banks named therein, Wachovia Bank, N.A. as U.S. Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, Merrill Lynch,
Pierce, Fenner & Smith Incorporated as Syndication Agent and
Bank of America, N.A., Calyon New York Branch and Canadian Imperial Bank of Commerce as Co-Documentation Agents. (Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated April 27, 2005)

10.3	Second Amendment to the Movie Gallery, Inc. 2003 Stock Plan
(Incorporated by Reference from the Registrant's Current Report on Form 8-K/A, dated June 9, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-
14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to  Rule 13a-
14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	 Certification of Chief Executive Officer Pursuant to 18 U.S.C
1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.
1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002


                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Movie Gallery, Inc.
                                  ------------------
                                  (Registrant)


Date:  August 12, 2005           /s/ Timothy R. Price
                                 --------------------
                                 Timothy R. Price,
                                 Executive Vice President and
                                 Chief Financial Officer