Form 10-Q
period 2005-10-02
MOVIE GALLERY INC
filed 2005-11-14
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 2, 2005

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

        Yes  [X]          No  [ ]

The number of shares outstanding of the registrant's common stock as of November 2, 2005 was 31,885,416.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes  [ ]          No  [X]


                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             -------------------------
                                              January 2,    October 2,
                                                2005           2005
                                             -----------   -----------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $    25,518  $     68,755
 Extended viewing fees receivable, net                 -         1,110
 Merchandise inventory, net                       27,419       143,209
 Prepaid expenses                                 12,712        42,457
 Store supplies and other                          9,493        29,757
 Deferred income taxes                             3,358        15,813
                                             -----------   -----------
Total current assets                              78,500       301,101

Rental inventory, net                            126,541       342,227
Property, furnishings and equipment, net         128,182       355,436
Goodwill, net                                    143,761       625,885
Other intangibles, net                             7,741       190,706
Deferred income taxes, net                             -        13,203
Deposits and other assets                          7,417        41,530
                                             -----------   -----------
Total assets                                 $   492,142   $ 1,870,088
                                             ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term obligations $         -   $    27,286
 Current maturities of financing obligations           -         7,973
 Accounts payable                                 68,977       159,814
 Accrued liabilities                              30,570       137,578
 Accrued interest                                      -        29,233
 Deferred revenue                                 10,843        31,687
                                             -----------    ----------
Total current liabilities                        110,390       393,571

Long-term obligations, less current portion            -     1,142,882
Deferred income taxes                             50,618             -

Stockholders' equity:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                       -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,076 and 31,662
 shares issued and outstanding, respectively          31            32
Additional paid-in capital                       188,098       202,542
Unearned compensation                                 -         (4,830)
Retained earnings                                136,750       128,592
Accumulated other comprehensive income             6,255         7,299
                                             -----------   -----------
Total stockholders' equity                       331,134       333,635
                                             -----------   -----------
Total liabilities and stockholders' equity   $   492,142   $ 1,870,088
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.



                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                               ---------------------   -----------------------
                               October 3,  October 2,   October 3,   October 2,
                                  2004        2005         2004         2005
                               ---------   ---------    ---------    ---------
Revenue:
  Rentals                      $ 176,058   $ 473,086    $ 538,054   $1,109,661
  Product sales                   13,797      99,356       44,694      201,301
                               ---------   ---------    ---------    ---------
Total revenue                    189,855     572,442      582,748    1,310,962

Cost of sales:
  Cost of rental revenue          51,110     136,236      152,763      345,159
  Cost of product sales            8,673      70,080       29,745      141,896
                           	 ---------   ---------    ---------    ---------
Gross profit                     130,072     366,126      400,240      823,907


Operating costs and expenses:
 Store operating expenses         97,962     319,919      287,788      690,592
 General and administrative       14,397      39,485       41,879       91,916
 Amortization of intangibles         673       1,163        1,962        2,718
 Stock compensation                  755         535          795        1,098
                                --------    --------     --------     --------
Operating income                  16,285       5,024       67,816       37,583

Interest expense, net               (225)    (24,427)        (390)     (41,430)
Write-off of bridge
 financing costs                       -           -           -        (4,234)
Equity in losses of
 unconsolidated entities            (955)          -       (4,891)        (806)
                                --------    --------     --------     --------
Income (loss) before income
 taxes                            15,105     (19,403)      62,535       (8,887)
Income taxes (benefit)             5,891      (6,934)      24,435       (2,622)
                                --------    --------     --------     --------
Net income (loss)               $  9,214    $(12,469)    $ 38,100     $ (6,265)
                                ========    ========     ========     ========

Net income (loss) per share:
   Basic                        $   0.29    $  (0.39)     $  1.17      $ (0.20)
   Diluted                      $   0.29    $  (0.39)     $  1.16      $ (0.20)

Weighted average shares outstanding:
   Basic                          31,444      31,640       32,436       31,471
   Diluted                        31,807      31,640       32,933       31,471

Cash dividends per common share  $  0.03     $     -     $   0.09     $   0.06


The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                  October 3,    October 2,
                                                     2004          2005
                                                  ---------    ----------
Operating activities:
Net income (loss)                                 $  38,100     $  (6,265)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Rental inventory amortization                     107,690       206,134
  Purchases of rental inventory                    (109,315)     (174,251)
  Depreciation and intangibles amortization          22,151        61,569
  Amortization of debt issuance cost                      -         2,235
  Stock based compensation                               28         1,098
  Tax benefit of stock options exercised              4,689         3,301
  Deferred income taxes                              12,496       (11,557)
Changes in operating assets and liabilities, net of
 business acquisitions:
  Extended viewing fees receivable, net                   -        20,259
  Merchandise inventory                               1,281         8,516
  Other current assets                                  985        (3,948)
  Deposits and other assets                             897        (2,053)
  Accounts payable                                  (15,785)      (82,258)
  Accrued interest                                        -        29,193
  Accrued liabilities and deferred revenue           (2,521)       13,336
                                                  ---------     ---------
Net cash provided by operating activities            60,696        65,309

Investing activities:
Business acquisitions, net of cash acquired          (9,599)   (1,096,265)
Purchases of rental inventory-base stock            (11,085)      (16,569)
Purchase of property, furnishings and equipment (34,699) (48,873) Proceeds from disposal of property,
 furnishings and equipment                                -         2,107
Acquisition of construction phase assets, net             -         2,154
                                                  ---------     ---------
Net cash used in investing activities               (55,383)   (1,157,446)

Financing activities:
Repayment of capital lease obligations                    -          (265)
Decrease in financing obligations                         -        (2,412)
Net borrowings on credit facilities                       -         9,046
Long term debt financing fees                             -       (32,452)
Proceeds from issuance of long-term debt             20,000     1,166,120
Principal payments on long-term debt                      -        (8,367)
Proceeds from exercise of stock options               5,516         5,318
Proceeds from employee stock purchase plan              168           169
Purchases and retirement of common stock            (47,390)            -
Payment of dividends                                 (2,958)       (2,827)
                                                  ---------     ---------
Net cash (used in) provided by
 financing activities                               (24,664)    1,134,330

Effect of exchange rate changes on cash
 and cash equivalents                                   579         1,044
                                                  ---------     ---------
(Decrease) increase in cash and
 cash equivalents                                   (18,772)       43,237
Cash and cash equivalents at
 beginning of period                                 38,006        25,518
                                                  ---------     ---------
Cash and cash equivalents
   at end of period                               $  19,234     $  68,755
                                                  =========     =========

The accompanying notes are an integral part of this financial statement.



                                Movie Gallery, Inc.
                Notes to Consolidated Financial Statements (Unaudited)
                                October 2, 2005


1.  Accounting Policies

Principles of Consolidation

The accompanying unaudited financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. ("Movie Gallery" or the "Company"), and subsidiaries. Investments in unconsolidated subsidiaries where the Company has significant influence but does not have control are accounted for using the equity method of accounting for investments in common stock. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

Movie Gallery completed the acquisition of Hollywood Entertainment Corporation ("Hollywood") on April 27, 2005. Movie Gallery is the nation's second largest specialty home video retailer with approximately 4,800 retail stores located throughout North America, operating under the Movie Gallery and Hollywood Video trade names. In addition, the Company operates 650 Game Crazy departments located within Hollywood Video stores and 20 free-standing Game Crazy stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. The Company's common stock is traded on The NASDAQ Stock Market under the symbol "MOVI".

The merger of Movie Gallery and Hollywood has been treated as a purchase business combination for accounting purposes, with Movie Gallery designated as the acquirer. The accompanying condensed consolidated statements of operations and cash flows for the thirteen week and thirty-nine week periods ended October 2, 2005 include the results of operations of Hollywood since April 27, 2005, the date of acquisition. Therefore, the results for the thirty-nine week period ended October 2, 2005 include approximately 23 weeks of Hollywood's results and 39 weeks of Movie Gallery's results. Note 2 to the consolidated financial statements provides summary unaudited pro forma information and details on the purchase accounting.

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

Cooperative Advertising Credits

The Company receives cooperative credits from its inventory suppliers, primarily studios, to promote their respective titles. The credits that represent a reimbursement of specific, incremental, identifiable costs are included in operating and selling expense on the consolidated statements of operations, offsetting the related costs, in the period the promotion takes place. Credits that exceed such costs are classified as a reduction of the cost of product purchased, thereby reducing cost of revenue on the consolidated statements of operations.

Change in Accounting Estimate for Rental Inventory

The Company regularly evaluates and updates rental amortization accounting estimates. Effective April 4, 2005, the Company changed its estimated residual value on VHS movies from $2.00 to $1.00 due to continued declines in the average selling prices of older VHS product. The change was accounted for as a change in accounting estimate, which decreased rental inventory and increased amortization expense by approximately $10.1 million for the current year second quarter. This reduced net income by $5.9 million (net of tax), or $0.19 per diluted share for the thirty-nine weeks ended October 2, 2005. This change in estimate reduces future cost of rental when the previously viewed VHS units are sold.

Revenue Recognition

Movie Gallery recognizes extended viewing fee revenue when payment is received from the customer. Hollywood historically recorded these fees on an accrual basis and maintained an accounts receivable balance (net of estimated bad debt reserve) for the extended viewing fee revenue expected to be collected. At the time of the merger the receivable balance was $21.4 million. In order to conform Hollywood's accounting process to Movie Gallery's accounting process, in periods subsequent to the merger, the portion of the extended viewing fees collected from Hollywood customers that relate to the acquired receivable will reduce the receivable balance and extended viewing fee revenue will no longer be accrued in advance of payment. As a result, revenue recorded by Hollywood for extended viewing fees will be less than cash collected until the receivable balance is depleted. In the thirteen and thirty-nine week periods ended October 2, 2005, this transition in accounting process reduced rental revenue by $7.5 million and $20.3 million, respectively, and reduced operating income by $6.6 million and $18.0 million, respectively, after adjusting accrued revenue sharing on accrued extended viewing fees. This reduced net income by $4.7 million and $12.7 million, or $0.15 and $0.40 per diluted share, for the thirteen and thirty-nine weeks ended October 2, 2005, respectively. The balance sheet as of October 2, 2005, includes $1.1 million of accounts receivable for acquired extended viewing fees in connection with Hollywood's former accrual accounting process.

Stock Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock compensation is reflected in net income for non-vested restricted stock granted and variable options outstanding that were repriced in March 2001. No stock compensation is reflected in net income for fixed options granted to employees, as the exercise price was equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if we had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                 Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                 --------------------  -----------------------
                                 October 3, October 2,  October 3,  October 2,
	                           2004       2005         2004       2005
                                 ---------  ---------   ---------   ---------
                                       (in thousands, except per share data)

Net income (loss), as reported   $   9,214  $ (12,469)   $  38,100  $  (6,265)
Add: Stock based compensation
 included in reported net income,
 net of tax                            461        442    $     485        774
Deduct: Stock based compensation
 determined under fair value based
 methods for all awards, net of tax   (426)    (1,087)   $  (1,013)    (1,887)
                                 ---------  ---------    ---------  ---------
Pro forma net income/(loss)      $   9,249    (13,114)   $  37,572  $  (7,378)
                                 =========  =========    =========  =========
Net income/(loss) per share, as reported:
 Basic                           $    0.29  $   (0.39)   $    1.17  $   (0.20)
 Diluted                         $    0.29  $   (0.39)   $    1.16  $   (0.20)
Pro forma net income/(loss) per share:
 Basic                           $    0.29  $   (0.41)   $    1.16  $   (0.23)
 Diluted                         $    0.29  $   (0.41)   $    1.14  $   (0.23)


Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revised Statement No. 123, Share Based Payment ("Statement 123R"), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The future impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as shown in the table above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the amount of net operating cash flows recognized in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and the market price of our common stock on the dates of future stock option exercises), the amount of operating cash flows recognized for such excess tax deductions were $4.7 million and $3.3 million for the thirty-nine weeks ended October 3, 2004 and October 2, 2005, respectively. We will adopt the requirements of Statement 123R beginning January 2, 2006.

2.  Business Combinations

Merger of Movie Gallery and Hollywood

On April 27, 2005, Movie Gallery and Hollywood completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of January 9, 2005 (the "Merger Agreement"). Upon the consummation of the merger, Hollywood became a wholly-owned subsidiary of Movie Gallery. As of the date of the merger, Hollywood operated 2,031 specialty home video retail stores and 20 free-standing video game stores throughout the United States. The merger was made as a strategic expansion of our geographic and urban markets in accordance with our growth plans.

Under the terms of the Merger Agreement, Hollywood shareholders received $13.25 in cash for each Hollywood share owned. Approximately $862.1 million in cash was paid in consideration for (i) all outstanding common stock of Hollywood and
(ii) all outstanding vested stock options of Hollywood. Existing Hollywood indebtedness was repaid for a total of $381.5 million. $161.4 million was paid by Hollywood with the remainder funded by Movie Gallery with proceeds from a new credit facility and the issuance of $325.0 million principal amount of 11% senior notes due 2012. The total consideration paid was approximately $1.1 billion, including transaction costs of $10.0 million.

The merger has been treated as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their fair value. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is preliminary and further adjustments are expected.

The purchase price allocation changed during the third quarter of 2005. The revised preliminary purchase price allocation is as follows (in thousands):

                                         April 27, 2005 Adjustment     Amount
                                         -------------- ---------- ----------
Current Assets:
      Cash and cash equivalents              $   18,733 $       -  $   18,733
      Extended viewing fees receivable, net      21,369         -      21,369
      Merchandise inventory                     122,468         -     122,468
      Prepaid expenses                           27,632         -      27,632
      Store supplies and other                   18,146       337      18,483
                                             ---------- ---------  ----------
Total current assets                            208,348       337     208,685

Rental inventory                                227,800         -     227,800
Property, furnishings and equipment             238,279      (110)    238,169
Goodwill                                        474,990   (11,247)    463,743
Other intangibles                               183,894         -     183,894
Deferred income taxes, net                       64,944         -      64,944
Deposits and other assets                         1,662         -       1,662
                                             ---------- ---------  ----------
Total assets acquired                        $1,399,917 $ (11,020) $1,388,897


Liabilities
Current Liabilities:
    Current maturities of long-term obligations $   557         -   $     557
    Current maturities of financing obligations  10,385         -      10,385
    Accounts payable                            182,963   (13,369)    169,594
    Accrued liabilities                          85,198     8,833      94,031
    Accrued interest                                 39         -          39
    Deferred revenue                             27,552    (6,484)     21,068
                                             ---------- ---------  ----------
Total current liabilities                       306,694   (11,020)    295,674

Long-term obligations, less current portion         941         -         941
Total liabilities                               307,635   (11,020)    296,615
                                             ---------- ---------  ----------
Net Assets Acquired                          $1,092,282 $       -  $1,092,282
                                             ========== =========  ==========

The Company has allocated approximately $183.9 million to identifiable intangible assets, of which approximately $170.9 relates to the indefinite lived trade name of Hollywood Video. The remaining intangible assets include finite lived trade names and customer lists, which will be amortized over their estimated useful lives which are 15 years and 5 years, respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the thirteen-week and thirty-nine week periods ended October 2, 2005 and October 3, 2004 as though the companies had been combined as of the beginning of those respective periods. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2004, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs as a result of departures of corporate personnel, substantially all of which occurred shortly before or after the merger.

                            (unaudited, in thousands, except share data)
                          ------------------------------------------------
                           Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                          ----------------------  ------------------------
                           October 3,  October 2,  October 3,   October 2,
                             2004        2005        2004          2005
                          ----------  ----------  ----------   -----------
Total revenue             $  602,178  $ 579,934   $1,860,583    $1,926,705
Operating income              45,986(1)  12,517      174,630(2)    100,087(3)
Net income(loss)              14,548(1)  (7,654)      64,634(2)     14,396(3)
Net income(loss) per share:
  Basic                         0.46      (0.24)        1.99          0.46
  Diluted                       0.46      (0.24)        1.96          0.45


(1) Includes $1.7 million (before taxes) of transaction costs and professional services incurred by Hollywood related to merger activities.
(2) Includes $5.3 million (before taxes) of transaction costs and professional services incurred by Hollywood related to merger activities.
(3) Includes $21.1 million (before taxes) of transaction costs and professional services incurred by Hollywood related to merger activities which were recorded prior to the merger and therefore are not included in the reported Movie Gallery results. Includes $10.1 million in charges (before taxes) related to the VHS residual value adjustment by Movie Gallery, $1.5 million (before taxes) in transaction bonuses paid by Movie Gallery as a result of the completion of the merger and net income also includes a $4.2 million (before taxes) write off of bridge financing costs related to the acquisition financing by Movie Gallery.

The Company has established reserves relating to employee separation costs pursuant to the integration of certain functions. Costs associated with these integration actions do not impact current earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. During the second quarter of 2005, the Company notified 78 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. A $6.2 million reserve was recorded for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the Company's severance agreements. Payments year-to-date of $1.6 million have been made, leaving a $4.6 million reserve as of October 2, 2005. This reserve may be adjusted in the future when more information becomes available.

The Company closed 50 Game Crazy departments since the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures do not impact current earnings and are recognized as a component of the purchase accounting, resulting in an adjustment to goodwill.

Other Acquisitions

During the second quarter, the Company acquired VHQ Entertainment, Inc. ("VHQ"). VHQ currently operates 57 stores in Canada. VHQ's results of
operations have been included in our results since May 17, 2005.   In addition
to the VHQ acquisition, during the thirty-nine weeks ended October 2, 2005, Movie Gallery purchased 26 stores in 11 separate transactions for a total cash consideration, including VHQ, of $22.7 million. The aggregate preliminary purchase price allocation of these individually immaterial acquisitions is as follows:

                                                           (in thousands)
                                                           -------------
      Rental inventory                                        $    3,200
      Other tangible assets                                        4,880
      Goodwill (including $4,179 of tax deductible goodwill)      18,381
      Other intangible assets                                      1,960
      Liabilities assumed                                         (5,705)
                                                              ----------
Total purchase price                                          $   22,716
                                                              ==========

The pro-forma effects on consolidated revenues and net income of these acquisitions are not presented herein because they are not material.

By letter dated August 29, 2005, Boards Video Company LLC ("Boards"), an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood,, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores and 17 Game Crazy stores owned and operated by Boards pursuant to a "put" option contained in the license agreement for these stores. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. It is anticipated that the transaction will close by the end of first quarter 2006.


3. Property, Furnishings and Equipment

Property, furnishings and equipment as of January 2, 2005 and October 2, 2005 consists of the following(in thousands):

                                              -----------  ----------
                                               January 2,  October 2,
                                                 2005         2005
                                              -----------  ----------
        Land and buildings                      $  13,578  $   17,943
        Fixtures and equipment                    185,490     275,253
        Leasehold improvements                     69,904     247,334
        Construction phase assets                       -       8,008
        Equipment under capital lease                   -       1,786
                                              -----------  ----------
                                                  268,972     550,324
        Less accumulated depreciation
         and amortization                        (140,790)   (194,888)
                                              -----------  ----------
                                                $ 128,182  $  355,436
                                              ===========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.0 and $0.2 million at January 2, 2005 and October 2, 2005, respectively. Depreciation expense related to property, furnishings and equipment was $30.3 million and $57.5 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively, compared to $6.9 million and $19.8 million for the corresponding periods in 2004.

For the Hollywood operating segment, a change in estimate was recorded in the thirteen weeks ended October 2, 2005, to conform the lives of Hollywood's long lived assets to Movie Gallery's policy and to record the increase in depreciation expense generated by recording Hollywood's long lived assets at their increased fair value in the business combination accounting. A charge of $7.1 million in depreciation expense was recorded in the thirteen weeks ended October 2, 2005, of which $2.7 million related to the ten weeks ended July 3, 2005. This reduced net income by $1.9 million, or $0.06 per diluted share for both the thirteen and thirty-nine weeks ended October 2, 2005. These changes will continue to increase depreciation expense in future periods.


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

The effective tax rate was a benefit of 35.7% and 29.5% for the thirteen and thirty-nine weeks ended October 2, 2005, respectively, as compared to a provision of 39.0% for both of the corresponding prior year periods. The decrease in the effective rate is a result of several factors including a decrease in book income and limitations on the recognition of the tax benefit of a loss. It is anticipated that the effective rate should be more reflective of historical effective tax rates in the future tax periods.


5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 2, 2005        October 2, 2005
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill               ---      $175,172  $    (31,411) $657,296  $   (31,411)
                                ========  ============  ========  ============
Other intangible assets:
Non-compete
 agreements          8 years    $  7,426  $     (4,937) $  6,146  $    (3,842)
Trademarks:
 Hollywood Video       ---             -             -   170,942            -
 Game Crazy         15 years           -             -     4,000         (111)
Customer lists       5 years       7,628        (2,376)   17,771       (4,200)
                                --------  ------------  --------  ------------
                                $ 15,054  $     (7,313) $198,859  $    (8,153)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

                     2005 (remainder)            $  1,147
                     2006                           4,364
                     2007                           4,221
                     2008                           3,679
                     2009                           2,806
                     2010                           1,025

The changes in the carrying amounts of goodwill for the fiscal year ended January 2, 2005 and the thirty-nine weeks ended October 2, 2005, are as follows (in thousands):

          Net balance as of January 4, 2004           $   136,008
          Goodwill acquired                                 7,753
                                                      -----------
          Net balance as of January 2, 2005               143,761
          Goodwill acquired (including revised
           estimates)                                     482,124
                                                      -----------
          Net balance as of October 2, 2005          $    625,885
                                                      ===========

6.  Long-Term Debt

On April 27, 2005, the Company completed its cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced its existing unsecured revolving credit facility. To effect this transaction, the Company obtained a new senior secured credit facility ("Credit Facility") from a lending syndicate led by Wachovia and Merrill Lynch and issued $325.0 million of 11% senior unsecured notes ("Senior Notes"), due 2012. On September 21, 2005, the Company executed an amendment to the Credit Facility that relaxed certain financial covenants for a one-year period, provided for an additional $50.0 million of borrowings under the Term Loan B tranche, and increased the letter of credit sub-limit under the revolving credit facility from $30.0 million to $40.0 million.

The Credit Facility is in an aggregate amount of $913.4 million, consisting of a five-year, $75.0 million revolving credit facility ("Revolver") currently bearing floating rate interest of London Interbank Offered Rate ("LIBOR") plus 3.50%, and two term loan facilities in an aggregate principal amount of $838.4 million. Term Loan A is a $90.3 million, five-year facility currently bearing floating rate interest of LIBOR plus 3.50%. Term Loan B is a $748.1 million, six-year facility currently bearing floating interest of LIBOR plus 3.75%. Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory Term Loan B prepayments escalate. The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by Movie Gallery's domestic subsidiaries. The Credit Facility is secured by first priority security interests in, and liens on, substantially all of Movie Gallery's and its direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by Movie Gallery in its existing and future direct and indirect wholly-owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by Movie Gallery in its existing and future wholly-owned non-domestic subsidiaries.

As required by the Credit Facility, the Company has entered into a two-year floating-to-fixed interest rate swap with Wachovia and Merrill Lynch for an amount of $280.0 million. Under the terms of the swap agreement, the Company pays fixed interest on the $280.0 million at a rate of 4.06% and receives floating interest based on three-month LIBOR. The termination date for the swap is June 29, 2007.

As of October 2, 2005, the Company had $9.0 million and $19.1 million in borrowings and letters of credit, respectively, drawn against the Revolver.

The 11% Senior Unsecured Notes Due 2012 were sold at 98.806% of their face amount and were issued pursuant to an indenture dated April 27, 2005 between Movie Gallery, the subsidiary guarantors named in the indenture, and SunTrust Bank. The Senior Notes (i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable in cash at the Company's option after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

     Year                           Percentage
     ------------------------       ----------
     May 1, 2008                    105.500%
     May 1, 2009                    103.667%
     May 1, 2010                    101.833%
     May 1, 2011 & thereafter       100.000%

And (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

Long term debt consists of the following (in thousands):

Instrument                          January 2, 2005         October 2, 2005
----------                          ---------------         ---------------
11% Senior Unsecured Notes
 Due 2012 (net of discount $3,650)   $            -             $   321,350
Term A loan                                       -                  90,250
Term B loan                                       -                 748,125
Revolving credit facility                         -                   9,046
Hollywood 9.625% senior notes                     -                     450
VHQ debt                                          -                      95
Capital leases                                    -                     852
                                    ---------------            ------------
Subtotal                             $            -             $ 1,170,168
Less: Current Portion                             -                 (27,286)
                                    ---------------            ------------
                                     $            -             $ 1,142,882
                                    ===============            ============

The current portion of long term debt included on the balance sheet as of October 2, 2005 is based on maturities of debt for the following twelve fiscal periods.

Calender year maturities for the next five years and thereafter are as follows (in thousands):

                      Year                       Total
                      -----------              ---------
                      2005                     $   6,804
                      2006                        27,149
                      2007                        26,619
                      2008                        26,500
                      2009                        35,546
                      Thereafter               1,051,200
                                              ----------
                      Total                   $1,173,818
                      Discount on
                       senior notes               (3,650)
                                              ----------
                      Net                     $1,170,168
                                              ==========

The Credit Facility and Indenture governing the Company's 11% notes impose certain restrictions, including restrictions on the Company's ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell the Company's assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change the business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

The Credit Facility also requires the Company to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to interest expense.


7.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested restricted stock and shares that could be issued from the exercise of dilutive common stock options (363,000 for the thirteen weeks ended October 3, 2004; 497,000 for the thirty-nine weeks ended October 3, 2004). No adjustments were made to net income in the computation of basic or diluted earnings (loss) per share.

Due to the Company's loss for the thirteen weeks and thirty-nine weeks ended October 2, 2005, securities consisting of options convertible into 982,000 shares of common stock and 216,000 shares of non-vested restricted stock were excluded from the calculation of diluted earnings (loss) per share, as their inclusion in the diluted earnings (loss) per share calculation would have been anti-dilutive.


8.  Comprehensive Income

Comprehensive income is as follows (in thousands):

                             Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                             ---------------------    ------------------------
                             October 3,  October 2,    October 3,  October 2,
                                2004       2005          2004        2005
                             ---------   ---------     ---------   ---------
Net income (loss)            $   9,214   $ (12,469)    $  38,100  $   (6,265)
Foreign currency
 translation adjustment          1,663       2,398           579       1,044
                             ---------   ---------     ---------  ----------
Comprehensive income (loss)  $  10,877   $ (10,071)    $  38,679  $   (5,221)
                             =========   =========     =========  ==========


9.  Commitments and Contingencies

Certain of the Company's subsidiaries have been named in various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes that it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on the Company's future consolidated results of operations, financial condition or liquidity. At October 2, 2005, the legal contingencies reserve was $8.9 million of which $8.5 million relates to pre-acquisition contingencies. The recorded reserves for some matters may require adjustment in future periods and those adjustments could be material. Under FASB Statement 141, some or all of any future revisions to the recorded reserves for pre-acquisition contingencies may be required to be treated as revisions to the preliminary purchase price allocation (described in Note 2) which generally would be recorded as adjustments to goodwill. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made. At January 2, 2005, the legal contingencies reserve was $0.3 million.

A negative outcome in certain of the ongoing litigation could harm the Company's business, financial condition, liquidity or results of operations.
In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.


10.  Segment Reporting

As of April 27, 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. Movie Gallery represents 2,714 video stores, Hollywood Video represents 2,051 video stores and Game Crazy represents 650 in-store departments and 20 free-standing stores. The Company measures segment profit as operating income
(loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (unaudited, in thousands):

                                   Thirteen Weeks Ended
                                      October 2, 2005
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  197,185 $  316,115  $ 59,142  $  572,442
Depreciation and
 amortization               10,291     19,728     2,278      32,297
Rental amortization         40,632     34,687         -      75,319
Operating income(loss)        (652)    10,508    (4,832)      5,024
Total assets               523,108  1,230,589   116,391   1,870,088
Purchases of property,
 furnishings and
 equipment, net             11,672      4,351       400      16,423


                                  Thirty-Nine Weeks Ended
                                      October 2, 2005
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(1)   Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  630,038 $  572,650  $108,274  $1,310,962
Depreciation and
 amortization               28,675     27,493     5,401      61,569
Rental amortization        138,983     67,151         -     206,134
Operating income(loss)      18,462     25,873    (6,752)     37,583
Total assets               523,108  1,230,589   116,391   1,870,088
Purchases of property,
 furnishings and
 equipment, net             40,403      7,874       596      48,873

(1) Rental amortization includes $10.1 million of VHS residual value adjustment.

For the comparable periods ending October 3, 2004, there was only one reportable segment, which was Movie Gallery. Last year's consolidated results are the Movie Gallery segment totals.


11.  Subsequent Events

As of October 25, 2005, Movie Gallery notified 92 Movie Gallery associates that their positions will be relocated or eliminated as part of integration efforts through the consolidation of the primary functions of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll at the Company's Wilsonville, Oregon office. As this action impacts the acquiring Company's associates, these costs are charged to the condensed consolidated statement of operations as they are incurred. The Company estimates that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $1.9 million and will be expensed within the condensed consolidated statement of operations in future periods over the retention service period for the impacted associates in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 146, "Accounting for Costs Associated with Disposal and Exit Activities".

The consolidation of these corporate functions will allow the Company to reduce its salaried and administrative office staff by approximately 10% over the next twelve months, primarily in the Dothan office. The Company expects to realize annualized pre-tax savings of approximately $2.1 million.


12.  Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes ("Subsidiary Guarantors"), which include Movie Gallery US, Inc.; Hollywood Entertainment Corporation; Hollywood Management Company; Movie Gallery Finance, Inc.; Movie Gallery Licensing, Inc.; Movie Gallery Services, Inc.; M.G.A. Realty I, LLC; M.G. Digital, LLC; Movie Gallery Asset Management, Inc., and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Movie Gallery Canada, Inc., VHQ Entertainment, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Thirteen weeks ended October 3, 2004
(unaudited, in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                              Parent     iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 162,507  $  13,551 $       - $ 176,058
  Product sales                     -    12,511      1,286         -    13,797
                            --------- ---------  --------- --------- ---------
Total revenue                       -   175,018     14,837         -   189,855

Cost of sales:
  Cost of rental revenue            -    47,697      3,413         -    51,110
  Cost of product sales             -     7,730        943         -     8,673
                            --------- ---------  --------- --------- ---------
Gross profit                        -   119,591     10,481         -   130,072


Operating costs and expenses:
 Store operating expenses           -    91,335      6,627         -    97,962
 General and administrative        33    12,983      1,381         -    14,397
 Amortization of intangibles        -       634         39         -       673
 Stock compensation                 -       755          -         -       755
                             --------  --------   --------  -------- ---------
Operating income(loss)            (33)   13,884      2,434         -    16,285

Interest expense, net               -      (229)         4         -      (225)
Equity in losses of
 unconsolidated entities         (955)        -          -         -      (955)
Equity in earnings of
 subsidiaries                   9,831     1,454          -   (11,285)        -
                             --------  --------   --------  -------- ---------
Income before income
 taxes                          8,843    15,109      2,438   (11,285)   15,105
Income taxes (benefit)           (371)    5,278        984         -     5,891
                             --------  --------   --------  -------- ---------
Net income                   $  9,214  $  9,831   $  1,454  $(11,285) $  9,214
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended October 2, 2005
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 452,502  $  20,584 $       - $ 473,086
  Product sales                     -    96,679      2,677         -    99,356
                             --------- ---------  --------- --------- --------
Total revenue                       -   549,181     23,261         -   572,442

Cost of sales:
  Cost of rental revenue            -   131,161      5,075         -   136,236
  Cost of product sales             -    68,465      1,615         -    70,080
                            --------- ----------  --------- --------- --------
Gross profit                        -   349,555     16,571         -   366,126


Operating costs and expenses:
 Store operating expenses           -   307,766     12,153         -   319,919
 General and administrative       171    38,026      1,288         -    39,485
 Amortization of intangibles        -     1,070         93         -     1,163
 Stock compensation                 -       535          -         -       535
                             --------  --------   --------  -------- ---------
Operating income(loss)           (171)    2,158      3,037         -     5,024

Interest expense, net         (24,052)     (241)      (134)        -   (24,427)
Equity in earnings(loss) of
 subsidiaries                   3,194     1,745          -    (4,939)        -
                             --------  --------   --------  --------  --------
Income (loss) before income
 taxes                        (21,029)    3,662      2,903    (4,939)  (19,403)
Income taxes (benefit)         (8,560)      468      1,158         -    (6,934)
                             --------  --------   --------  --------  --------
Net income (loss)            $(12,469) $  3,194   $  1,745  $ (4,939) $(12,469)
                             ========  ========   ========  ========  ========


Consolidating Statement of Operations
Thirty-Nine weeks ended October 3, 2004
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                              Parent     iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 500,479  $  37,575 $       - $ 538,054
  Product sales                     -    40,678      4,016         -    44,694
                            --------- ---------  --------- --------- ---------
Total revenue                       -   541,157     41,591         -   582,748

Cost of sales:
  Cost of rental revenue            -   142,286     10,477         -   152,763
  Cost of product sales             -    26,973      2,772         -    29,745
                            --------- ---------  --------- --------- ---------
Gross profit                        -   371,898     28,342         -   400,240


Operating costs and expenses:
 Store operating expenses           -   267,964     19,824         -   287,788
 General and administrative        79    38,307      3,493         -    41,879
 Amortization of intangibles        -     1,850        112         -     1,962
 Stock compensation                 -       795          -          -      795
                            ---------  --------  --------- --------- ---------
Operating income(loss)            (79)   62,982      4,913         -    67,816

Interest expense, net               -      (404)        14         -      (390)
Equity in losses of
 unconsolidated entities       (4,891)        -          -         -    (4,891)
Equity in earnings of
 subsidiaries                  41,203     2,945          -   (44,148)        -
                            ---------  --------   -------- --------- ---------
Income before income
 taxes                         36,233    65,523      4,927   (44,148)   62,535
Income taxes (benefit)         (1,867)   24,320      1,982         -    24,435
                            ---------  --------   --------  --------  --------
Net income                   $ 38,100  $ 41,203   $  2,945  $(44,148) $ 38,100
                            =========  ========   ========  ========  ========


Consolidating Statement of Operations
Thirty-Nine weeks ended October 2, 2005
(unaudited, in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-  Elimin-    Consol-
                              Parent     iaries    iaries   ations     idated
                            --------- ----------  --------- -------  ----------
Revenue:
  Rentals                   $       - $1,056,278  $  53,383 $     -  $1,109,661
  Product sales                     -    195,300      6,001       -     201,301
                            ---------  ---------  --------- -------   ---------
Total revenue                       -  1,251,578     59,384       -   1,310,962

Cost of sales:
  Cost of rental revenue            -    328,867     16,292       -     345,159
  Cost of product sales             -    137,981      3,915       -     141,896
                            ---------  ---------  --------- -------   ---------
Gross profit                        -    784,730     39,177       -     823,907


Operating costs and expenses:
 Store operating expenses           -    659,461     31,131       -     690,592
 General and administrative       372     88,027      3,517       -      91,916
 Amortization of intangibles        -      2,544        174       -       2,718
 Stock compensation                 -      1,098          -       -       1,098
                             --------   --------   --------  ------   ---------
Operating income(loss)           (372)    33,600      4,355       -      37,583

Interest expense, net         (40,606)      (669)      (155)      -    (41,430)
Write-off of bridge
 financing costs               (4,234)         -          -       -     (4,234)
Equity in losses of
 unconsolidated entities         (806)         -          -       -       (806)
Equity in earnings of
 subsidiaries                  23,118      2,543          -  (25,661)        -
                             --------   --------   --------  --------  --------
Income (loss) before income
 taxes                        (22,900)    35,474      4,200  (25,661)   (8,887)
Income taxes (benefit)        (16,635)    12,356      1,657        -    (2,622)
                             --------   --------   --------  --------  --------
Net income (loss)            $ (6,265)  $ 23,118   $  2,543 $(25,661) $ (6,265)
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
                             ========= ========= ========  =========  =========


Condensed Consolidating Balance Sheet
October 2, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents $       -   $  67,338 $  1,417 $        -  $  68,755
 Extended viewing fees
  receivable, net                  -       1,110        -          -      1,110
 Merchandise inventory,net         -     139,334    3,875          -    143,209
 Prepaid expenses                 33      40,477    1,947          -     42,457
 Store supplies and other          -      28,410    1,347          -     29,757
 Deferred income taxes, net        -      15,633      180          -     15,813
                            ---------   --------- --------  ---------  --------
Total current assets              33     292,302    8,766          -    301,101
Rental inventory, net              -     326,450   15,777          -    342,227
Property, furnishings and
 equipment, net                    -     338,937   16,499          -    355,436
Goodwill, net                      -     601,213   24,672          -    625,885
Other intangibles, net             -     189,361    1,345          -    190,706
Deferred income taxes         18,398        (475)  (4,720)         -     13,203
Deposits and other assets     30,761      10,058      711          -     41,530
Investments in
 subsidiaries              1,441,318      41,336        - (1,482,654)         -
                           ---------   --------- --------  ---------  ---------
Total assets              $1,490,510  $1,799,182 $ 63,050$(1,482,654)$1,870,088
                           =========   =========  =======  =========  =========

Liabilities and stockholders' equity:
Current liabilities:
Current maturities of
  long-term obligations       26,500         652      134          -     27,286
Current maturities of
  financing obligations            -       7,973        -          -      7,973
 Accounts payable                  -     155,456    4,358          -    159,814
 Accrued liabilities            (731)    131,389    6,920          -    137,578
 Accrued interest             29,168          38       27          -     29,233
 Deferred revenue                  -      31,297      390          -     31,687
                          ----------   --------- --------  ---------  ---------
Total current liabilities     54,937     326,805   11,829          -    393,571

Long-term obligations,less
 current portion           1,133,225         581    9,076          -  1,142,882
Deferred income taxes              -           -        -          -          -
Payable to(receivable
 from)affiliate              (31,287)     30,478      809          -          -
Stockholders' equity         333,635   1,441,318   41,336 (1,482,654)   333,635
                           ---------   --------- --------  ---------  ---------
Total liabilities and
 stockholders' equity     $1,490,510  $1,799,182  $63,050$(1,482,654)$1,870,088
                           =========   ========= ========  =========  =========


Consolidating Condensed Statement of Cash Flow
Thirty-Nine weeks ended October 3, 2004
(unaudited, in thousands)

                             -------------------------------------------------
                                                  Non-
                                       Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                              Parent   iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income                   $ 38,100 $  41,203  $  2,945 $ (44,148) $  38,100
Equity earnings in
 subsidiary                   (41,203)   (2,945)        -    44,148          -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -    99,371     8,319         -    107,690
Purchases of rental
 inventory                          -  (100,194)   (9,121)        -   (109,315)
Depreciation and
 intangibles amortization           -    20,605     1,546         -     22,151
Stock based compensation           28         -         -         -         28
Tax benefit of stock
 options exercised              4,689         -         -         -      4,689
Deferred income taxes               -     9,028     3,468         -     12,496
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -     1,106       175         -      1,281
  Other current assets              -     1,117      (132)        -        985
  Deposits and other assets       700      (137)      334         -        897
  Accounts payable                  -   (14,743)   (1,042)        -    (15,785)
  Accrued liabilities and
   deferred revenue            (2,144)      557      (934)        -     (2,521)
  Intercompany payables/
   receivables                      -    (1,084)    1,084         -          -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 operating activities             170    53,884     6,642         -     60,696

Investing Activities:
Business acquisitions,
 net of cash acquired               -    (9,346)     (253)        -     (9,599)
Purchases of rental
 inventory-base stock               -   (10,212)     (873)        -    (11,085)
Purchase of property,
 furnishings and equipment          -   (31,317)   (3,382)        -    (34,699)
Investment in subsidiaries    (31,397)   (2,079)        -    33,476          -
                             -------- ---------  --------  --------  ---------
Net cash used in investing
 activities                   (31,397)  (52,954)   (4,508)   33,476    (55,383)

Financing Activities:
Proceeds from issuance of
 long-term debt                20,000         -         -         -     20,000
Proceeds from exercise
 of stock options               5,516         -         -         -      5,516
Proceeds from employee
 stock purchase plan              168         -         -         -        168
Purchases and retirement
 of common stock              (47,390)        -         -         -    (47,390)
Capital contribution
 from parent                        -    31,397     2,079   (33,476)         -
Dividend to parent             55,891   (55,891)        -         -          -
Payment of dividends           (2,958)        -         -         -     (2,958)
                             -------- ---------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                    31,227   (24,494)    2,079   (33,476)   (24,664)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       579         -         -        579
                             -------- ---------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          -   (22,985)    4,213         -    (18,772)

Cash and cash equivalents at
 beginning of period                -    34,849     3,157         -     38,006
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  11,864  $  7,370  $      -  $  19,234
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Thirty-Nine Weeks ended October 2, 2005
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-   Elimin-   Consol-
                              Parent   iaries    iaries    ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income                   $ (6,265) $ 23,118  $  2,543  $(25,661) $  (6,265)
Equity earnings in
 subsidiary                   (23,118)   (2,543)        -    25,661          -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   192,740    13,394         -    206,134
Purchases of rental
 inventory                          -  (161,581)  (12,670)        -   (174,251)
Depreciation and
 intangibles amortization           -    58,633     2,936         -     61,569
Amortization of debt
 issuance cost                  2,235         -         -         -      2,235
Stock based compensation          705       393         -         -      1,098
Tax benefit of stock
 options exercised              3,301         -         -         -      3,301
Deferred income taxes         (18,398)    5,313     1,528         -    (11,557)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    20,259         -         -     20,259
  Merchandise inventory             -     8,658      (142)        -      8,516
  Other current assets            (10)   (3,098)     (840)        -     (3,948)
  Deposits and other assets       493    (2,418)     (128)        -     (2,053)
  Accounts payable                  -   (77,603)   (4,655)        -    (82,258)
  Accrued interest             29,168        (2)       27         -     29,193
  Accrued liabilities and
   deferred revenue             2,013     9,498     1,825         -     13,336
                            --------- ---------  --------  --------  ---------
Net cash provided by
 operating activities          (9,876)   71,367     3,818         -     65,309

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,282)   12,142   (16,125)        - (1,096,265)
Purchases of rental
 inventory-base stock               -   (15,136)   (1,433)        -    (16,569)
Purchase of property,
 furnishings and equipment          -   (44,156)   (4,717)        -    (48,873)
Proceeds from disposal of
 Property, furnishings and
 Equipment                          -     2,107         -         -      2,107
Acquisition of construction
 phase assets, net                  -     2,154         -         -      2,154
Investment in subsidiaries       (354)   (8,149)        -     8,503          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,092,636)  (51,038)  (22,275)    8,503 (1,157,446)


Financing Activities:
Repayment of capital
 lease obligations                  -      (265)        -         -       (265)
Intercompany payable/
 receivable                   (31,165)   36,550    (5,385)        -          -
Decrease in financing
 obligations                        -    (2,412)        -         -     (2,412)
Net borrowings on credit
 facilities                         -         -     9,046         -      9,046
Long term debt financing
 fees                         (32,452)        -         -         -    (32,452)
Proceeds from issuance of
 long-term debt             1,166,120         -         -         -  1,166,120
Principal payments on
 long-term debt                (6,625)        -    (1,742)        -     (8,367)
Proceeds from exercise
 of stock options               5,318         -         -         -      5,318
Proceeds from employee
 stock purchase plan              169         -         -         -        169
Capital contribution from
 parent                             -       354     8,149    (8,503)         -
Dividend to parent              3,973    (3,973)        -         -          -
Payment of dividends           (2,827)        -         -         -     (2,827)
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                 1,102,511    30,254    10,068    (8,503) 1,134,330

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     1,044         -         -      1,044
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)   51,627    (8,389)        -     43,237

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  67,338  $  1,417  $      -  $  68,755
                             ======== =========  ========  ========  =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

As of October 2, 2005, we operated approximately 4,800 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation ("Hollywood"). This acquisition increased our store count to over 4,700 stores and substantially increased our urban market presence. We currently plan to maintain the Hollywood brand and store format. However, we believe the most significant expansion opportunities continue to be in the rural and suburban markets. We estimate that there are approximately 2,500 to 3,500 markets still available for expansion in rural America, where there is less competition from other national and regional chains, as well as additional opportunities throughout Canada and Mexico. We currently plan to open approximately 300 new stores for the full year 2005 period, subject to market and industry conditions and the integration of Hollywood.

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

Our strategies have been designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business, which allows us to maximize profitability and which has proven to be a successful operating model for us. Our compound annual growth rate for consolidated revenue and operating income from 2000 to 2004 was 25.5% and 45.2% respectively. We intend to apply these same disciplines to the Hollywood brand where appropriate.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our growth strategy.

- Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management teams continuously review inventory levels, marketing and sales promotions, real estate strategies, and personnel issues in order to maximize profitable revenues at each location. Additionally, our teams monitor revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management relies heavily on same-store revenues, which we define as revenues at stores that we have operated for at least 12 full months, to assess the performance of our business.

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

- Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control these expenses primarily through budgeting systems and centralization of purchases into our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also have the benefit in that a significant portion of our store base is in rural markets where we enjoy reduced labor and real estate costs versus the higher costs associated with the larger urban markets.

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

- Operating cash flows. We have generated significant levels of cash flow for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. An exception to this was the acquisition of Hollywood which we funded through a combination of cash on hand and long-term debt.

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the third quarter and year-to-date period of 2005 versus the comparable periods of 2004.

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

The combination of Movie Gallery and Hollywood created the second largest North American video rental company with pro-forma combined annual revenue in excess of $2.5 billion and approximately 4,800 stores located in all 50 U.S. states, Canada and Mexico. The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations present little overlap with Movie Gallery's rural and suburban store locations concentrated in the eastern half of the United States.

We will maintain the Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused on consolidating the leadership functions in all three operating segments. This is complete for the Human Resources, Real Estate, Legal, Lease Administration, Finance, Information Systems, Loss Prevention and Distribution functions. The respective leaders of these support organizations are evaluating opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, these savings have been found in both Movie Gallery's and Hollywood's cost structures which we anticipate will continue in the future. The combined companies also are evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business with our business or that we will achieve the anticipated cost savings.

As of October 25, 2005, we notified 92 Movie Gallery associates that their positions will be relocated or eliminated as part of integration efforts through the consolidation of the primary functions of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll at our Wilsonville, Oregon office. As this action impacts the acquiring company's associates, these costs are charged to the condensed consolidated statement of operations as they are incurred. We estimate that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $1.9 million and will be expensed within the condensed consolidated statement of operations in future periods over the retention service period for the impacted associates in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 146, "Accounting for Costs Associated with Disposal and Exit Activities".

The consolidation of these corporate functions will allow us to reduce our salaried and administrative office staff by approximately 10% over the next twelve months, primarily in the Dothan office. We expect to realize annualized pre-tax savings of approximately $2.1 million.

During our integration of the operations of Hollywood, we will evaluate our operational, growth, dividend and other strategies and policies discussed in this report and will modify our strategies and policies as appropriate or required by industry and operating conditions.

Other Acquisitions

During the second quarter of 2005, we acquired VHQ Entertainment, Inc., ("VHQ"). VHQ operates 57 stores in Canada. VHQ's results of operations have been included in our results since May 17, 2005. In addition to the VHQ acquisition, during the thirty-nine weeks ended October 2, 2005, Movie Gallery purchased 26 stores in 11 separate transactions for a total cash consideration, including VHQ, of $22.7 million.

By letter dated August 29, 2005, Boards Video Company LLC ("Boards"), an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood,, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores and 17 Game Crazy stores owned and operated by Boards pursuant to a "put" option contained in the license agreement for these stores. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. It is anticipated that the transaction will close by the end of first quarter 2006.


Results of Operations

Selected Financial Statement and Operational Data:

                             Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                             ---------------------  -----------------------
                             October 3,  October 2,  October 3,  October 2,
                                2004       2005         2004        2005
                             ---------  ---------    ---------  ----------
                                             (unaudited)
                           ($ in thousands, except per share and store data)

Rental revenue               $ 176,058  $ 473,086    $ 538,054  $1,109,661
Product sales                   13,797     99,356       44,694     201,301
                             ---------  ---------    ---------  ----------
  Total revenue                189,855    572,442      582,748   1,310,962

Cost of rental revenue          51,110    136,236      152,763     345,159
Cost of product sales            8,673     70,080       29,745     141,896
                             ---------  ---------    ---------  ----------
Total gross profit           $ 130,072  $ 366,126    $ 400,240  $  823,907
                             =========  =========    =========  ==========
Store operating expenses     $  97,962  $ 319,919    $ 287,788  $  690,592
General and administrative
 expenses                    $  14,397  $  39,485    $  41,879  $   91,916
Stock compensation           $     755  $     535    $     795  $    1,098
Equity in losses of
 unconsolidated entities     $     955  $       -    $   4,891  $      806

Operating income             $  16,285  $   5,024    $  67,816  $   37,583
Interest expense, net        $     225  $  24,427    $     390  $   41,430
Net income (loss)            $   9,214  $ (12,469)   $  38,100  $   (6,265)
Net income (loss)
 per diluted share           $    0.29  $   (0.39)   $    1.16  $    (0.20)

Cash dividends per
 common share                $    0.03  $       -    $    0.09  $     0.06

Rental margin                    71.0%      71.2%        71.6%       68.9%
Product sales margin             37.1%      29.5%        33.4%       29.5%
Total gross margin               68.5%      64.0%        68.7%       62.8%

Percent of total revenue:
Rental revenue                   92.7%      82.6%        92.3%       84.6%
Product sales                     7.3%      17.4%         7.7%       15.4%
Store operating expenses         51.6%      55.9%        49.4%       52.7%
General and administrative
 expenses                         7.6%       6.9%         7.2%        7.0%
Stock compensation                0.4%       0.1%         0.1%        0.1%
Operating income                  8.6%       0.9%        11.6%        2.9%
Interest expense, net             0.1%       4.3%         0.1%        3.2%
Net income (loss)                 4.9%      (2.2%)        6.5%       (0.5%)

Total same-store revenues        (2.3%)     (9.0%)       (0.3%)      (3.1%)
Movie Gallery same-store revenues(2.3%)     (9.8%)       (0.3%)      (5.3%)
Hollywood same-store revenues    (2.4%)     (8.6%)        1.3%       (2.2%)

Total same-store rental revenues (2.1%)    (10.3%)       (0.1%)      (5.2%)
Movie Gallery same-store revenues(2.1%)    (10.8%)       (0.1%)      (5.5%)
Hollywood same-store revenues    (8.0%)    (10.1%)       (4.8%)      (5.1%)

Total same-store product sales   (4.5%)     (2.2%)       (2.3%)       7.8%
Movie Gallery same-store sales   (4.5%)      2.5%        (2.3%)      (3.1%)
Hollywood same-store sales       26.8%      (3.0%)       37.6%       10.0%

Store count:
   Beginning of period           2,331      4,730        2,158       2,482
   New store builds                 65         80          221         234
   Stores acquired                   5          -           60       2,138
   Stores closed                   (18)       (25)         (56)        (69)
                             ---------  ---------    ---------  ----------
   End of period                 2,383      4,785        2,383       4,785
                             =========  =========    =========  ==========

Hollywood same-store revenues are presented for full thirteen and thirty-nine week periods and are inclusive of the Game Crazy operating segment. Hollywood same-store revenues exclude the effects of the process change for extended viewing fees recognition described in Note 1 to the accompanying consolidated financial statements.

Revenue. For the thirteen weeks and thirty-nine weeks ended October 2, 2005, consolidated total revenues increased 201.5% and 125.0% from the comparable periods in 2004. Same-store total revenues were negative 9.0% for the third quarter and negative 3.1% for the year-to-date period in 2005. Same-store rental revenue declined 10.3% in the third quarter of 2005 and declined 5.2% year-to-date in 2005. Product same-store revenue declined 2.2% in the third quarter and grew 7.8% for the year-to-date period in 2005.

With the acquisition of Hollywood our revenue has shifted more to product revenue and away from rental revenues versus comparative periods last year. The Game Crazy operating segment is the primary driver of this shift in the revenue mix. We expect this trend to continue.

For the thirteen weeks and thirty-nine weeks ended October 2, 2005, the Movie Gallery operating segment total revenues increased 3.9% and 8.1% from the comparable periods in 2004. The increases were due to an increase of approximately 14.5% in the average number of stores operated during both the quarter and year-to-date period of 2005. These increases were partially offset by same-store revenue decreases of 9.8% for the third quarter and 5.3% for the year-to-date period of 2005. Same-store rental revenue declined 10.8% in the third quarter of 2005 and declined 5.5% year-to-date in 2005. Same-store product sales increased 2.5% in the third quarter and declined 3.1% for the year-to-date period in 2005.

The addition of Hollywood operating segment revenue for the thirteen weeks and thirty-nine weeks ended October 2, 2005 accounted for 98.1% and 93.5%, respectively, of the total revenue increases. Hollywood total same-store revenues were negative 8.6% for the third quarter and negative 2.2% for the year-to-date period. Same-store rental revenue declined 10.1% in the third quarter of 2005 and declined 5.1% year-to-date in 2005. To conform Hollywood's extended viewing fees accounting process to Movie Gallery's accounting process, Hollywood's rental revenue was reduced by $7.5 million and $20.3 million in the thirteen weeks and thirty-nine weeks ended October 2, 2005. The same-store total revenue and rental revenue have been presented excluding this process change. The same-store product sales decreased 3.0% in the third quarter and increased 10.0% for the year-to-date period in 2005. The year-to-date growth in Hollywood same-store product sales is primarily driven by the results of the in-store Game Crazy departments. The year-to-date same-store revenue percentage changes provided for Hollywood are for the full thirty-nine weeks.

The following factors contributed to a decrease in our total same-store revenues for the third quarter of 2005 versus 2004:

-Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the weak home video release schedule, the maturation of the DVD life cycle and the overabundance of DVD titles available in the marketplace.

-Game rental revenue declined reflecting the weakness of the new game titles currently being released and the industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for late 2005 and early 2006 release.

Cost of Sales. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the third quarter and year-to-date period of 2005 was 71.2% and 68.9%, respectively, versus 71.0% and 71.6% for the comparable quarter and year-to-date period of 2004. A charge of $10.1 million was recorded against rental margins in the second quarter to reflect a change in estimate of the residual value of VHS movies from $2.00 to $1.00. Excluding the extended viewing fees adjustment for Hollywood and the VHS residual value adjustment in the second quarter for Movie Gallery, gross margin on rental revenue would have been 71.5% and 70.1% for the thirteen and thirty-nine weeks ending October 2, 2005, respectively. We have presented gross margins on rental revenue adjusted to exclude charges related to the extended viewing fee and VHS residual value adjustments because we believe it provides our investors a more accurate view of the current period operating results and our management uses this information to analyze our results from continuing operations and to view trends and changes in these results.

The remaining decrease in the year-to-date period compared to the corresponding period last year is primarily the result of the acquisition of the Hollywood Video stores as their gross margins are historically lower than those of Movie Gallery stores because Hollywood generally invests more in rental inventory as a percentage of revenue to compete effectively in urban markets. Higher than expected same-store revenue declines for movie rental revenue, and higher than normal promotional activity of previously viewed products also contributed to the reduced rental gross margins.

Cost of product sales includes the costs of new video and used video game merchandise taken in on trade for the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks and thirty-nine weeks ended October 2, 2005 was 29.5%, compared to 37.1% and 33.4% for the comparable quarter and year-to-date periods of 2004. The decrease in product sales margin was primarily caused by the higher penetration of new movies and new game merchandise sales. The acquisition of the Game Crazy operating segment acquired with Hollywood will continue to increase the percent to total revenue of new game merchandise sales versus comparable periods last year.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments, in-store payroll, utilities, repair and maintenance costs and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue was 55.9% and 52.7% for the thirteen weeks and thirty-nine weeks ended October 2, 2005, respectively, in comparison to 51.6% and 49.4% for the comparable periods in 2004. Store operating expense increased 226.6% for the third quarter and 140.0% for the year-to-date period versus comparable periods. The acquisition of Hollywood is the primary reason for the increase in total store operating expenses, however the Hollywood stores generally have lower operating expense as a percentage of revenue than do the Movie Gallery stores. The Movie Gallery operating segment store operating expenses as a percentage of total revenue was 58.7% and 53.3% for the thirteen weeks and thirty-nine weeks ended October 2, 2005, respectively, in comparison to 51.6% and 49.4% for the comparable periods in 2004.

For the Movie Gallery operating segment, the increases in operating expense as a percentage of revenue are attributable to higher total spending based on a 14.5% increase in year-over-year store counts, and declines in same-store revenues. For the thirteen weeks ended October 2, 2005, store operating expenses were higher due to market increases in rent expense, higher salaries and wages, higher depreciation related to lease accounting changes made in the fourth quarter of 2004 as disclosed in Movie Gallery's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, and increased store closure related write-offs. A charge of $0.4 million was recorded in the third quarter to account for three stores destroyed by Hurricane Katrina. These increases were partially offset by reductions in the cost of store supplies.

For the thirty-nine weeks ended October 2, 2005, store operating expenses as a percentage of revenues were higher due to the increase in year-over-year store counts, market increases in rent expense, higher depreciation related to lease accounting changes made in the fourth quarter of 2004 as disclosed in Movie Gallery's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, increased repair and maintenance expense, higher store closure and hurricane damage related write-offs. Marketing expense increased due to a reduction in the amount of vendor rebates versus the prior year allowed to be offset against marketing expense and which will be offset against the cost of rental revenue in accordance with our rental inventory amortization policy. These increases were partially offset by a decrease in salaries and wages due to reductions in store hours and a reduction in supplies expense.

For the Hollywood operating segment, a change in estimate was recorded in the thirteen weeks ended October 2, 2005, to conform the lives of Hollywood's long lived assets to Movie Gallery's policy and to record the increase in depreciation expense generated by recording Hollywood's long lived assets at their increased fair value in the business combination accounting. A charge of $7.1 million in depreciation expense was recorded in the thirteen weeks ended October 2, 2005, of which $2.7 million related to the ten weeks ended July 3, 2005. These changes will continue to increase depreciation expense in future periods.

General and Administrative Expenses. General and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management team. General and administrative expenses as a percentage of total revenue were 6.9% and 7.0% for the thirteen weeks and thirty-nine weeks ended October 2, 2005, respectively, in comparison to 7.6% and 7.2% for the comparable periods in 2004. General and administrative expenses increased 174.3% for the third quarter and 119.5% for the year-to-date period primarily as the result of the acquisition of Hollywood. General and administrative expenses as a percentage of total revenue has decreased versus comparable periods last year due to the addition of the Hollywood revenue and reductions in duplicate general and administrative functions.

General and administrative expenses for the thirty-nine week period include $1.5 million in transaction bonuses paid to certain employees who were instrumental in completing the Hollywood merger. Excluding transaction bonuses, general and administrative expense as a percentage of revenue would have been 6.9% for the thirty-nine weeks ended October 2, 2005. We have presented general and administrative expense as a percentage of revenues adjusted to exclude transaction bonuses related to the Hollywood merger because we believe it provides our investors a more accurate view of the current period operating results, and our management uses this information to analyze our results from continuing operations and to view trends and changes in these results.

Stock Compensation Expense. Stock compensation expense represents the non-cash charge associated with non-vested stock grants. Time based stock grants are amortized over the vesting period. Performance based stock grants are accrued based on predicted achievement and the current stock price. The thirty-nine week period ended October 2, 2005 also includes the non-cash charge associated with certain stock options that were repriced during the first quarter of fiscal 2001 and accounted for as variable stock options.

Operating Income. As a result of the impact of the above factors on revenues and expenses, operating income decreased by 69.1% and 44.6% for the third quarter and year-to-date period of 2005 to $5.0 million and $37.6 million, respectively. The reported operating income was reduced by $6.6 million and $18.0 million for the third quarter and year-to-date period of 2005, respectively, to conform Hollywood's extended viewing fees accounting process to Movie Gallery's accounting process after adjusting accrued revenue sharing on accrued extended viewing fees.

Interest Expense, net. Net income for the thirteen and thirty-nine weeks ended October 2, 2005 includes $24.4 million and $41.4 million pre-tax, or $0.54 and $0.93 per diluted share in interest expense, respectively, related to the financing agreements used to fund the acquisitions of Hollywood and VHQ.

Write-off of Bridge Financing. Reflects the write-off of $4.2 million, or $0.09 per diluted share of fees and expenses associated with the bridge commitment feature of the senior credit facility in the second quarter of 2005. The bridge facility was never used and therefore the associated fees did not qualify to be deferred and amortized. The fees were expensed in the third quarter.

Equity in Losses of Unconsolidated Entities. During the last half of 2003, Movie Gallery began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. We do not anticipate that any of these alternatives will replace our base video rental business. However, we do believe it is appropriate to make selective investments in synergistic opportunities that could potentially provide ancillary sources of revenue and profitability to our base rental business. As of October 2, 2005, the company has completely written off the equity in unconsolidated entities. In the future, we may make additional investments in existing or new unconsolidated entities that may require adjustments. The expenses associated with our investments in alternative delivery vehicles are reflected as equity in losses of unconsolidated entities on our statements of income.

Income Taxes. The effective tax rate was a benefit of 35.7% and 29.5% for the thirteen and thirty-nine weeks ended October 2, 2005, respectively, as compared to a provision of 39.0% for both of the corresponding prior year periods. The decrease in the effective rate is a result of several factors including a decrease in book income and limitations on the recognition of the tax benefit of a loss. It is anticipated that the effective rate should be more reflective of historical effective tax rates in the future tax periods.


Liquidity and Capital Resources

Our primary capital needs are for debt service, opening and acquiring new stores and for purchasing inventory. Other capital needs include refurbishing, remodeling and relocating existing stores and refreshing, re-branding and supplying new computer hardware for acquired stores. We fund our capital needs primarily by cash flow from operations and, as necessary, loans under our new senior secured credit facility ("Credit Facility").

At October 2, 2005, we had cash and cash equivalents of $68.8 million and $46.9 million in available borrowings under our Credit Facility. Although there can be no assurances, we believe that cash flow available from operations and availability under the $75.0 million revolving portion of the Credit Facility (the "Revolver") will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service on our $325.0 million principal amount, 11% senior notes due 2012 (the "Senior Notes") and the Credit Facility.

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

On September 21, 2005, the Company executed an amendment to the Credit Facility that relaxed certain financial covenants for a one-year period, provided for an additional $50.0 million of borrowings under the Term Loan B tranche, and increased the letter of credit sub-limit under the revolving credit facility from $30.0 million to $40.0 million.

The instruments governing any future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and to terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them.

Contractual Obligations. The following table discloses our contractual obligations and commercial commitments as of October 2, 2005. The operating lease information presented is as of January 2, 2005, however, these amounts are believed to approximate the obligations as of October 2, 2005 (in thousands):

Contractual                                 2-3       4-5     More than
Obligations           Total     1 Year     Years     Years     5 Years
---------------    ----------  --------  --------  --------   ----------
Term Loan A        $   90,250  $ 19,000  $ 38,000  $ 33,250   $        -
Term Loan B           748,125     7,500    15,000   191,250      534,375
Senior Notes          325,450         -         -         -      325,450
VHQ debt                   95        95         -         -            -
Interest Term
 Loan A (1)            15,720     5,810     7,637     2,273            -
Interest Term
 Loan B (1)           281,733    53,961   106,292   104,120       17,360
Interest on Hedge
 Agreement              2,744     1,568     1,176         -            -
Interest payment
  on Senior Notes     235,639    35,793    71,587    71,587       56,672
Capital leases            852       650       202         -            -
Interest payment
  on capital
  leases                   31        28         3         -            -
Revolver borrowings     9,046         -         -     9,046            -
Operating leases    1,678,195   268,983   687,944   369,158      352,110
                   ----------  --------  --------  --------   ----------
Total              $3,387,880  $393,388  $927,841  $780,684   $1,285,967
                   ----------  --------  --------  --------   ----------

(1)Interest rates based on current Libor rates plus margin.   As of October 2,
2005, the Term Loan A and Term Loan B rates are 6.99% and 7.24%, respectively.


                                                   Thirty-Nine Weeks Ended
                                                  ------------------------
                                                   October 3,   October 2,
                                                      2004         2005
                                                  ----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by operating activities         $   60,696   $    65,309
Net cash used in investing activities                (55,383)   (1,157,446)
Net cash (used in) provided by
 financing activities                                (24,664)    1,134,330


The increase in net cash provided by operating activities was primarily attributable to increases in rental amortization, accrued liabilities, depreciation and amortization and extended viewing fees offset by lower net income and increased uses of cash for purchases of rental inventory, accounts payable and deferred income taxes for the first three quarters of 2005 versus the comparable periods in 2004.

Net cash used in investing activities includes the costs of business acquisitions, new store builds and investment in base stock rental inventory. The increase in cash used in investing activities was primarily due to the acquisitions of Hollywood and VHQ which amounted to $1.1 billion in the aggregate, versus much smaller acquisitions during the first three quarters of 2004.

Net cash flow related to financing activities for the thirty-nine weeks ended October 2, 2005 includes the proceeds from the Credit Facility and the issuance of the Senior Notes. The Credit Facility is in an aggregate amount of $913.4 million, consisting of a five-year, $75.0 million revolving credit facility ("Revolver") currently bearing floating rate interest of London Interbank Offered Rate ("LIBOR") plus 3.50%, and two term loan facilities in an aggregate principal amount of $845.0 million. The Term Loan A is a $95.0 million, five-year facility currently bearing floating rate interest of LIBOR plus 3.50%. Term Loan B is a $750.0 million, six-year facility currently bearing floating rate interest of LIBOR plus 3.75%. The Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory Term Loan B prepayments escalate. This new financing source is compared to a use of cash towards our $25 million stock buyback program that was completed in the second quarter of 2004 with the Company repurchasing 1,336,312 shares of common stock at an average price of $18.71 per share.

As required by the Credit Facility, we have entered into a two-year floating-to-fixed interest rate swap with Wachovia and Merrill Lynch for an amount of $280.0 million. Under the terms of the swap agreement, we pay fixed interest on the $280.0 million at a rate of 4.06% and receive floating interest based on three-month LIBOR. The termination date for the swap is June 29, 2007.

In June 2004, our board of directors declared a quarterly cash dividend of $0.03 per share be paid under our dividend policy instituted in December 2003. On September 26, 2005, we announced that our board of directors would not declare a quarterly cash dividend for the third quarter of 2005 due to the challenging conditions currently affecting the home video industry. The payment of future dividends is subject to the discretion of our board of directors. Future dividends may be increased, decreased or suspended from time to time based on a number of factors, including changes in tax laws related to dividends, our financial condition, capital requirements, future business prospects, the restrictive covenants governing our indebtedness and any other factors that our board of directors considers relevant.

At October 2, 2005, we had a working capital deficit of $92.5 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a noncurrent asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as noncurrent results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

We grow our store base through both internally developed and acquired stores. We opened 234 internally developed stores, acquired 2,138 stores which include the acquisitions of Hollywood and VHQ and closed 69 stores during the year-to-date period ended October 2, 2005. We plan on opening another 42 internally developed stores during the last quarter of 2005. We will continue to evaluate acquisition opportunities in 2005 as they arise although we anticipate the majority of our future growth will most likely occur through new store development. To the extent available, new stores and future acquisitions may be completed using cash on-hand, funds available under our credit facility, financing provided by sellers or alternative financing arrangements such as funds raised in public or private debt or equity offerings. However, we cannot assure you that financing will be available to us on terms which will be acceptable, if at all.

We believe our projected cash flow from operations, cash on hand, borrowing capacity under our credit facility and trade credit will provide the necessary capital to service our debt and fund our current plan of operations, including our anticipated new store openings and acquisition program, through fiscal 2005. Capital requirements to fund new store growth for fiscal 2005, including the new store build-out costs and our rental and merchandise inventory investment are estimated at $55 million. Additionally in fiscal 2005, we estimate $35 million in other on-going capital expenditure requirements for the existing store base. However, to fund a major acquisition, or to provide funds in the event that our need for funds is greater than expected, or if the financing sources identified above are not available to the extent anticipated or if we increase our growth plan, we may need to seek additional or alternative sources of financing. This financing may not be available on satisfactory terms. Failure to obtain financing to fund our expansion plans or for other purposes could have a material adverse effect on our operating results.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements of Movie Gallery as filed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets, purchase price allocation of acquired businesses and deferred income taxes.

A major component of our cost structure is the amortization of our rental inventory. Rental inventory is amortized to an estimated residual value over an estimated useful life of up to two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is based on historical customer demand patterns from "street date" (the date studios release various titles for distribution to our stores) through the end of the average useful life. In order to determine the appropriate useful lives and residual values, we analyzed the actual historical performance trends of our rental inventory. We quantified the average rate of revenue recognition on our products and developed amortization rates and useful lives that approximate the rental turns of our inventory. Our established residual values are based on an evaluation of the sale prices we are able to realize from our customers on used inventory, prices observed in bulk sale transactions and prices observed in other open market purchases of used inventory, as well as the residual values established by competitors in our industry. Effective April 4, 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00 due to continued declines in the market value of VHS product. We believe our updated estimated useful lives and residual values are appropriately matched to our current rental business and are consistent with industry trends. However, should rental patterns of consumers change or should market values of previously viewed inventory continue to decline due to the acceptance of new formats (e.g., ongoing VHS transition to DVD, anticipated transition to high definition DVD within one to three years, release of new video game formats, etc.), this could necessitate an acceleration in our current rental amortization rates, a reduction in residual values or a combination of both courses of action. We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after "street date" under our existing policy. In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies. However, we cannot assure you that we will be able to fully anticipate the impact of continued transition to DVD or any other formats in the future and we could incur losses on sales of previously viewed movies in the future. As of January 2, 2005 and October 2, 2005, we had $126.5 million and $342.2 million, respectively, in rental inventory on our balance sheet. As of October 2, 2005, the net book value of our VHS rental inventory is approximately 8.5% of the net book value of our total rental inventory.

We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors in order to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value over the estimated fair value of the assets. If we do not meet our operating forecasts, we may have to record impairment charges not previously recognized.

We test goodwill for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying value. With the acquisition of Hollywood, the reporting units for Movie Gallery are as follows: Movie Gallery, Hollywood Video and Game Crazy.
These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have not recorded any impairment losses on goodwill since a fiscal 2001 impairment charge of $700,000. If we do not meet our operating forecasts we may have to record additional impairment charges not previously recognized. As of October 2, 2005, we have $625.9 million in goodwill on our balance sheet of which the Hollywood acquisition accounts for $463.7 million.

We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date. We engage independent valuation specialists to assist when necessary.
If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation. With the exception of the Video Update acquisition in 2001 and the Hollywood acquisition, we have not experienced any significant adjustments to the valuation of assets or liabilities acquired in business combinations in the last seven years. Prior to the Hollywood acquisition our acquisitions have typically been small businesses for which we generally do not assume liabilities and for which the assets acquired consist primarily of inventory, fixtures, equipment and intangibles.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against our deferred tax assets related to net operating loss carry forwards that we acquired in the 2001 acquisition of Video Update. In forming our conclusion about the future recoverability of the net operating losses from our 2001 acquisition of Video Update, we considered, among other things, the applicable provisions of the federal income tax code, which limit the deductibility of net operating loss carry forwards to the post-acquisition taxable income (cumulative basis) of the acquired subsidiary on a separate return basis, as well as other limitations that may apply to the future deductibility of these net operating losses. We also considered the availability of reversing taxable temporary differences during the carry forward period, the length of the available carry forward period, recent operating results, our expectations of future taxable income during the carry forward period, changes in tax law, Internal Revenue Service (IRS) interpretive guidance and judicial rulings. If facts and circumstances in the future should warrant elimination or reduction of the valuation allowance related to these net operating losses, our effective income tax rate, which was 40%, 39% and 39% for fiscal 2002, 2003 and 2004, respectively, could be reduced.

Federal tax laws impose restrictions on the utilization of net operating loss carry forwards and tax credit carry forwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005 concurrent with our acquisition of Hollywood. Our ability to utilize our net operating loss carry forwards and tax credit carry forwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carry forwards is currently being determined. If we determine it is more likely than not that we will not fully realize all net operating loss carry forwards and tax credit carry forwards a valuation allowance may be necessary.

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

- video game hardware and software manufacturers may fail to introduce new products in a timely manner; and

- the other risks described in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 and the Registration Statement Form S-4 filed on July 26, 2005.

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

The interest payable on the Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into a two-year interest rate swap to exchange $280 million of the variable-rate Credit Facility debt for 4.06% fixed rate debt. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $5.7 million on the non-hedged principal based on both the outstanding balance on the Credit Facility as of October 2, 2005 and the Credit Facility's mandatory principle payment schedule.

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

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" )) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

On April 27, 2005, the Company completed the acquisition of Hollywood, which the Company believes is material to its results of operations, financial position and cash flows. Management continues to assess the internal controls of Hollywood. Other than changes arising out of the Hollywood acquisition, including the transition of certain financial reporting functions from the Company's headquarters in Dothan, Alabama to Portland, Oregon, there has been no significant change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Part II - Other Information

Item 1.  Legal Proceedings

Certain of our subsidiaries have been named in various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe that we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material future adverse effect on our consolidated results of operation, financial condition or liquidity. At October 2, 2005, the legal contingencies reserve was $8.9 million of which the acquisition of Hollywood added $8.5 million. At January 2, 2005, the legal contingencies reserve was $0.3 million.

A negative outcome in certain of the ongoing actions could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.

Item 6.  Exhibits

a)  Exhibits

10.1 First Amendment, dated September 21, 2005 by and among Movie Gallery, Inc., Movie Gallery Canada, Inc., Wachovia Bank, N.A., and Congress Financial Corporation (Canada), to the Credit Agreement dated April 27, 2005. (Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated September 21,
2005)

10.2  Second Amendment to the Movie Gallery, Inc. 2003 Stock Plan
(Incorporated by Reference from the Registrant's Current Report on Form 8-K/A, dated June 9, 2005)

10.3 Form of Employee Restricted Stock Purchase Agreement (service-based vesting for employees)(Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated June 9, 2005)

10.4  Form of Non-Employee Director Restricted Stock Purchase
Agreement (for non-employee directors)(Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated June 9,
2005)

10.5 Form of Employee Restricted Stock Purchase Agreement (one-year performance based on vesting for employees)(Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated June 9, 2005)

10.6 Form of Employee Restricted Stock Purchase Agreement (two-year performance based vesting for employees)(Incorporated by Reference from the Registrant's Current Report on Form 8-K, dated June 9, 2005)

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  November 11, 2005          /s/ Timothy R. Price
                                 ----------------------------
                                 Timothy R. Price,
                                 Executive Vice President and
                                 Chief Financial Officer