Form 10-K
period 2006-01-01
MOVIE GALLERY INC
filed 2006-03-24
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-K


      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 1, 2006

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

        Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value (including associated rights to purchase shares of Series A Junior Participating Preferred Stock or Common Stock)
                           (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 3, 2005, was approximately $677,491,200 assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of March 6, 2006 was 32,015,439.

Documents incorporated by reference:
1. Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (Part III of Form 10-K).

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates, and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and in that regard, we caution the readers of this Form 10-K that the factors listed in the section of this Form 10-K under the caption "Item 1A-Risk Factors," among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We assume no obligation (and specifically disclaim any such obligation) to update the following cautionary statements or any other forward-looking statements contained in this Annual Report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Business

We are the second largest North American home entertainment specialty retailer focused on both rural and suburban markets. We currently own and operate approximately 4,800 retail stores, located throughout North America, that rent and sell DVDs, videocassettes and video games. Since our initial public offering in August 1994, Movie Gallery has grown from 97 stores to our present size through acquisitions and new store openings. In April 2005, we acquired industry peer Hollywood Entertainment Corporation, or Hollywood, bringing total annual revenue for the Company to over $2.6 billion on a pro-forma annual basis. Movie Gallery's eastern focused rural and secondary market dominance and Hollywood's western focused prime urban and suburban superstore locations
combine to form a strong nationwide geographical store footprint.   We operate
three distinct brands, Movie Gallery, Hollywood Video and Game Crazy.

The Movie Gallery branded stores are located in primarily small towns and suburban areas of cities with populations generally between 3,000 and 20,000, where the primary competitors are typically independently owned stores and small regional chains. The average size of a Movie Gallery store is approximately 4,200 square feet and carries a broad selection of between 2,700 and 16,000 movies and video games for rental as well as new and used movies and games for sale at competitive prices.

The Hollywood Video branded stores are typically located in high-traffic, high visibility, urban and suburban locations with convenient access and parking. Hollywood focuses on providing a superior selection of movies and games for rent, as well as new and used movies and video games for sale. The average Hollywood Video store is approximately 6,600 square feet and typically carries more than 25,000 movies and video games.

The Game Crazy branded locations are dedicated game retail departments located primarily within Hollywood Video stores. As of January 1, 2006, 648 Hollywood Video stores included an in-store Game Crazy department where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 9,000 new and used video games, hardware and accessories and occupies an area of approximately 700 to 900 square feet within the store. In addition, as of January 1, 2006, Hollywood has 20 free-standing Game Crazy stores.

Industry Overview

Home Video Industry

The home video retail industry includes the sale and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. A number of industry-wide factors have combined to impact the rental market: weak title lineup; weak box office revenues and declining attendance at movie theaters; cannibalization of rental by low-priced movies available for sale; growth of the on-line rental segment; the standard DVD format nearing the end of its life cycle; competing high definition DVD formats delaying content release and consumer acceptance; and the proliferation of alternative consumer entertainment options including video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, internet and broadcast.

In spite of these dynamics, we believe home video will remain a significant business. The consolidation of independent operators has driven a growing market share to industry leaders, a trend we believe will continue. Many consumers continue to prefer the in-store retail shopping experience. Movie rentals remain one of the least expensive forms of entertainment and offer a significant value proposition. Accordingly, we believe a large segment of the population prefers renting to purchasing home entertainment media.

The movie studios' current movie distribution practice provides an exclusive window for movie retail channels before a movie is available to pay-per view, video-on-demand and other distribution channels. Home video rental serves an important role for the studios and is a key risk mitigation tool. On average, box office receipts do not cover the production and marketing costs for the studios. Because the home video retail industry represents the single largest source of revenue to movie studios by a large margin, we expect studios to continue to release movies to retail channels before they are available to other distribution channels, which we believe reduces the threat to our business posed by these channels.

Although the movie rental industry is facing increased competition from other forms of entertainment, we believe there continue to be significant opportunities in the industry for the following reasons:

Exclusive Rental Window

As a result of the importance of the video retail industry to the movie studios' revenue base, the home video rental and sell-through markets enjoy a period of time during which they have the exclusive rights to distribute a movie. This period of exclusivity has been in place since the mid 1980s. The period typically begins after a film finishes its domestic theatrical run (usually four to six months after its debut), or upon its release to video in the case of direct-to-video releases, and lasts for 30 to 60 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other less profitable distribution channels, including pay-per-view, video-on-demand, premium or pay cable and other television distribution, and provides what we believe is a significant competitive advantage for the rental retail channel. Exclusive windows have historically been used to protect each distribution channel from downstream channels, principally protecting theaters from home video, home video from pay-per-view or video-on-demand, and pay-per-view or video-on-demand from premium cable and other television channels. The exclusive home video window protects both mass merchants who sell videos and video retailers who rent videos. While the studios are now testing concurrent theatrical and home video releases on an experimental basis for certain "B" titles in selected genres, and while the windows may compress further, we believe the studios remain opposed to broad scale modifications to the release window in order to maximize their overall economics. Therefore, we believe the studios will preserve the exclusive rental window for the home video distribution channel.

New Release Movie Pricing to Home Video Retailers

In 1998, the major studios and several large home video retailers, including Movie Gallery and Hollywood, began entering into revenue sharing arrangements as an alternative to the historical rental pricing structures, which required home video retailers to purchase all titles for rental or sell-through. Under these arrangements, we pay movie studios a significantly reduced price per copy and in return share with the studios an agreed percentage of our rental revenue for a limited period of time, usually 26 weeks. We believe that there are considerable advantages to revenue sharing, including the ability to improve availability and thus customer satisfaction. We have revenue sharing arrangements with a number of studios, with more than half of our new movie release rental revenue in 2005 having been generated under revenue sharing arrangements.

Video Game Industry

Consumer Spending

According to Kagan Research, LLC, or Kagan, the video game industry was an approximately $11.3 billion market in the United States in 2005, with software accounting for $6.5 billion and hardware and accessories accounting for $4.8 billion.

Hardware and Software

In 2000 and 2001, three new-generation hardware platforms, Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's XBOX, were introduced. The popularity of these platforms has substantially increased the number of video game hardware units in use and has driven significant growth in the video game software segment in recent years. Further video game hardware and software expansion has been driven by the 2005 release of the Microsoft XBOX 360 and Sony PSP handheld system. According to Kagan, the video game software industry grew 4.9% to approximately $6.5 billion in 2005 compared to 2004. Hardware sales, according to Kagan, were up 38.9% for 2005 due to the release of the Sony PSP and Microsoft XBOX 360. We anticipate additional next generation hardware to be introduced in 2006 with Sony's PS3 and Nintendo's Revolution consoles. We expect that these new hardware platform introductions will drive further growth in software sales and rentals.

Game Hardware Platform Technology

Hardware platform technology continues to evolve. The early products launched in the 1980s had only 8-bit processing speeds compared to the hardware available today, Sony Playstation 2, Microsoft XBOX and Nintendo Game Cube, which have 128-bit processing speeds, and in the case of the Microsoft XBOX 360 have over 256-bit processing speeds. Advances in processing speed and data storage significantly improved graphics and audio quality, which has led to the creation of more exciting games. In addition, new hardware technology is available with capabilities beyond gaming, such as playing DVD movies and providing Internet connectivity. Sony's PS3 consoles, projected to be introduced in 2006, will come equipped to play high definition Blu-Ray DVD movies. We expect these advances will attract new game players and encourage existing game players to upgrade their systems.

Viable and Growing Used Games Market

Video game retailers have benefited from the rapid growth of the used video game market over the last few years. Used titles are more profitable because margins on used video games are significantly higher than on new video games. The introduction of the three new-generation hardware platforms has created a greater supply and demand of used legacy games as some gamers switch to the new platforms and trade in legacy games, while others seek to extend the lives of legacy systems by purchasing used legacy games. At the same time, the high price of new video games for the latest platforms has increased the perceived value of used game software compatible with the new systems. As a result, we believe the used video game market will increase as consumers increasingly look to realize the trade-in value of products they already own when making new purchases.

New Stores.

To enhance liquidity, we currently expect that we will open only our current committed pipeline of approximately 140 new stores in 2006, primarily in rural and suburban markets. We also expect to purchase 20 Hollywood Video stores and 17 Game Crazy stores currently owned by Boards Video Company LLC, pursuant to a put option contained in the license agreement for these stores. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other Acquistions." We do not plan to open any additional stores in the next several years, as we focus our resources on debt retirement.

Pursuing Consolidation Opportunities.

Although we have grown from 97 stores to our present size through acquisitions and new store openings, future profitability will be driven by moving aggressively to adjust the size our existing real estate portfolio.

We believe that the size of our stores can be reduced for Hollywood from approximately 6,600 square feet to approximately 4,000 square feet and for Movie Gallery from approximately 4,200 square feet to approximately 3,000 square feet. This is a three-pronged strategy which includes allowing larger store leases to expire, returning portions of existing stores to landlords and subleasing wherever possible.

The following table is a historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 2001.


                             Fiscal Year Ended
           ------------------------------------------------------
            January 6, January 5, January 4, January 2, January 1,
              2002(1)    2003       2004       2005     2006(2)(3)
           --------------------------------------------------------
Opened          77        145        241        314        288
Acquired       355        265        170         74      2,138
Closed          37         41         37         64        159
             ----------------------------------------------------
Total stores
at end of
period       1,415      1,784      2,158      2,482      4,749
             ====================================================

(1) Reflects the December 2001 acquisition of 324 Video Update stores.
(2) Reflects the April 2005 acquisition of 2,031 Hollywood Video stores and 20 freestanding Game Crazy stores; Reflects the May 2005 acquisition of 61 VHQ stores; Reflects the acquisition of 26 stores in other acquisitions.
(3) Reflects the closure of 64 Movie Gallery stores whose trade areas overlapped with acquired Hollywood Video stores. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operating Costs and Expenses". We will continue to evaluate alternatives such as these as market conditions warrant.

Operating Segments

Upon acquisition of Hollywood, we began to assess performance and operate our business in 3 operating segments: Hollywood Video, Movie Gallery, and Game Crazy. For financial information for each reportable segment, refer to Note 12 Segment Reporting and Geographic Information for the Notes to Consolidated Financial Statements.

Products

Movie Gallery and Hollywood Video Stores

Our Movie Gallery and Hollywood Video stores offer a wide selection of movies and video games for rent and sale. Depending upon location, our Movie Gallery stores typically carry from 2,700 to 16,000 movies and video games, while our Hollywood Video stores typically carry more than 25,000 movies and video games. Our video stores contain a combination of new releases and older "catalog" movies and games. Excluding new releases, movie titles are often classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We rent video games primarily for Sony Playstation 1 & 2, Microsoft XBOX 360 and XBOX and Nintendo Game Cube.

Our video stores contributed 89% of total revenue in 2005. Revenue from rental products, including rental and sale of previously viewed movies and video games, represented approximately 82% of total revenue for 2005. Rental revenue is dominated by DVD rentals and the sale of previously viewed DVDs. Our ability to sell previously viewed movies at lower prices than new movies provides a competitive advantage over mass-market retailers. With the significant growth in DVD player penetration over the past few years we believe DVD player penetration has reached market saturation. The remaining approximately 7% of total revenue from video stores was from the sale of new DVDs and videocassettes and concessions such as popcorn, sodas, candy and magazines.

Game Crazy

Game Crazy, which consists primarily of our Hollywood Video in-store game departments where consumers buy, sell and trade new and used video game software, hardware and accessories, contributed 11% of our total revenue for 2005. Each Game Crazy typically carries over 9,000 units of new and used video games, hardware and accessories for all major new and legacy game systems. We offer new and used Sony Playstation 2 and PSP, Microsoft XBOX 360 and XBOX, Nintendo Game Cube, Dual Screen, Game Boy Advance and Game Boy hardware systems as well a broad selection of used legacy hardware systems. In addition, we offer new and used game accessories such as controllers, memory cards and game media such as strategy guides. Revenue from new and used software represented 64% of Game Crazy revenue for 2005, while 36% was from new and used hardware and accessories. Beginning in November, 2005, we began exploring various strategic alternatives for Game Crazy, which include a potential sale, strategic partnership, or joint venture.

Our revenues by product category for the last three fiscal years were as follows:

                                       2003    2004    2005
                                       ----    ----    ----
DVD rentals                             38%     58%     54%
VHS rentals                             32%     12%      7%
Game rentals                             9%      8%      7%
Previously view rental
 sales (DVD, VHS and games)             12%     14%     14%
New and used game product sales          1%      1%     11%
Movie product sales                      4%      3%      3%
Concessions, accessories and other       4%      4%      4%


Store Operations

Video store managers report to district managers, who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President of Operations for each zone. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations.

The Game Crazy store level operators report to Game Crazy district managers, who in turn report to regional managers with responsibility for both Hollywood and Game Crazy brands. We have made a concerted effort through our established recruiting and training process to hire sales associates who are game enthusiasts. This is particularly important in the video game industry, which requires product knowledge on a large and growing number of titles and hardware platforms. We have attracted a staff of dedicated gamers for our Game Crazy departments who provide attentive customer service and possess knowledge of the industry.

The Movie Gallery and Hollywood Video brands are managed by separate store operations management teams. In 2005, the Game Crazy regional managers and Vice President of Operations were consolidated into the Hollywood Video store operations management organization resulting in a reduction of management headcount and cost savings. We are analyzing future opportunities to consolidate store operations management across the three brands.

Marketing and Advertising

We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase direct mail, newspaper advertising, free-standing newspaper inserts, in-store visual merchandising and in-store media. Through the use of market development funds, our trade name is promoted along with a video or game title. Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium. We also prepare monthly consumer magazines, Video Buzz, Movie Companion and Gamers Edge and a customized video program, MGTV, all of which feature promotional programs and new releases for each brand. Along with these traditional forms of advertising, we have developed and implemented a customer loyalty program, Reel Players, in our Movie Gallery stores. The program is based on a point system that provides customers the opportunity to earn free rentals and discounts on movie purchases. We believe that our current marketing strategy is the most productive and cost effective manner to increase customer visits. We currently have a customer transaction database containing information on over 74 million household member accounts, which enables targeted marketing based on historical usage patterns.

From time to time we conduct special promotions in our stores to drive customer visits. For example, periodically we offer promotional and prepaid rental and discount card programs that provide our customers greater discounts on rentals. We have also conducted nationwide trivia games and we occasionally partner with other major businesses such as concession vendors, to help build additional revenue and increase our brand awareness to potential customers.

The Movie Gallery and Hollywood marketing and advertising efforts are currently managed by separate marketing departments in the Alabama and Oregon support centers. We are analyzing future opportunities to consolidate these efforts for the three brands.

Suppliers and Purchasing Agreements

We purchase the majority of our movies directly from the studios through revenue sharing arrangements or other direct purchasing methods, and we purchase a majority of our video games directly from video game publishers, except for used games, which are received on trade directly from our customers. We expect that in 2006, most movie and video game purchasing functions will be consolidated into our Oregon support center.

Inventory and Information Management

Inventory Management

We are currently running separate legacy point-of-sale and merchandising systems in the Movie Gallery and Hollywood stores. Each point-of-sale and merchandising system was developed specifically to address the needs of the brands when the companies were separate. The systems provide similar levels of detail information for inventory management purposes.

Movie Gallery

New movies offered for sale are primarily hit titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays.

New release movie and game products are allocated to individual Movie Gallery stores through a system that considers the revenue levels and customer demographic profiles of each store. Rental history on movie titles is captured for each store and used as a comparison point for future titles of a similar genre. During the fourth quarter of 2005, we completed the consolidation of substantially all distribution functions to the Oregon and Tennessee distribution centers, which were acquired in the Hollywood acquisition. Our inventory of movies and video games for rental is prepared rental-ready for merchandising in our stores. Each new movie and video game is shipped in a locking case from the studio, bar coded and distributed to the stores.

Hollywood Video and Game Crazy

We maintain detailed information on inventory utilization in our Hollywood and Game Crazy departments. Our information systems enable us to track rental activity by individual movie and video game to determine appropriate buying, distribution, pricing and disposition of inventory, including the sale of previously viewed product. Our inventory of movies and video games for rental is prepared rental-ready for merchandising in our stores. Each new movie and video game is shipped in a locking case from the studio, bar coded and distributed to the stores. Our Game Crazy departments utilize their own independent inventory system with enhanced functionality that allows us to manage used product trade-in credit values and retail pricing based upon multiple factors such as age and current inventory levels. Game Crazy's point-of-sale system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match supply with demand title-by-title, adjust ordering, transfer inventories from one store location to another and manage new and used title pricing. As we integrate the purchasing and distribution functions, we are analyzing future opportunities to consolidate over time point-of-sale and merchandising systems for the three brands.

Information Management

Movie Gallery

Our Movie Gallery stores utilize a proprietary point-of-sale (POS) system developed by us. Our POS system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily or weekly basis. Our POS system is installed in all new stores prior to opening and shortly after the closing date for acquired stores.

All rental and sale information upon customer checkout and return is recorded using scanned bar code information. All transactional data is transmitted into the management information system at the Alabama support center. The data is processed and reports are generated that allow management to effectively monitor store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases. Our POS system enables us to perform our regular physical inventories during normal store hours using bar code recognition, to process human resource information and to provide system-based training modules.

Hollywood Video and Game Crazy

We use a scalable client-server system and maintain an integrated point-of-sale system for Hollywood Video and Game Crazy and a corporate information system. The upgrade and integration of the Hollywood Video and Game Crazy point-of-sale systems was completed in 2005. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, store membership demographics, individual customer histories, and DVD, videocassette and video game rental patterns. This system allows us to measure our current performance, manage inventory, make purchasing decisions and manage labor costs; it also enables us to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.

Competition

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster; mail-delivery video rental subscription services, such as Netflix and Blockbuster Online; mass merchants, supermarkets, pharmacies, convenience stores, bookstores and other retailers; and non-commercial sources such as libraries.

We believe that the principal competitive factors in the video rental industry are price, title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, and convenience of store access and parking. Substantially all of our Hollywood brand stores compete with stores operated by Blockbuster, most in very close proximity. Our Movie Gallery brand stores generally operate in a less competitive environment against local and regional competitors.

We also compete with cable, satellite, and pay-per-view television systems. Digital cable and digital satellite services have continued to increase penetration; we estimate that cable or satellite is available in over 90 million households. These systems offer multiple channels dedicated to pay-per-view and in some cases, video-on-demand, and allow some of our competitors to transmit a significant number of movies to consumers' homes at frequent intervals.

The video game industry is highly fragmented. With the possible exception of Wal-Mart and GameStop, we believe no major player holds more than a 20% share of the market. Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, toy retail chains, consumer electronic retailers, computer stores, regional chains, wholesale clubs, via the Internet and through mail order. Specialty retail chains that feature an educated game staff, such as GameStop, are our chief competitors in the used game market

Seasonality

There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions. Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing consumers with additional discretionary time to spend on entertainment. September is typically the lowest revenue period with schools back in session and the premiere of "new" fall broadcast television programs. Game Crazy experiences more traditional retail revenue peaks, which are more significantly weighted towards holiday periods and when schools are out of session.

Intellectual Property

We own a number of United States and international service mark registrations, including the marks "Movie Gallery," "Hollywood Video," and "Game Crazy." We consider our service marks important to our continued success.

Foreign Operations

For disclosure of enterprise-wide financial information by geographic area, see
Note 12, "Segment Reporting and Geographic Information," of the Notes to Consolidated Financial Statements.

Employees

As of February 28, 2006, we employed approximately 45,873 associates, including approximately 44,017 in retail stores, with the remainder in our support centers, field management staff and distribution facilities. Of our retail associates, approximately 7,488 were full-time and 36,529 were part-time. None of our associates are represented by a labor union, and we believe that our relations with our associates are good.

We have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures, as well as increase the rate of internal promotions. We also have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program. Additionally, we have periodic sales and marketing programs that provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance compared to other associates. We believe our bonus programs reward excellence in management, give associates an incentive to improve operations and result in an overall reduction in the cost of operations. In addition, certain associates are eligible to receive bonuses based on individual and overall company performance.

Available Information

The address of our internet website is www.moviegallery.com. Through links on the Investor Relations portion of our website, we make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the Securities and Exchange Commission, or the SEC.

You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy and information statements and other information regarding Movie Gallery at www.sec.gov.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors, as of February 28, 2006:

Name               Age                      Position(s) Held
-----------------  ---  -------------------------------------------------------
J.T. Malugen        54  Chairman of the Board, President and Chief Executive
                        Officer
H. Harrison         57  Vice Chairman of the Board and Senior Vice President -
Parrish                 Concessions
Jeffrey S. Stubbs   43  Executive Vice President and Chief Operating Officer -
                        Movie Gallery Division
S. Page Todd        44  Executive Vice President - Secretary, General Counsel
                        and Chief Compliance Officer
Mark S. Loyd        50  Executive Vice President and Chief Administrative
                        Officer - Movie Gallery Division
Keith A. Cousins    37  Executive Vice President and Chief Development Officer
Timothy R. Price    47  Executive Vice President and Chief Financial Officer
Silvio D. Piccini   43  Executive Vice President and Chief Merchandising
                        Officer
Thomas D. Johnson   42  Senior Vice President - Corporate Finance and Business
Jr.                     Development
John J.
Jump (1)(2)(3)      54  Director
William B.
Snow (1)(2)(3)      74  Director
James C.
Lockwood (1)(2)(3)  68  Director

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Nominating Committee

Mr. Malugen co-founded Movie Gallery in 1985 and has been our Chairman of the Board and Chief Executive Officer since that time. Mr. Malugen was appointed President effective January 4, 2002. Prior to our initial public offering in August 1994, Mr. Malugen had been a practicing attorney in the states of Alabama and Missouri since 1978 but spent a majority of his time managing the operations of Movie Gallery beginning in early 1992. Mr. Malugen received a B.S. degree in Business Administration from the University of Missouri-Columbia, his J.D. from Cumberland School of Law, Samford University and his LL.M.(in Taxation) from New York University School of Law.

Mr. Parrish co-founded Movie Gallery in 1985 and has served as a Director since that time. He was elected Vice Chairman of the Board in June 2002. Mr. Parrish served as President of Movie Gallery from 1985 until his resignation on January 4, 2002, at which time Mr. Parrish assumed the position of Senior Vice President - Concessions. Mr. Parrish received a B.A. degree in Business Administration from The University of Alabama.

Mr. Stubbs joined Movie Gallery in November 1995 and served as Regional Manager over Texas, Louisiana and Mississippi until being elected Senior Vice President
- Operations in November 1997. He was elected Executive Vice President - Operations in April 2001 and Chief Operating Officer in April 2004. Prior to joining Movie Gallery, Mr. Stubbs served as Vice President and General Manager of A.W.C. Corporation, a video specialty and restaurant retailer in east Texas, from 1987 to 1995. He also has eight years of experience in grocery and convenience store management. Mr. Stubbs attended Texas A&M University and graduated from Southwest Texas State University, where he received a B.B.A. degree in Business Administration and Marketing.

Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994 and was promoted to Executive Vice President in April 2003. Mr. Todd was named Movie Gallery's Chief Compliance Officer in April 2004. Prior to joining Movie Gallery, Mr. Todd practiced tax and corporate law in Dothan, Alabama. Mr. Todd received a B.S. degree in Business Administration from The University of Alabama, his J.D. from The University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.

Mr. Loyd joined Movie Gallery in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management. In October 1996, he was elected Senior Vice President - Purchasing and Product Management and was promoted to Executive Vice President in April 2003. In April 2004, Mr. Loyd was named Movie Gallery's Chief Administrative Officer. Mr. Loyd attended Southeast Missouri State University, where he majored in Business Administration.

Mr. Cousins joined Movie Gallery in August 1998 as Senior Director of Development, Planning and Analysis. Mr. Cousins was elected Senior Vice President - Development in March 1999. He was promoted to Executive Vice President - Development in April 2004 and was named Chief Development Officer in February 2006. Prior to joining Movie Gallery, Mr. Cousins had four years of management consulting experience with Computer Sciences Corporation as Program Control Manager; Management Consulting and Research, Inc. as Cost Analyst; and Telecolote Research, Inc. as Advanced Cost Estimator. He also has seven years of real estate and property management experience as Senior Director of Development for KinderCare Learning Centers, Inc. and as Senior Accountant with Aronov Realty Management Co., Inc. Mr. Cousins received a B.S. degree in Business Administration from Auburn University at Montgomery.

Mr. Price joined Movie Gallery in April 2005, retaining his position as Senior Vice President and Chief Financial Officer of Hollywood Entertainment Corporation. Mr. Price was elected Executive Vice President and Chief Financial Officer for the combined company in July 2005. Mr. Price joined Hollywood in January 2003 as Senior Vice President of Finance and was named Chief Financial Officer in July 2003. Prior to joining Hollywood, Mr. Price was with May Company for four years holding the positions of Chief Financial Officer for Robinson's-May from 2000 to 2002 and Vice President and Controller of Hecht's from 1998 to 2000. Prior to the May Company, Mr. Price served as Vice President and Controller of Kohl's from 1996 to 1998 and held a variety of financial executive positions at The Limited from 1988 to 1996.

Mr. Piccini joined Movie Gallery in April 2005, retaining his position as Senior Vice President Merchandising for the Hollywood brand. Mr. Piccini was elected Executive Vice President and Chief Merchandising Officer for Movie Gallery in July 2005. Mr. Piccini joined Hollywood in 1996 as Vice President of Operations-Southern Region when Hollywood had 477 stores. Subsequently he assumed the role of Vice President of Planning and Allocation and in 2000 was promoted to Senior Vice President of Merchandising overseeing all product merchandising. Prior to joining Hollywood, Mr. Piccini was a partner in Tex-Chex, Inc., a restaurant franchise company. Prior to that, Mr. Piccini spent seven years at Taco Bell, then a subsidiary of PepsiCo, in increasing roles of responsibility including store operations, real estate development and franchise operations. Mr. Piccini received his B.A. in Business and Languages from the University of Notre Dame and his M.B.A. from the University of Florida.

Mr. Johnson joined Movie Gallery in April 2004 as Senior Vice President Investor Relations and was named Senior Vice President Corporate Finance and Business Development in January 2005. Mr. Johnson has nearly 20 years of experience in the securities industry and in April 2004 he joined Movie Gallery from Russell Corporation (NYSE: RML) in Atlanta, GA where he led their investor relations program. Prior to Russell, Mr. Johnson directed the investor relations for Wolverine Tube, Inc., Blount International, Inc. and KinderCare Learning Centers, Inc. In addition to his responsibilities for investor relations, Mr. Johnson was the assistant treasurer at Wolverine Tube and while at KinderCare Mr. Johnson also responsible for the Company's Marketing as well as the Financial Planning and Analysis departments. Prior to that, Mr. Johnson spent four years as a securities analyst with the Alabama Securities Commission. Mr. Johnson holds a MBA from the University of Alabama and a B.S. degree in business administration from Auburn University at Montgomery.

Mr. Jump became a director of Movie Gallery in June 2003. He is the President and Owner of Jump Start Promotions, a specialty advertising business that he founded in September 2000. Since August 2002, he has also served as Business Manager, Operations for Convergys Corporation. Mr. Jump currently is a Managing Partner for Foodservice Equipment Brokers of MO., Inc. Mr. Jump served as Chairman of the Board of Directors of Video Update, Inc. from May 2001 until December 2001, and he served as its interim Chief Executive Officer from November 2001 until December 2001. Mr. Jump served as Executive Vice President, Sales and Marketing of Sight and Sound Distributors, Inc., a home video distribution company, from 1985 to 2000. Mr. Jump received a B.A. degree in Psychology from the University of Missouri at St. Louis.

Mr. Snow became a director of Movie Gallery in July 1994. He served as Vice Chairman of the Board from July 1994 until June 2002, and served as Chief Financial Officer from July 1994 until May 1996. Mr. Snow was the Executive Vice President and Chief Financial Officer and a Director of Consolidated Stores Corporation, a publicly held specialty retailer, from 1985 until he retired in June 1994. Mr. Snow is a Certified Public Accountant, and he received his Masters in Business Administration from the Kellogg Graduate School of Management at Northwestern University and his Masters in Taxation from DePaul University.

Mr. Lockwood became a director of Movie Gallery in June 2004. He has served as Vice President, General Counsel and Secretary of Keystone Automotive Industries, Inc., a publicly held distributor of aftermarket collision replacement parts, since 1997. From 1985 until 1997, Mr. Lockwood was a member of the law firm of Troy and Gould. Mr. Lockwood was an investment banker with Montgomery Securities from 1984-1985. Mr. Lockwood received a B.S. degree in Chemical Engineering from the Georgia Institute of Technology, and his J.D. from the University of Michigan.

Directors are elected to serve until our next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of our Board of Directors, subject to any contracts of employment. Director compensation was modified in 2005. Non-employee directors receive an annual fee of $48,000, a fee of $2,000 for each Board meeting attended in person and a $1,000 fee for each telephonic Board meeting in which the director participates. Fees for each Audit committee meeting will be $2,500 for the chairman of the committee and $1,500 for each other committee member. Fees for each other committee meeting will be $2,000 for the chairman of the committee and $1,000 for each other committee member. We have granted vested options to purchase shares of our common stock to each of the non-employee directors, in each case at the fair market value of the common stock on the date of grant.
In addition, we have granted restricted stock with a one-year vesting period to each of the non-employee directors.

Item 1A.  RISK FACTORS

We have a significant amount of indebtedness, which may limit our operating flexibility.

As of January 1, 2006, we had approximately $1,161.2 million of indebtedness, consisting primarily of borrowings under our senior credit facility and our 11% Senior Notes due 2012, or the senior notes.

Our high level of indebtedness could have important consequences to you, including the following:

- it may be difficult for us to satisfy our obligations with respect to our indebtedness;

- our ability to obtain additional financing for working capital, capital expenditures, or general corporate or other purposes may be impaired;

- a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, reducing the funds available to us for other purposes;

- cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms;

- it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

- we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

Our ability to pay interest on and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent upon economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure you that our business will generate sufficient cash flows to satisfy our existing indebtedness obligations or that funding sufficient to satisfy our debt service requirements will be available on satisfactory terms, if at all.

We may be unsuccessful in executing our plan to reduce our level of indebtedness and return to profitability.

Our plan to reduce our level of indebtedness and return to profitability includes, among other things, taking advantage of synergies arising out of the Hollywood acquisition, closing overlapping stores and reducing store sizes.
Our plan also involves our disposal of certain non-core assets in order to generate proceeds to repay indebtedness. We may be unable to identify buyers for these assets or negotiate for their sale on terms that are satisfactory, if at all. If we are unable to successfully execute our plan to reduce our level of indebtedness, the interest expense associated with this indebtedness will adversely affect our results of operations.

We require a significant amount of cash, which may not be available to us.

Our ability to make payments on, repay or refinance our debt, to fund planned capital expenditures and to generate sufficient working capital to operate our business will depend largely upon our future operating performance. Our future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds depends on the satisfaction of the covenants in our senior credit facility and our other debt agreements, including the indenture governing the senior notes, and other agreements we may enter into in the future. Specifically, our senior credit facility requires us to maintain certain financial ratios. Additionally, our working capital needs may increase to the extent that our suppliers are unwilling to extend credit to us on satisfactory terms. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or from other sources in an amount sufficient to enable us to pay our debt, fund capital expenditures or to fund our working capital or other liquidity needs.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

Our senior credit facility requires us to maintain certain financial ratios and our senior credit facility and the indenture governing the senior notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:

- incur indebtedness or issue preferred stock;

- pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

- sell assets and issue capital stock of our subsidiaries;

- use the proceeds of permitted sales of assets;

- create liens;

- enter into agreements restricting our subsidiaries' ability to pay dividends;

- enter into transactions with affiliates;

- engage in new lines of business;

- consolidate, merge or sell all or substantially all of our assets; and

- issue guarantees of debt.

While we were in compliance at the end of the fourth quarter 2005 with the financial covenants contained in our senior credit facility, we obtained an amendment to the senior credit facility on March 15, 2006 in order to remain in compliance with those covenants in the near term. This amendment provides covenant relief for the period ending on December 31, 2006. For the first quarter of 2007, absent further amendment, the more restrictive financial covenants contained in the original senior credit facility will apply to us. Because the most restrictive covenants are computed on a trailing four quarter basis, we do not expect that we will be in compliance with the first quarter 2007 covenants unless the covenants are further amended or we obtain additional equity financing by that time. We are exploring several alternative strategies to remain in compliance with the terms of our senior credit facility, including, among other things, operational improvements through capitalizing on merger integration synergy opportunities, raising additional equity, divesting certain non-core assets and sale/leaseback transactions. We also may be required to seek further amendments to our senior credit facility. We cannot assure you that any of these actions will be successful, or that any sales of assets, additional debt or equity financings or further debt amendments can be obtained.

Any failure to comply with the restrictions of our senior credit facility, the indenture governing the senior notes or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provisions apply. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," for more information on our restrictive and financial covenants.

Limitations in our senior credit facility on making capital expenditures may prevent us from pursuing new business initiatives, which may place us at a competitive disadvantage.

Our senior credit facility limits the amount of money that we may spend on capital expenditures to $35.0 million in 2006 and, subject to certain exceptions, $17.5 million in subsequent years. We believe that successful execution of our plan will require us to dedicate substantially all of these amounts to capital expenditures associated with the continuing integration of Hollywood and Movie Gallery and required maintenance capital. Accordingly, we will be unable to make capital expenditures in order to open or acquire a significant number of new stores or pursue new business initiatives, including investing in an online rental program or other alternative delivery vehicles. Our inability to pursue new business initiatives may place us at a disadvantage to our competitors who are not subject to these restrictions. If our competitors successfully pursue new business initiatives, these restrictions may limit our ability to react effectively, and our results of operations or financial condition could be adversely affected.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

Since our acquisition of Hollywood in April 2005, we have entered into two amendments of our senior credit facility pursuant to which certain covenants in our senior credit facility were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected. We cannot assure you that our trade creditors will not further change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms.

The continuing integration of Hollywood and Movie Gallery may strain our resources and prove to be difficult and may subject us to liabilities.

On April 27, 2005, we completed our acquisition of Hollywood, which was substantially larger than any of our previous acquisitions. The expansion of our business and operations resulting from the acquisition of Hollywood, including the differences in the cultures, strategies and infrastructures of our operating segments, may strain our administrative, operational and financial resources. The continuing integration of Movie Gallery and Hollywood will require substantial time, effort, attention and dedication of management resources and may distract management in unpredictable ways from their other responsibilities. The integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs, possible difficulties in integrating the information management systems, including point-of-sale, inventory control systems previously maintained by Hollywood and Movie Gallery and the need to modify operating accounting controls and procedures to comply with the Sarbanes-Oxley
Act of 2002.   These types of challenges and uncertainties could have a
material adverse effect on our business, financial condition, liquidity and results of operations.

Our business could be adversely affected by increased competition, including new business initiatives by our competitors.

We compete with:

- local, regional and national video retail stores, including stores operated by Blockbuster, Inc., the largest video retailer in the United States;

- internet-based, mail-delivery home video rental subscription services, such as Netflix and, recently, Blockbuster Online;

- mass merchants;

- specialty retailers, including GameStop and Suncoast;

- supermarkets, pharmacies, convenience stores, bookstores and other retailers that rent or sell similar products as a component, rather than the focus, of their overall business;

- mail order operations and online stores, including Amazon.com; and

- noncommercial sources, such as libraries.

Pricing strategies, including Blockbuster's "No Late Fees" program, for movies and video games are a major competitive factor in the video retail industry and we have fewer financial and marketing resources, lower market share and less name recognition than Blockbuster.

Other types of entertainment, such as theaters, television, personal video recorders, internet related activities, sporting events, and family entertainment centers, also compete with our movie and video game businesses. Some of our competitors, such as online stores, mass merchants and warehouse clubs may operate at margins lower than we do and may be able to distribute and sell movies at lower price points than we can. These competitors may even be willing to sell movies below cost due to their broad inventory mix.

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

Our merchandise inventory introduces risks associated with inventory management, obsolescence and theft. While most of our retail movie product is returnable to vendors, our investment in inventory necessary to operate our business increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, returns of video game inventory, which is prone to obsolescence because of the nature of the industry, are subject to negotiation with vendors. The prevalence of multiple game platforms may make it more difficult to accurately predict consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

Specifically, our operating results could suffer if we are unable to:

- maintain the appropriate levels of inventory to support customer demand without building excess inventories;

- obtain or maintain favorable terms from our vendors with respect to payment and product returns;

- control shrinkage resulting from theft, loss or obsolescence; and

- avoid significant inventory excesses that could force us to sell products at a discount or loss.

Our business could be negatively impacted if movie studios significantly alter the movie distribution windows.

Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is typically: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and
(4) all other sources, including cable and syndicated television.   The length
of the movie rental window varies, but is typically 45 days prior to the pay-per-view release date. The movie studios are not contractually obligated to continue to observe these window periods. As a result, we cannot be certain that movie studios will maintain this exclusive window in the future. We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, or if the movie rental windows were no longer among the first windows following the theatrical release, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels. Some studios have tested concurrent theatrical and home video releases on an experimental basis for certain "B" titles in selected genres which could in turn lead to further compression of the window period that home video retailers currently enjoy. Changes like these could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity, and results of operations.

Our business may be negatively impacted by new and existing technologies.

Advances in technologies that benefit our competitors may materially and adversely affect our business. For example, advances in cable and direct broadcast satellite technologies, including high definition digital television transmissions offered through those systems, and the increasing ease of downloading video content on the internet may adversely affect public demand for video store rentals. Expanded content available through these media, including movies, specialty programming and sporting events, could result in fewer movies being rented. In addition, higher quality resolution and sound offered through these services and technologies could require us to increase capital expenditures, for example, to upgrade our DVD inventories to provide movies in high definition.

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

If any of the technologies described above creates a competitive advantage for our competitors, our business, financial condition, liquidity, and results of operations could be harmed.

Our business could be adversely affected if the trend of consumers deciding to purchase rather than rent movies continues.

Historically, studios priced a number of movies they distributed at pricing which was typically too high to generate significant consumer demand to purchase these movies. A limited number of titles were released at a lower price point when consumers were believed to be more likely to have a desire to purchase a certain title. The penetration of DVD into the market has resulted in a significant increase in the quantity of newly released movies available for purchase by the consumer. These movies are purchased to rent by home video specialty retailers, and to sell by both home video specialty retailers and mass merchants, among others. We believe that these changes in pricing have led to an increasing number of consumers who decide to purchase, rather than rent movies. Further changes in studio pricing and/or sustained or further depressed pricing by competitors could further accelerate this trend and could result in increased competition. If we are not able to derive most of our revenues from our higher margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer's sell-through dollar.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs.

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue sharing programs, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of programs for a significant number of DVD and VHS movie releases. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer them for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued. Further, some of our agreements may be terminated on short notice.

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

The availability of new movies produced by the movie studios is vital to our industry. The quality and quantity of new movies available in our stores could be negatively impacted by factors that adversely affect the motion picture industry, such as financial difficulties, regulatory requirements and work disruptions involving key personnel such as writers or actors. Additionally, we depend on the movie studios to produce new movies that appeal to consumer tastes. A decrease in the quality and quantity of new movies available in our stores could result in reduced consumer demand, which could negatively impact our revenues and harm our business and financial position.

Our revenues could be adversely affected due to the variability in consumer appeal of the movie titles and game software released for rental and sale.

The quality of movie titles and game software released for rental and sale is not within our control, and our results of operations have from time to time reflected the variability in consumer appeal for such items. We cannot assure you that future releases of movie titles and game software will appeal to consumers and, as a result, our revenues and profitability may be adversely affected.

Our business could be adversely affected if video game software and hardware manufacturers do not introduce new products in a timely manner.

The video game industry is characterized by the significant impact on consumer spending that accompanies the introduction of new game software and hardware platforms. Retail spending in the video game industry typically grows rapidly with the introduction of new platforms but declines considerably prior to the release of new platforms. In 2005, Microsoft introduced the XBOX-360 platform and in 2006, we expect new platforms from Sony and Nintendo. Consumer demand for video games available in our stores could be adversely affected if manufacturers fail to introduce new games and systems in a timely manner or are unable to make new games and systems available in sufficient quantities. A decline in consumer demand for video games available in our stores could negatively affect our revenues and harm our business and financial position.

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

Historically, our quarterly operating results have varied, and we anticipate that they will vary in the future. Factors that may cause our quarterly operating results to vary, many of which we cannot control, include:

- consumer demand for our products;

- prices at which we can rent or sell our products;

- timing, cost and availability of newly-released movies, new video games and new video game systems;

- competition from providers of similar products, other forms of entertainment, and special events, such as the Olympics or ongoing major news events of significant public interest;

- seasonality;

- weather patterns that can significantly increase business (inclement conditions that prohibit outdoor activities) or decrease business (mild temperatures and dry conditions that reduce the consumer's desire to relax indoors); and

- acts of God, or public authorities, war, civil unrest, hurricanes, fire, floods, earthquakes, acts of terrorism, and other matters beyond our control.

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

Investor confidence may be adversely impacted as a result of the material weaknesses in our internal controls.

We are required, pursuant to rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, to include a report of our management's assessment of the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006, and this assessment identified four material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses related to:

- Ineffective management review of account analyses and reconciliations;

- Ineffective communication of accounting policy for capitalizing costs and lack of effective review process;

- Inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions.

- Ineffective procurement and receiving processes.

These material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact market prices for our securities.

Item 1B.  Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Stores. Substantially all of our retail stores are leased. Our new store leases generally provide for initial lease term of five to ten years, with at least one renewal option for an additional two to five years. The following table provides information regarding the number of stores we operated in each state and country as of January 1, 2006.

United States:
Alabama                  193
Alaska                     7
Arizona                   89
Arkansas                  87
California               359
Colorado                  60
Connecticut               35
Delaware                  21
District of Columbia       2
Florida                  233
Georgia                  167
Hawaii                     4
Idaho                     31
Illinois                 127
Indiana                  122
Iowa                      49
Kansas                    43
Kentucky                  88
Louisiana                 54
Maine                     53
Maryland                  60
Massachusetts             76
Michigan                 124
Minnesota                 93
Mississippi               75
Missouri                 128
Montana                   22
Nebraska                  30
Nevada                    36
New Hampshire             22
New Jersey                40
New Mexico                36
New York                 135
North Carolina           175
North Dakota               8
Ohio                     206
Oklahoma                  79
Oregon                    78
Pennsylvania             170
Rhode Island              15
South Carolina           100
South Dakota              14
Tennessee                118
Texas                    363
Utah                      50
Vermont                    5
Virginia                 157
Washington               115
West Virginia             27
Wisconsin                 69
Wyoming                    6
                       -----
Total United States    4,456


Canada:
Alberta                  113
British Columbia          70
Manitoba                   9
New Brunswick              6
Newfoundland               3
Nova Scotia               13
Ontario                   44
Prince Edward Island       2
Saskatchewan              22
Yukon Territory            2
                       -----
Total Canada             284

Mexico                     9
                       -----
TOTAL                  4,749
                       =====

Support Centers and Distribution Facility.

We have a support center and limited inventory distribution facility that are located in an approximately 116,000 square foot building in Dothan, Alabama, which we own. We are also leasing approximately 48,000 square feet of off-site warehouse space to supplement distribution and to provide record storage.

In 2004, we began construction on a new 190,000 square foot distribution center located in Dothan, Alabama. After the acquisition of Hollywood, construction was stopped on this facility and we are evaluating alternatives, including the sale of this facility.

Our Oregon support center is located in Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. The lease expires in November 2008. We currently lease space in two distribution centers, to primarily support Movie Gallery, Hollywood Video and Game Crazy. The distribution centers are located in Wilsonville, Oregon (approximately 175,000 square feet) and in LaVergne, Tennessee (approximately 98,000 square feet). These facilities are leased pursuant to agreements that expire in December 2011 and June 2010, respectively. A third facility, formerly used to support Game Crazy, is located in Wilsonville, Oregon (approximately 84,000 square feet). This facility is no longer in use as of March 2006 and the lease expires in June 2006.

ITEM 3. LEGAL PROCEEDINGS

Hollywood was named as a defendant in several purported class action lawsuits asserting various causes of action, including claims regarding its membership application and additional rental period charges. Hollywood vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. Hollywood obtained dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. Hollywood reached a nationwide settlement with the plaintiffs on all of the various claims asserted in each of the related actions. Preliminary approval of settlement was granted on August 10, 2004. Hollywood agreed not to oppose plaintiffs' application for an award of $2.7 million for fees and costs to class counsel and plaintiffs counsel and up to $50,000 in class representative incentive awards. Class members received rent-one-get-one coupons on a claims-made basis with a guaranteed total redemption of $9 million along with other remedial relief. The court granted final approval of the settlement on June 24, 2005. An appeal of the final approval was filed on July 25, 2005. A settlement with the appellants was reached and the matter was fully and finally resolved on December 9, 2005.

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LPG. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

Hollywood was named as a defendant in a sexual harassment lawsuit filed in the Supreme Court of the State of New York, Bronx County on April 17, 2003. The action, filed by eleven former female employees, alleges that an employee, in the course of his employment as a store director for Hollywood, sexually harassed and assaulted certain of the plaintiffs, and that Hollywood and its members of management failed to prevent or respond adequately to the employee's alleged wrongdoing. The plaintiffs seek unspecified damages, pre-judgment interest and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity. At January 1, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers was $3.0 million of which $2.4 million is related to pre-acquisition contingencies of Hollywood. At January 2, 2005, the legal contingencies reserve was $0.3 million.

A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is listed on the Nasdaq National Market under the symbol "MOVI". As of March 6, 2006, we had approximately 56 stockholders of record. The following information sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market for each quarterly period within the last two fiscal years.


                       High         Low          Dividend
                     --------    ---------       ---------
  2005:
  Fourth Quarter     $   9.75    $    4.60       $      -
  Third Quarter         26.52         9.86              -
  Second Quarter        33.43        26.26           0.03
  First Quarter         29.45        18.29           0.03

  2004:
  Fourth Quarter     $  19.30    $   15.30       $   0.03
  Third Quarter         18.54        16.43           0.03
  Second Quarter        20.50        18.29           0.03
  First Quarter         20.25        18.38           0.03


Dividends

In December 2003, our Board of Directors instituted a dividend policy under which it declared an initial quarterly cash dividend of $0.03 per share. In September 2005, we announced that due to the challenging conditions currently affecting the home video industry, we would not declare a quarterly cash dividend for the third quarter of 2005. Our Board of Directors later decided to suspend the payment of cash dividends indefinitely. The March 15, 2006 amendment to our credit facility prohibits payment of any future dividends until the credit facility is repaid.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which equity securities of the Company are authorized for issuance appears under the heading "Stock Option Plans" in our definitive Proxy Statement filed for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA


                                     Fiscal Year Ended
                 ---------------------------------------------------------
                 January 6,  January 5,  January 4,  January 2, January 1,
                  2002(1)       2003        2004        2005      2006(7)
                 ----------  ----------  ----------  ---------- ----------
                          ($ in thousands, except per share data)
Statements of Operations Data:
Revenues:
   Rentals       $  347,464 $   490,836 $   629,793 $  729,167  $1,630,058
   Product sales     21,667      38,152      62,602     62,010     357,269
                  ---------  ----------  ----------  ---------  ----------
Total revenues      369,131     528,988     692,395    791,177   1,987,327
                  ---------  ----------  ----------  ---------  ----------

Cost of sales:
   Cost of rental
      revenues      108,732     164,818(2)  184,439    208,160     502,873
   Cost of product
      sales          17,715      29,852      50,143     41,942     271,900
                   --------  ----------  ----------  ---------  ----------
Gross margin        242,684     334,318     457,813    541,075   1,212,554(8)

Operating costs and expenses:

   Store operating
     expenses       171,409     253,865(3)  324,466    395,425(5)1,027,119
   General and
     administrative  29,288      40,995(4)   46,522     54,644     128,441
   Amortization of
     intangibles (6)  6,656       1,298       2,003      2,601       3,865
   Impairment of
     goodwill             -           -           -          -     522,950(9)
   Impairment of other
     intangibles          -           -           -          -       4,940(9)
   Stock option
     compensation     8,161       2,279       1,481        831       1,618
                   --------  ----------  ----------  ---------  ----------
Operating income
  (loss)             27,170      35,881      83,341     87,574    (476,379)
                   --------  ----------  ----------  ---------  ----------

Interest expense,
   net               (3,026)     (1,024)       (468)      (624)    (68,529)(10)
Write off of bridge
   financing              -           -           -          -      (4,234)(11)
Equity in losses of
unconsolidated
   entities               -           -      (1,450)    (5,746)       (806)
                  ---------  ----------  ---------   --------  ----------
Income (loss) before
   Income taxes      24,144      34,857      81,423     81,204    (549,948)

Income taxes          9,788      13,923      31,987     31,716       2,792(12)
                  ---------  ----------  ----------  ---------   ---------

Net income (loss) $  14,356 $    20,934   $  49,436  $  49,488   $(552,740)
                  =========  ==========  ==========  =========   =========


Net income (loss) per share:
   Basic          $    0.56  $     0.69  $     1.53  $     1.54  $  (17.53)
                  =========  ==========  ==========  ==========  =========
   Diluted        $    0.53  $     0.67  $     1.48  $     1.52  $  (17.53)
                  =========  ==========  ==========  ==========  =========
Weighted average shares outstanding:
   Basic             25,837      30,273      32,406      32,096     31,524
                  =========  ==========  ==========  ==========  =========
   Diluted           27,220      31,436      33,370      32,552     31,524
                  =========  ==========  ==========  ==========  =========

Cash dividends per
   common share   $       -  $        -  $     0.03  $     0.12  $    0.06
                  =========  ==========  ==========  ==========  =========


                                      Fiscal Year Ended
                 ---------------------------------------------------------
                  January 6,  January 5,  January 4,  January 2, January 1,
                     2002(1)      2003        2004       2005      2006(7)
                 ----------  ----------  ----------  ---------- ----------
                            ($ in thousands, except per share data)

Balance Sheet Data (at end of period):
Cash and cash
  equivalents     $  16,349   $  29,555  $   38,006   $  25,518 $  135,238
Rental inventory,
  net                88,424      82,880     102,479     126,541    371,565
Total assets        270,132     361,209     457,884     492,142  1,385,128
Long-term debt less
  current maturities 26,000           -           -           -  1,083,083
Stockholders'
  Equity (deficit)  162,182     259,051     320,116     331,134   (212,818)

Other Data:
Number of stores at
 end of period        1,415       1,784       2,158       2,482      4,749(13)
Revenues per weighted
  average store      $  342   $     337  $      355   $     341 $      496
Increase(decrease) in
  same-store revenues   2.7%        3.2%        7.0%       (1.5)%     (4.7)%

(1) Results for 2001 reflect a 53-week year and include 17 days of operations for Video Update, Inc., which we acquired out of bankruptcy on December 21, 2001. All other years presented reflect 52-week years.

(2) Effective October 7, 2002, we changed the estimates used to amortize rental inventory resulting in a non-cash charge of approximately $27.9 million in the fourth quarter of 2002, and $5.9 million throughout 2003.

(3) Includes a $1.6 million charge related to the amendment of our supply agreement with Rentrak Corporation.

(4) Includes a $4.0 million charge related to a legal settlement in the second quarter of 2002.

(5) Includes a pre-tax charge of $6.3 million to correct our accounting for leasehold improvements, including $2.9 million related to prior periods, which was accounted for as an immaterial prior period correction. See Note 1, "Accounting Policies," of the Notes to Consolidated Financial Statements.

(6) Reflects adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of the beginning of 2002. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized. Application of the non-amortization provisions of Statement 142 as of the beginning of 2001 would have increased net income by approximately $3.4 million, or $0.65 per diluted share, for 2001.

(7) Reflects the consolidated results of Movie Gallery and Hollywood for the period subsequent to the merger on April 27, 2005. See Note 2, "Business Combinations," of the Notes to Consolidated Financial Statements for information on our acquisition of Hollywood.

(8) Includes $10.1 million in charges (before taxes)($0.21 per diluted share after tax) related to the VHS residual value adjustment by Movie Gallery and the reduction of extended viewing fee revenue of $21.4 million and the corresponding $19.0 million gross margin impact of conforming Hollywood's extended viewing fee revenue accounting method to Movie Gallery's method.

(9) Reflects goodwill impairment of the Movie Gallery and Hollywood Video reporting units. Reflects impairment charge for customer lists to reduce carrying value to fair value. See Note 5, "Goodwill and Other Intangible Assets," to the Notes to Consolidated Financial Statements for information on 2005 impairment charges.

(10) Reflects the interest expense related to the credit facility and senior notes to finance the Hollywood acquisition.

(11) Reflects the write-off of costs incurred to obtain acquisition bridge financing commitment that expired, unused, on the date of acquisition of Hollywood.

(12) Effective tax rate for 2005 is adversely		 impacted by goodwill
impairment of which $332.1 million is not tax deductible and therefore generated an abnormally low effective tax rate. In addition, a valuation allowance was recorded for $85.2 million on our net deferred tax asset to reflect management's determination that the deferred tax asset may not be realized. See Note 4, "Income Taxes," to the Notes to Consolidated Financial Statements.

(13) Reflects the April 2005 acquisition of 2,031 Hollywood Video stores and 20 freestanding Game Crazy stores; Reflects the May 2005 acquisition of 61 VHQ stores; Reflects the acquisition of 26 stores in other acquisitions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of January 1, 2006, we operated approximately 4,800 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. Our acquisition of Hollywood was accounted for as a purchase business combination. Accordingly, our results of operations for 2005 include the operating results of Hollywood only since the date of the acquisition and are not indicative of annualized results of the combined companies. This acquisition increased our total revenues to over $2.6 billion on a pro-forma annual basis with a store count of over 4,700 stores and substantially increased our urban market presence. We currently plan to maintain the Hollywood brand and store format. We currently plan to open approximately 140 new stores for the full year 2006 period, subject to market and industry conditions and the integration of Hollywood. Movie Gallery's eastern focused rural and secondary market dominance and Hollywood's western focused prime urban and suburban superstore locations combine to form a strong nationwide geographical store footprint.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. The studios have historically maintained an exclusive window for home video distribution (DVDs and video cassettes available for rental and sale), which provides the home video industry with an approximately 45 day period during which they can rent and sell new releases before they are made available on pay-per-view or other distribution channels. According to Kagan Research, the domestic home video industry accounts for approximately 51% of domestic studio movie revenue in 2005. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies have been designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business. We intend to apply these same disciplines to the Hollywood brand where appropriate.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our strategy.

- Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management teams continuously review inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize profitable revenues at each location. Additionally, our teams monitor revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least twelve full months, to assess the performance of our business.

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

- Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control these expenses primarily through budgeting systems and centralization of purchases into our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also benefit from the reduced labor and real estate costs the Movie Gallery brand stores enjoy by being located in rural markets versus the higher costs associated with the larger urban markets. We are also able to adjust store hours and staffing levels to specific market conditions as well as leverage best practices from both Movie Gallery and Hollywood to reduce expense and increase operating efficiency.

- Leverage of overhead expenses. We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs. Our general and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management teams. Our integration strategy is focused on eliminating duplication, leveraging best practices and reaping the financial benefits of economies of scale to reduce costs.

- Operating cash flows. We have generated significant levels of cash flow for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on-hand and significant long-term debt.

Hollywood Acquisition

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility. We paid $862.1 million to purchase all of Hollywood's outstanding common stock and $384.7 million to refinance Hollywood's debt. As part of the refinancing of Hollywood's debt, Hollywood executed a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011, pursuant to which $224.6 million were tendered. The Hollywood acquisition was financed using Hollywood's cash on-hand of approximately $180.0 million, and a senior secured credit facility guaranteed by all of our domestic subsidiaries in an aggregate principal amount of $870.0 million, and an issuance of $325.0 million of 11% senior unsecured notes.

The combination of Movie Gallery and Hollywood created the second largest North American video rental company with pro-forma combined annual revenue in excess of $2.6 billion and approximately 4,800 stores located in all 50 U.S. states, Canada and Mexico. The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations present little overlap with Movie Gallery's rural and suburban store locations concentrated in the eastern half of the United States. In the fourth quarter of 2005, we closed 64 Movie Gallery stores with trade areas that overlapped with acquired Hollywood Video stores. We will continue to evaluate the closure of stores with overlapping trade areas such as these as market conditions warrant.

We will maintain the Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused on consolidating the leadership functions in all three brands. This is complete for the Human Resources, Real Estate, Legal, Lease Administration, Finance, Information Systems, Loss Prevention and Distribution functions. The respective leaders of these support organizations continue to evaluate opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, we have identified cost savings opportunities in both Movie Gallery's and Hollywood's cost structures and we anticipate that we will identify additional opportunities in the future. The combined companies also are evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business with our business or that we will achieve any further cost savings.

As of October 25, 2005, we notified 92 Movie Gallery associates that their positions will be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll at our Wilsonville, Oregon support center. Subsequently, as of January 1, 2006, an additional 9 Movie Gallery associates
were notified that their positions were being eliminated.   As this action
impacts the acquiring company's associates, these costs are charged to the condensed consolidated statement of operations as they are incurred. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We estimate that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $3.3 million, of which $1.2 million was recognized in 2005, with the remainder to be expensed over the remaining retention service period for the impacted associates in 2006 in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities."

We estimate the integration-related efficiencies and savings achieved during 2005 to be in excess of $20 million. These savings have been driven principally by improvements in the supply chain for Movie Gallery branded stores, consolidation of our Real Estate and Architecture functions, inventory utilization, and elimination of duplicative executive management. We continue to identify and implement additional savings opportunities. We expect that total savings, including new projects in 2006 combined with the full year 2006 impact of the savings already achieved in 2005 will be in excess of $50 million.

Other Acquisitions

During the second quarter of 2005, we acquired VHQ Entertainment, Inc., or VHQ. VHQ operated 61 stores in Canada. VHQ's results of operations have been included in our results since May 17, 2005. In addition to the VHQ acquisition, during 2005, Movie Gallery purchased 26 stores in 11 separate transactions for a total cash consideration, including VHQ, of $23.1 million. These acquisitions had an immaterial impact on our operating results in 2005.

By letter dated August 29, 2005, Boards Video Company LLC, or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores and 17 Game Crazy stores owned and operated by Boards pursuant to a put option contained in the license agreement for these stores. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards which was effective January 25, 2001. On a change of control (as defined in the license agreement) Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. We concluded that the put/call option features of the license agreement were not a derivative (or embedded derivative) under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," because the put and call features were not net settleable, as there was no provision for net cash settlement, there was no market for the option features, and the underlying asset (the stores) were not readily convertible to cash. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. It is anticipated that the transaction will close in 2006.

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance over the last three years.

Results of Operations

Selected Financial Statement and Operational Data:

                                                Fiscal Year Ended
                                       -----------------------------------
                                       January 4,   January 2, January 1,
                                          2004         2005       2006(1)
                                       ----------   ----------  ----------
                                        ($ in thousands, except per share
                                                 and store data)

Rental revenue                          $ 629,793    $ 729,167  $1,630,058
Product sales                              62,602       62,010     357,269
                                        ---------    ---------  ----------
  Total revenue                           692,395      791,177   1,987,327

Cost of rental revenue                    184,439      208,160     502,873
Cost of product sales                      50,143       41,942     271,900
                                        ---------    ---------  ----------
Total gross profit                      $ 457,813    $ 541,075  $1,212,554
                                        =========    =========  ==========
Store operating expenses                $ 324,466    $ 395,425  $1,027,119
General and administrative
 expenses                               $  46,522    $  54,644  $  128,441
Impairment of goodwill                  $       -    $       -  $  522,950
Impairment of other intangibles         $       -    $       -  $    4,940
Stock compensation expense              $   1,481    $     831  $    1,618

Operating income (loss)                 $  83,341    $  87,574  $ (476,379)
Interest expense, net                   $    (468)   $    (624) $  (68,529)
Equity in losses of
 unconsolidated entities                $   1,450    $   5,746  $      806

Net income (loss)                       $  49,436    $  49,488  $ (552,740)
Net income (loss) per diluted share     $    1.48    $    1.52  $   (17.53)

Cash dividends per common share         $     .03    $    0.12  $     0.06

Rental margin                                70.7%        71.5%       69.1%
Product sales margin                         19.9%        32.4%       23.9%
Total gross margin                           66.1%        68.4%       61.0%

Percent of total revenue:
Rental revenue                               91.0%        92.2%       82.0%
Product sales                                 9.0%         7.8%       18.0%
Store operating expenses                     46.9%        50.0%       51.7%
General and administrative expenses           6.7%         6.9%        6.5%
Impairment of goodwill                        0.0%         0.0%       26.3%
Impairment of other intangibles               0.0%         0.0%        0.2%
Stock compensation expense                    0.2%         0.1%        0.1%
Operating income (loss)                      12.0%        11.1%      (24.0%)
Interest expense, net                         0.1%         0.1%        3.4%
Net income (loss)                             7.1%         6.3%      (27.8%)

Total same-store revenues                     7.0%        (1.5%)      (4.7%)
Movie Gallery same-store revenues             7.0%        (1.5%)      (5.7%)
Hollywood same-store revenues(1)             10.7%         1.5%       (4.3%)

Total same-store rental revenues              5.0%        (1.0%)      (6.2%)
Movie Gallery same-store revenues             5.0%        (1.0%)      (6.5%)
Hollywood same-store revenues(1)              2.5%        (4.3%)      (6.0%)

Total same-store product sales               35.0%       (12.0%)       1.7%
Movie Gallery same-store sales               35.0%       (12.0%)       3.0%
Hollywood same-store sales(1)                76.2%        29.4%        1.5%

Store count:
   Beginning of period                       1,784        2,158       2,482
   New store builds                            241          314         288
   Stores acquired                             170           74       2,138(2)
   Stores closed                               (37)         (64)       (159)
                                         ---------    ---------  ----------
   End of period                             2,158        2,482       4,749
                                         =========    =========  ==========

(1) Hollywood's results for periods prior to April 27, 2005 are not included in the consolidated statements of operations, but rather reflect the historical statistics previously reported by Hollywood Entertainment. Hollywood same-store revenues are presented for the full year periods and are inclusive of the Game Crazy operating segment. Hollywood same-store revenues exclude the effects of the accounting change for extended viewing fees recognition described in Note 1 Accounting Policies of the Notes to Consolidated Financial Statements.

(2) Includes 2,031 Hollywood Video stores and 20 free-standing Game Crazy stores acquired in the acquisition of Hollywood in April 2005 and 61 stores acquired in our acquisition of VHQ in May 2005. See Note 2, "Business Combinations," of the Notes to Consolidated Financial Statements.

Revenue. Consolidated total revenues increased 151.2% and 14.3% for 2005 and 2004, respectively, compared to the years 2004 and 2003. The increase in revenues for 2005 was primarily due to the acquisition of Hollywood, which added $1.1 billion in revenue. Same-store total revenues for fiscal 2005 were negative 4.7%. Same-store rental revenue, including sales of previously viewed rental inventory, declined 6.2% while same-store product revenue increased 1.7%. The increase in 2004 revenue compared to 2003 was primarily due to a 19.0% increase in the average number of stores operated during the year partially offset by a same-store revenue decrease of 1.5%.

With the acquisition of Hollywood, our revenue mix has shifted more to product revenue and away from rental revenue versus comparative periods last year. The Game Crazy operating segment is the primary driver of this shift in the revenue mix. We believe this trend will continue for two to three years due to the introduction of new game platforms.

For 2004 and 2005, the Movie Gallery operating segment total revenues increased 14.3% and 6.8%, respectively, from the prior years. The increases were primarily due to increases of approximately 19.0% and 13.5% in the average number of stores operated, respectively. This increase was partially offset by same-store revenue decreases of 1.5% and 5.7% for 2004 and 2005, respectively. Same-store rental revenue declined 6.5% for 2005, while same-store product sales increased 3.0%.

The addition of the Hollywood operating segment revenue for 2005 accounted for 95.5% of the total revenue increase. The Hollywood segment total same-store revenues decreased 4.3% for 2005 (all same store revenue statistics for Hollywood include periods prior to our acquisition). Same-store rental revenue declined 6.0%, while same-store product revenue increased 1.5%. To conform Hollywood's extended viewing fees accounting policy to Movie Gallery's accounting policy, we have reflected the portion of extended viewing fees collected that relate to receivables from customers at the date of our merger as a reduction of the receivable balance, and extended viewing fees are no longer being recognized in advance of collection. As a result of conforming this accounting policy following the merger, Hollywood's extended viewing fees recognized as revenue in 2005 was $21.4 million less than the actual amounts collected from customers. The same-store total revenue and same-store rental revenue statistics for Hollywood have been presented excluding the impact of conforming Hollywood's historical accounting method to Movie Gallery's method.

The following factors contributed to a decrease in our total same-store revenues for 2005 versus 2004:

- Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the weak home video release schedule, the overabundance of DVD titles available for sale in the marketplace, the growth of on-line rental and the maturation of the DVD life cycle.

- Game rental revenue declined reflecting the weakness of new game titles released during the year and the industry softness that traditionally occurs before the introduction of new game platforms. Microsoft's XBOX 360 was released late in 2005 and new platforms from Sony and Nintendo are anticipated in 2006.

Cost of Sales. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for 2003, 2004 and 2005 was 70.7%, 71.5% and 69.1%, respectively. A charge of $10.1 million was recorded against cost of rental revenues in the second quarter of fiscal 2005 to reflect a change in estimate of the residual value of VHS movies from $2.00 to $1.00. Excluding the extended viewing fees adjustment for Hollywood and the VHS residual value adjustment in the second quarter for Movie Gallery, gross margin on rental revenue would have been 70.0% for 2005. We have presented gross margins on rental revenue adjusted to exclude charges related to the extended viewing fee and VHS residual value adjustments because we believe it provides our investors a more informed view of the current period operating results and our management uses this information to analyze our results from continuing operations and to view trends and changes in these results. We also changed our estimate of the percentage of total rental inventory purchases allocated to catalog or "base stock" inventory in the fourth quarter for our Movie Gallery segment to reflect recent trends in retention patterns of catalog inventory, which resulted in a charge of $1.7 million in rental amortization ($0.03 per share net of tax).

In addition to the negative impact on rental gross margin caused by the accounting adjustments noted above, rental gross margins also decreased as a result of the acquisition of the Hollywood Video stores, as their gross margins have historically been lower than those of Movie Gallery stores, because Hollywood generally invests more in rental inventory as a percentage of revenue to compete effectively in urban markets. Higher than expected same-store revenue declines for movie rental revenue and higher than historical discount and promotional activity related to previously viewed products also contributed to the reduced rental gross margins.

Cost of product sales includes the costs of new and used video game merchandise in the Game Crazy operating segment, new movies, concessions and other products sold in our Hollywood and Movie Gallery stores. New movies and new game merchandise typically have a much lower margin than previously viewed movies, used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for 2003, 2004 and 2005 was 19.9%, 32.4% and 23.9%, respectively. The decrease in product sales margin in 2005 compared to 2004 was primarily caused by higher penetration of new movies and new game merchandise sales. We expect that the acquisition of the Game Crazy operating segment acquired with Hollywood will continue to increase the percentage of total revenues from new game merchandise sales (versus comparable prior year periods). We expect this trend to continue for two to three years due to the introduction of new game platforms.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue was 46.9%, 50.0% and 51.7% in 2003, 2004 and 2005, respectively.

The increase in store operating expenses as a percentage of total revenue from 2004 to 2005 is primarily due to:

- A 4.7% decrease in same-store revenues for the combined company in 2005 versus a decrease of 1.5% in 2004, as certain operating expenses are fixed and increase as a percentage of revenue when revenues decline.

- The decrease in same-store revenues in 2005 was more significant than anticipated thereby limiting our ability to reduce variable expenses in response to the revenue decrease.

- Our decision to close 64 Movie Gallery stores that overlapped trade areas with Hollywood stores required the establishment of a store closure reserve for the remaining lease obligations and the write-off of remaining property, fixtures and equipment of $9.6 million

- A significant number of new store openings generating store opening and start-up costs for immature stores in the revenue base (our store base has increased by 10% or more in each of 2005, 2004 and 2003). New stores typically do not perform as well as mature stores in their first year of operations, because a substantial portion of store operating expenses are fixed.

The increase in store operating expenses as a percentage of total revenue in from 2003 to 2004 is primarily due to:

- An increase to depreciation expense in the fourth quarter of $6.3 million (of which $2.9 million relates to prior years) related to the correction of errors in our historical amortization practice for leasehold improvements;

- The 1.5% decrease in same-store revenues in 2004, as certain operating expenses are fixed and result in an increase as a percentage of revenue when revenues decline; and

- Continued growth in the number of new store openings generating store opening and start-up costs for a larger number of immature stores in the revenue base versus the prior year (our store base has increased by 15% or more in each of 2004, 2003 and 2002).

General and administrative expenses. General and administrative expenses as a percentage of revenue were 6.7%, 6.9% and 6.5% in 2003, 2004 and 2005, respectively. The decrease in general and administrative expenses as a percentage of revenue from fiscal 2004 to 2005 is due to:

- The acquisition of Hollywood and its lower general and administrative costs as a percentage of revenue reduced our percentage of revenue despite increases in severance for integration and the impact of higher than anticipated same store revenue decreases.

The increase in general and administrative expenses as a percentage of revenue from 2003 to 2004 is due to:

- The same-store revenue decrease of 1.5% in fiscal 2004; and

- Overhead increases to support our expanding store base and growth strategy, which included continued expansion in geographic areas where our market penetration was lower.

Impairment Losses. Impairment charges include the impairment of goodwill and intangible assets, and customer lists. The first quarter 2005 results for both Hollywood and Movie Gallery were significantly better than management's expectations and plans. Our results after the integration in the second and third quarters were worse than management's expectations, but were believed to be primarily driven by a weak title line-up in the second and third quarters. Management expected a recovery in the fourth quarter primarily from improving title content. This recovery did not materialize. Because the fourth quarter results failed to meet our expectations, we revised our outlook for 2006 and beyond and reflected these updated forecasts in our determination and measurement of the fourth quarter impairment charges. Following is a description of the impairment charges recorded in the fourth quarter of 2005:

- Goodwill - Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with SFAS No. 142. Additionally, goodwill and indefinite lived intangibles are tested for impairment between annual tests if an event occurs or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. We tested goodwill and indefinite lived intangibles at the beginning of the fourth quarter of 2005 in accordance with our normal accounting policy and pursuant to SFAS No. 142.

Goodwill is tested at a reporting unit level. Our reporting units for this purpose are Movie Gallery, Hollywood Video and Game Crazy. Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005, including the accelerated decline in the in-store rental industry, increased competition in the video sell-through markets and the growth of the on-line movie rental segment in which neither Movie Gallery nor Hollywood has a presence. Impairments of goodwill were recorded for the Movie Gallery and Hollywood reporting units in the amounts of $161.7 million and $361.2 million respectively.

- Intangible assets - As a result of the impairment indicators that contributed to the goodwill impairment charges described in the preceding paragraph, we also tested all other intangible assets for impairment as of the beginning of the fourth quarter of 2005. Based on the results of this test, we concluded that customer list intangible assets of our Movie Gallery operating segment were impaired. Based on the estimated value of the acquired customer lists, which were based primarily on observations of market comparables for similar customer lists on a per thousand customer basis, we recorded a $4.9 million impairment charge in the fourth quarter of 2005 to reduce the carrying value of Movie Gallery's previously acquired customer lists to our estimate of their fair value.

We also tested the indefinite-lived Hollywood trademark for impairment and determined that it was not impaired. Likewise, we determined that the finite-lived carrying value of the Game Crazy trademark was not impaired. No other long-lived assets, including rental inventory and property, fixtures and equipment, were impaired under the guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Stock Compensation Expense. Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants. In accordance with APB Opinion No. 25, compensation expense, representing the intrinsic value of the stock granted on the grant date, is recognized over the vesting period for service based awards. Compensation expense for performance based stock grants is recognized based on the amounts we believe are probable of achievement and is periodically adjusted (remeasured) based on the current stock price, which is consistent with accounting for variable stock based compensation. In 2005, we recognized $1.2 million in compensation expenses related to service based stock grants and $0.4 million in expenses related to performance based stock grants. Fiscal 2005 and 2004 also included nominal amounts of non-cash expense associated with certain stock options that were repriced during the first quarter of fiscal 2001 and accounted for as variable stock options. The majority of stock compensation expense in 2003 related to the remaining options outstanding that were repriced in 2001. In addition in 2004, stock compensation expense also included $0.8 million in cash expenses related to our decision to repurchase 145,900 shares of common stock from current and former executives, which represented the intrinsic value of those options on the date of the buy-out. See Note 9, "Stockholders' Equity," of the Notes to Consolidated Financial Statements.

Beginning in fiscal 2006, we will be required to adopt SFAS No. 123R
"Accounting for Stock-Based Compensation." Upon adoption of SFAS 123R, we will no longer be permitted to account for stock based compensation using the intrinsic value approach that we have followed under APB Opinion No. 25 "Accounting for Stock Issued to Employees." We may, from time to time, decide to issue stock based compensation in the form of stock grants and stock options, which under SFAS No. 123R will require a fair value recognition approach and will be expensed in income from continuing operations. As a result, the amount of compensation expense we recognize over the vesting period will generally not be affected by subsequent changes in the trading value of our common stock.

Operating Income. As a result of the impact of the above factors on revenues and expenses, operating income/(loss) decreased by $564.0 million for fiscal 2005 to ($476.4) million. The decrease in operating income was principally attributable to $523.0 million in goodwill impairment charges and $4.9 million for the impairment of intangibles. There were no similar charges in 2004. Excluding the one-time effects of the impairment charges, operating income declined from $87.6 million (11% of revenues) in 2004 to $51.5 million (2.6% of revenues) in 2005. The following factors contributed to the remaining decline in operating income as a percentage of total revenues:

- The Hollywood segment's revenues were $21.4 million lower than the actual cash collected from customers due to conforming Hollywood's accounting method for extending viewing fees in 2005, which reduced operating income by $19.0 million after adjusting for accrued revenue sharing.

- Cost of sales has increased as a percentage of revenues due to the acquisition of Hollywood and the historically lower margins generated by the Hollywood Video stores and Game Crazy departments.

- The greater than anticipated decreases in same store revenues limited our ability to reduce operating costs and expenses due to the fact that many of our store level expenses are fixed.

The factors described above in revenue, cost of sales, operating costs and expenses and general and administrative expenses also contributed to an increase of operating income by 5.1% in 2004 as compared to 2003.

Interest Expense, net. Net loss for fiscal 2005 includes $68.5 million pre-tax, or $2.17 per diluted share in interest expense, principally related to borrowings used to fund the acquisitions of Hollywood and VHQ. We expect to incur significant interest expense for the foreseeable future. Immediately prior to the acquisition of Hollywood, we had no debt outstanding and had carried minimal amounts of outstanding indebtedness for the preceding two fiscal years. Interest expense in 2004 and 2003 amounted to $0.6 and $0.5 million, respectively, a substantial portion of which related to credit facility fees and expenses.

Write-off of Bridge Financing. Concurrently with the acquisition of Hollywood in the second quarter of 2005, we wrote-off $4.2 million, or $0.09 per diluted share (net of tax), of fees and expenses associated with the bridge commitment feature of our senior credit facility. The bridge facility was entered into in connection with the Hollywood acquisition but was never drawn upon. Therefore, the associated fees were expensed concurrently with the expiration of the bridge loan commitment at the closing of the acquisition and related financing transactions. There were no similar transactions in 2003 or 2004.

Equity in Losses of Unconsolidated Entities. During the last half of 2003, we began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. We do not anticipate that any of these alternatives will replace our base video rental business. As of January 1, 2006 we have completely written off our investments in these unconsolidated entities, either through recognizing our proportionate share of the investee losses under the equity method, by disposing of the related interests, or through write-offs for investments we deemed to be worthless. Although we have no present intentions to do so, in the future we may make, subject to covenant limitations, similar investments that we will be required to account for as equity investments similar to the investments we have made in the past. The write-offs of our share of investee losses were lower in 2005 versus 2004 because the majority of these write-offs were recorded in 2004 and only a small remaining balance was written off in 2005.

Income Taxes. The effective tax rate was a provision of 0.5% for fiscal 2005, compared to a provision of 39.3% and 39.1% for fiscal 2003 and 2004, respectively. The decrease in the effective rate in 2005 is primarily a result of the goodwill impairment charges recognized in 2005, a substantial portion of which was non-deductible goodwill, and the establishment of a valuation allowance of $88.5 million for our deferred tax assets, a portion of which relates to net operating loss carryforwards that our management determined may not be realized through reversal of temporary differences, tax strategies and future taxable income. As a result of the establishment of the valuation allowance on our net deferred tax assets, including net operating loss carryforwards, we expect our effective tax rate will be lower in future periods to the extent we are profitable, due to the potential reversal of the valuation allowance. Likewise, if we continue to report net losses before income taxes, we may be required to increase our valuation allowances in future periods. Therefore, we are unable to predict with certainty whether our effective tax rate in the near term will be reflective of our historical pattern.

Liquidity and Capital Resources

Our primary capital needs are for seasonal working capital, debt service, new store investment, and remodeling and relocating existing stores. We fund our capital needs primarily by cash flow from operations and, as necessary, loans under our senior secured credit facility (the "Credit Facility"). The Credit Facility, which we entered into in connection with the acquisition of Hollywood and the refinancing of Hollywood's existing indebtedness, is in an aggregate amount of $906.8 million, consisting of a five-year $75.0 million revolving credit facility (the "Revolver") and two term loan facilities in an aggregate principal amount of $831.8 million. Term Loan A is a $85.5 million five-year facility that matures in April 27, 2010 and Term Loan B is a $746.3 million six-year facility that matures on April 27, 2011. Also in connection with the Hollywood acquisition and refinancing, we issued $325.0 million in aggregate principal amount of 11% senior unsecured notes due 2012 ("the Senior Notes").

At January 1, 2006, we had cash and cash equivalents of $135.2 million and $41.9 million in available borrowings under our Credit Facility. We also had $33.1 million drawn under the revolving portion of the Credit Facility, comprised of $6.9 million and $26.2 million in borrowings and letters of credit, respectively. Although there can be no assurances, we believe that cash flow available from operations and availability under the $75.0 million Revolver of the Credit Facility will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service for the next twelve months.

Our ability to fund our current plan of operations will depend upon our future performance, which is subject to general economic, financial, competitive, industry and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating the business, remain in compliance with the financial covenants contained in the Credit Facility, and service our current level of indebtedness or any debt we may incur in the future. If we are unable to satisfy these requirements with our available cash resources, we may be required to sell assets or to obtain additional financing.

Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and to terminate any commitments to make further extensions of credit. If we were unable to repay our debt service obligations under the Credit Facility or the Senior Notes, described below, our secured creditors could proceed against the collateral securing the indebtedness owed to them.

On September 21, 2005, we executed an amendment to the Credit Facility that relaxed certain financial covenants for a one-year period; provided for an additional $50.0 million of borrowings under the Term Loan B; increased the letter of credit sub-limit under the Revolver from $30.0 million to $40.0 million; and increased the percentage of Excess Cash Flow, as defined in the Credit Facility, required to be applied toward principal repayment to 100% from 75%.

On March 15, 2006, we executed a second amendment effective through the fourth quarter 2006 that further relaxed the financial covenants and restricted our ability to fund capital expenditures, perform asset sales, and use equity proceeds. We will incur significant fees related to this amendment including a 50 basis point upfront fee totaling $4.5 million and various professional fees.

While we were in compliance at the end of the fourth quarter 2005 with the financial covenants contained in our Credit Facility, we obtained the second amendment in order to remain in compliance with those covenants in the near term. For the first quarter of 2007, absent further amendment, the more restrictive financial covenants contained in the original Credit Facility will apply to us. Because the most restrictive covenants are computed on a trailing four quarter basis, we do not expect that we will be in compliance with the first quarter 2007 covenants unless the covenants are further amended or we obtain additional equity financing by that time. We are exploring several alternative strategies to remain in compliance with the terms of our Credit Facility, including, among other things, operational improvements through capitalizing on merger integration synergy opportunities, raising additional equity, divesting certain non-core assets and sale/leaseback transactions. We also may be required to seek further amendments to our Credit Facility. We cannot assure you that any of these actions will be successful, or that any sales of assets, additional debt or equity financings or further debt amendments can be obtained.

During the fourth quarter 2005 and first quarter 2006, the Term Loan A and Revolver bear interest rates of London Interbank Offered Rate ("LIBOR"), plus 3.50%, and the Term Loan B bears an interest rate of LIBOR plus 3.75%. We also incur a 0.50% commitment fee on the unused balance of the Revolver. The March 2006 amendment to the Credit Facility specifies new pricing for the interest rates on the Term Loans and Revolver. For the period starting April 1, 2006 until we deliver to the administrative agent under the Credit Facility our financial results for the first quarter of 2006, the interest rate for the Term Loan A and Revolver will be set at LIBOR plus 5.00%. After submission of the covenant package, the pricing grid is as follows:

        Leverage Ratio       LIBOR Margin
       ----------------     --------------
           > 4.00                5.00%
         3.25 - 4.00             3.50%
         2.75 - 3.25             2.75%
         2.25 - 2.75             2.50%
         1.75 - 2.25             2.25%
           < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% starting April 1, 2006 until we deliver to the administrative agent under the Credit Facility our financial results for the first quarter of 2006. After then, the interest rate will be LIBOR plus 5.25% if our leverage ratio exceeds 4.00; otherwise the rate will be LIBOR plus 3.75%, as was the case during the fourth quarter 2005 and first quarter 2006.

At our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, that will be added to the principal amount of the loans (with compounding interest).

Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory Term Loan B prepayments escalate. In addition to these prepayments, the Credit Facility also requires us to make prepayments in an amount equal to 100% of any Excess Cash Flow, which generally represents the amount of cash generated by the Company but not used towards operations, debt service, or investments. The Excess Cash Flow payment for fiscal 2005 is $56.9 million due on March 31, 2006, which is shown separately on the Contractual Obligations table below as a Credit Facility principal repayment.

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

The Credit Facility, as amended, also requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent less capital expenditures relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to cash interest expense.

The covenant levels contained in the Credit Facility, as amended, are as follows:

                  Leverage        Fixed Charge     Interest Coverage
                    Ratio        Coverage Ratio          Ratio
                 ----------     ----------------  -------------------
     2006 Q1         5.00             1.05                2.00
     2006 Q2         5.75             1.05                1.75
     2006 Q3         6.75             1.00                1.45
     2006 Q4         6.50             1.00                1.45
     2007 Q1         2.25             1.10                3.00
     2007 Q2         2.25             1.10                3.00
     2007 Q3         2.25             1.10                3.00
     2007 Q1         2.00             1.10                3.00

The Credit Facility and indenture governing our 11% Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

As required by the Credit Facility, we have entered into a two-year floating-to-fixed interest rate swap for an amount of $280.0 million. Under the terms of the swap agreement, we pay fixed interest on the $280.0 million at a rate of 4.06% and receive floating interest based on three-month LIBOR. The termination date for the swap is June 29, 2007.

The interest rate swap is a cash flow hedge. The hedge is structured such that all of the terms match exactly to the hedged debt and there is no hedge ineffectiveness. The terms of the debt and the fixed rate payments to be received on the swap coincide (notional amounts, payment dates, terms and rates), and the hedge is considered perfectly effective. We designated the swap, at inception, as a cash flow hedge and documented the hedge designation contemporaneously. At the end of each reporting period, we assess hedge effectiveness by making sure that the terms match exactly the designated hedged debt instrument. On each reset date after the variable rate has been determined, the ultimate payment or receipt is calculated and recorded as an increase or decrease of interest expense on a weighted average basis over the period in accordance with SFAS 133 paragraph 132.

Contractual Obligations. The following table discloses our contractual obligations and commercial commitments as of January 1, 2006 (in thousands):

Contractual                                 2-3       4-5     More than
Obligations           Total     1 Year     Years     Years     5 Years
---------------    ----------  --------  --------  --------   ----------
Principal Payments
  Credit Facility
   Term Loan A     $   79,650  $ 13,150  $ 38,000  $ 28,500   $        -
   Term Loan B        695,193     7,500    15,000   367,500      305,193
   Revolver             6,862         -         -     6,862            -
   Excess Cash
     Flow Sweep (1)
         Term A         5,850     5,850         -         -            -
         Term B        51,057    51,057         -         -            -
  Senior Notes        325,450         -         -         -      325,450
  Capital leases          678       589        89         -            -
Interest
  Term Loan A (2)      16,248     6,294     8,010     1,944            -
  Term Loan B (2)     306,718    61,557   121,250   115,118        8,793
  Hedge agreement      (2,016)   (1,344)     (672)        -            -
  Senior Notes        226,691    35,793    71,587    71,587       47,724
  Capital leases           20        19         1         -            -
Operating leases    1,612,492   367,033   578,443   356,577      310,439
                   ----------  --------  --------  --------   ----------
Total              $3,324,893  $547,498  $831,708  $948,088   $  997,599
                   ----------  --------  --------  --------   ----------

(1) Future prepayments of indebtedness under the Credit Facility will be required in an amount equal to our excess cash flow, as defined in the Credit Facility. The amount of these prepayments cannot be estimated at this time.

(2)Interest rates based on current LIBOR rates plus margin.   As of January 1,
2006, the Term Loan A and Term Loan B rates are 8.03% and 8.28%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

                                                Fiscal Year Ended
                                         -----------------------------------
                                         January 4,   January 2,  January 1,
                                           2004         2005        2006
                                         ---------    ---------   ----------
                                                  ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by operating
 activities                             $   78,853    $  89,873   $  132,406
Net cash used in investing activities      (77,788)     (59,469)  (1,145,591)
Net cash (used in) provided by
 financing activities                        3,333      (45,353)   1,121,959


The increase in net cash provided by operating activities in 2005 versus 2004 was primarily attributable to: (1) increased sources of cash from rental amortization, accrued liabilities, and depreciation and amortization; and (2) reduced uses of cash for merchandise inventory, other current assets, and deposits and other assets. These improvements to cash are offset by: (1) increased uses of cash for purchases of rental inventory and accounts payable; and (2) reduced sources of cash for deferred income taxes for fiscal 2005 versus fiscal 2004. The detail contained in the cash provided by operating activities section reflects the offsetting impact of (1) the reduction of net income caused by the non-cash impairment of goodwill and other intangibles and
(2) the source of cash generated by these non-cash charges.

The increase in net cash provided by operating activities in 2004 versus 2003 was primarily attributable to the revenue growth as a result of the continued expansion of our store base, offset partially in fiscal 2004 by a 1.5% decline in same-store revenues.

Net cash used in investing activities includes the costs of business acquisitions, new store builds, and purchases of property, furnishings and equipment. The increase in cash used in investing activities in 2005 versus 2004 was primarily due to the acquisitions of Hollywood and VHQ, which amounted to $1.1 billion in the aggregate, versus much smaller acquisitions during 2004.

During 2005, we grew our store base through both internally developed and acquired stores. We opened 288 internally developed stores, acquired 2,138 stores which include the acquisitions of Hollywood and VHQ and closed 159 stores during the year-to-date period ended January 1, 2006. We expect the majority of our planned 2006 new stores will be internally developed. Capital requirements to fund new store growth of 140 stores for fiscal 2006 are estimated at $16 million. Additionally in fiscal 2006, we estimate $19 million in other on-going capital expenditure requirements for the existing store base. These estimates do not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision.

The decrease in net cash used in investing activities during fiscal 2004 versus 2003 was primarily due to declining levels of business acquisitions, offset partially by increased new store openings and, in fiscal 2003, by the purchase of a corporate aircraft and lighting retrofits in many of our stores to achieve savings in the cost of utilities.

Net cash flow related to financing activities for fiscal 2005 includes the proceeds from the Credit Facility and the issuance of the Senior Notes. These new financing sources contributed to the significant increase in financing cash flows as compared to 2004, when we used cash of $47.4 million to repurchase 2,624,712 shares of our common stock at an average price of $18.06 per share and paid dividends to shareholders of $3.9 million, offset by proceeds from the exercise of stock options and our employee stock purchase plan.

In June 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share to be paid under our dividend policy instituted in December 2003. In September 2005 we announced that due to the challenging conditions currently affecting the home video industry we would not declare a quarterly cash dividend for the third quarter of 2005. Our Board of Directors later decided to suspend the payment of cash dividends indefinitely. Under the terms of our amended Credit Facility, we are precluded from paying dividends until the Credit Facility is repaid.

Net cash flow related to financing activities for fiscal 2004 includes the repurchase of 2,624,712 shares of our common stock at an average price of $18.06 per share and dividends paid to shareholders of $3.9 million, offset by proceeds from the exercise of stock options and our employee stock purchase plan. The only financing activity in fiscal 2003 was proceeds from the exercise of stock options of $3.3 million.

At January 1, 2006, we had a working capital deficit of $155.9 million, due to the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as non-current results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity and we anticipate that we will continue to operate with a working capital deficit.

Recently, Blockbuster, the industry leader, has announced that it intends to restate its financial statements to classify its rental inventory as a current asset. We will evaluate and reconsider our accounting treatment in the future when we are able to fully assess differences between Blockbuster's facts and circumstances and ours.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets and tangible assets, including goodwill, estimating the fair value of acquired assets and assumed liabilities in purchase accounting, and determining the need for valuation allowances for deferred tax assets.

Rental Inventory

A major component of our cost structure is the amortization of our rental inventory. Rental inventory is amortized to an estimated residual value over an estimated useful life of up to two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is based on historical customer demand patterns from "street date" (the date studios release various titles for distribution to our stores) through the end of the average useful life. In order to determine the appropriate useful lives and residual values, we consider the actual historical performance trends of our rental inventory and expectations of future trends and patterns. We develop our estimates of amortization rates and useful lives to approximate the pattern of rental turns and sales of previously viewed (used) items in our rental inventory. Our established residual values are based on an evaluation of the selling prices we expect to realize from our customers on used inventory, prices observed in bulk sale transactions as well as the residual values established by competitors in our industry. Effective April 4, 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00 due to continued declines in the market value of VHS product. We believe our updated estimated useful lives and residual values are appropriately matched to our current rental business and are consistent with industry trends. However, should rental patterns of consumers change or should market values of previously viewed inventory continue to decline due to the transition to new formats, including ongoing VHS transition to DVD, anticipated transition to high definition DVD within one to three years, and release of new video game formats, this could necessitate revisions to our current rental amortization rates, further revisions to our estimated residual values or a combination of both courses of action. We believe that any acceleration in the rental amortization rates would not have a long-lasting impact as the majority of our current rental purchases are substantially depreciated within the first two to three months after "street date" under our existing policy. In the past we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies and games. However, we cannot assure you that we will be able to fully anticipate the impact of ongoing or future format transitions and we could incur losses on sales of previously viewed movies in the future. As of January 2, 2005 and January 1, 2006, we had $126.5 million and $371.6 million, respectively, in rental inventory on our balance sheet. As of January 1, 2006, the net book value of our VHS rental inventory was approximately 7.3% of the net book value of our total rental inventory.

Long-Lived Assets

We assess the fair value and recoverability of our long-lived assets, including property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. In order to do this, we make assumptions and estimates regarding the amount and timing of future cash flows The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value over their fair values. If we do not meet our operating forecasts, which could result in decreases to the undiscounted cash flows we use to determine whether impairment exists, and then to measure the amount of any resulting impairment, we may have to record impairment charges not previously recognized.

Intangible Assets

We test goodwill for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. With the acquisition of Hollywood, the reporting units for Movie Gallery are as follows: Movie Gallery, Hollywood Video and Game Crazy.
These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have recorded goodwill impairment charges in fiscal 2005 in the amount of $523.0 million. As of January 1, 2006, we have $118.4 million in goodwill on our balance sheet, all of which relates to our Hollywood Video reporting unit. The amount of the goodwill impairment charge we recognized in 2005 for the Hollywood Video reporting unit represents our best estimate of the charge based on the information available to us as of the date of our consolidated financial statements. Because some aspects of the purchase price allocation have not been completed, we may need to make further adjustments to the purchase price allocation (see discussion of deferred tax assets related to acquired assets and carryover tax attributes below). Some of the further revisions to the purchase price could impact our estimate of the goodwill impairment charge reflected in our 2005 consolidated financial statements. Any revisions to the amount we recorded based on our best estimate as of January 1, 2006 will be reflected in our statement of operations in future periods. See Note 5, "Goodwill and Other Intangible Assets," of the Notes to Consolidated Financial Statements for additional information on our 2005 goodwill and other intangible asset impairment charges.

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

We treated the acquisition of Hollywood as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their fair value as determined based, in part, on a valuation report performed by an independent valuation specialist. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is substantially final for all items except deferred income taxes and we expect further adjustments may be required in 2006 as we complete our analysis of the acquired tax basis of certain assets and carryover tax attributes of Hollywood.

Deferred Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, in prior years we established a valuation allowance against our deferred tax assets related to net operating loss carryforwards that we acquired in the 2001 acquisition of Video Update. In 2005, we established additional valuation allowances related to net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized. In forming our conclusion about the future recoverability of the net operating losses and tax credits, we considered, among other things, the applicable provisions of the federal income tax code, which place certain limitations on the deductibility of acquired net operating loss carryforwards and tax credit carryforwards, as well as other limitations that may apply to the future deductibility of these net operating losses and tax credits. We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, Internal Revenue Service
(IRS) interpretive guidance and judicial rulings. If facts and circumstances in the future should warrant elimination or reduction of our valuation allowances related to these net operating losses and tax credits, our effective income tax rate, which was 39%, 39% and 0.5% for fiscal 2003, 2004 and 2005, respectively, could be substantially lower than the statutory federal income tax rate. Likewise, if our future operating results are not consistent with our expectations, or changes in tax law have adverse consequences on us, we may be required to further increase our valuation allowances in future periods. Any such changes could cause our effective tax rate to differ materially from historical trends.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our 2001 acquisition of Video Update. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. If our estimates of the amount of net operating loss and tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary. Depending on the circumstances, some of these revisions may have an impact on our future income tax expense, while other revisions may be charged or credited to goodwill.

There is a reasonable possibility that an exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential exposure is between $0.6 million and $46 million on a tax effected basis. Pursuant to the provisions of EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," any adjustments to deferred tax assets recorded at the date of acquisition, due to resolution of this uncertainty (which may not occur for many years) will be recorded as an adjustment to increase or decrease goodwill, regardless of the time that has elapsed since the acquisition date. The effect of a decrease in tax reserves and related valuation allowances established in purchase accounting will be applied (1) first to reduce to zero any goodwill related to the acquisition,
(2) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (3) third, to reduce income tax expense.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. A portion of any future impairment charges associated with goodwill will not be tax deductible and will result in an increased income tax expense in the quarter the impairment is recorded. The remainder will be allocated to tax deductible goodwill acquired in the Hollywood acquisition. To the extent any future impairment charges are attributed to tax deductible goodwill, we would record deferred tax benefits or reduce deferred tax liabilities, and this portion would not have an impact on our income tax expense or effective tax rate. Amortization expense associated with separately identified, finite-lived intangible assets, such as the Game Crazy trademark, is likewise not tax deductible, but the tax effects of any future impairment charges or amortization associated with these assets would be offset by deferred taxes created in purchase accounting, and therefore, will not affect our income tax expense or effective tax rate going forward.

In the fourth quarter of 2003 Hollywood applied for a change in accounting method with the IRS to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. Permission was granted for the change in accounting method to accelerate the deduction of store pre-opening supplies. The application for the accelerated deduction of DVD and VHS movies and video games is under review by the IRS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally to hedge against fluctuation in variable interest rates on our short-term and long-term debt.

The interest payable on the Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into a two-year interest rate swap to exchange $280 million of the variable-rate Credit Facility debt for 4.06% fixed rate debt. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $5.4 million on the non-hedged principal, based on both the outstanding balance on the Credit Facility as of January 1, 2006 and the Credit Facility's mandatory principal payment schedule.

We are exposed to foreign exchange risks associated with our Canadian and Mexican operations. Historically, Canadian exchange rates have been relatively stable, and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations. Based on pro-forma fiscal 2005 results including VHQ, a hypothetical 10% change in the Canadian exchange rate would not have a significant effect on either our consolidated financial position or results of operations. Our Mexican operations are currently limited to nine locations, which we do not believe to be significant enough to result in a material impact from fluctuations in currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 1, 2006.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

As of January 1, 2006, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following control deficiencies that we have concluded are material weaknesses in internal control over financial reporting as of January 1, 2006:

Ineffective management review of account analyses and reconciliations. Management's ineffective review of significant account analyses and reconciliations prepared as part of the financial reporting process, arising from a shortage of, and turnover in qualified personnel, did not function to reduce to remote the likelihood that material misstatement of certain accrued liability accounts in the financial statements would not be prevented or detected in a timely manner. This material weakness resulted in adjustments to several accrued liability accounts and related expenses and could affect substantially all of our significant accounts.

Ineffective communication of accounting policy for capitalizing costs and lack of effective review process. Controls related to capitalization of property, furnishings and equipment, including invoice approval, coding and review processes, did not function to reduce to remote the likelihood that material misstatements of property, furnishings and equipment and store operating expenses would not be prevented or detected in a timely manner. This material weakness resulted in adjustments to property, furnishings and equipment, depreciation expense, accumulated depreciation, and store operating expenses.

Inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that errors in accounts affected by estimation processes could result in material misstatements that would not be prevented or detected in a timely manner. This deficiency is due, in part, to a lack of, and turnover in, qualified people with sufficient skills and experience, and in part to ineffective or incomplete policies and procedures surrounding periodic review and updating of key estimates and assumptions. This material weakness resulted in adjustments to rental inventory amortization, store supplies, merchandise inventory, and accrued liabilities.

Ineffective procurement and receiving processes. Several key controls did not function effectively to provide reasonable assurance that rental and merchandise inventory transferred to stores from Company-operated distribution centers are appropriately accumulated, processed and recorded in the proper period. This combination of control deficiencies resulted in adjustments to accounts payable, rental inventory, merchandise inventory, costs of product sales, and rental inventory.

As a result of the material weaknesses described above, management has concluded that, as of January 1, 2006, our system of internal control over financial reporting was not effective based on the COSO criteria.

Our assessment of the effectiveness of internal control over financial reporting as of January 1, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, and their attestation report, which appears below.

Remediation of Material Weaknesses

As discussed above, as of January 1, 2006, there were four material weaknesses in our internal control over financial reporting. In 2006, management plans to implement improved policies and control activities governing fixed asset additions, enhanced control activities and monitoring controls surrounding account reconciliations and management's use of assumptions and estimates in its accounts, and improved information and control activities surrounding integrated procurement and receiving processes. In addition, we intend to evaluate our current staffing and training needs in light of the control deficiencies identified herein and in preparation for the completion of the transition of accounting and finance operations to our corporate facilities in Wilsonville, Oregon, which began in 2005 and which we expect to complete during 2006.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2005, we completed the consolidation of substantially all distribution functions to the Oregon and Tennessee distribution centers acquired in the Hollywood acquisition. This change contributed to the material weakness relating to ineffective procurement and receiving processes noted above. Beyond this, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described in the preceding paragraph, we plan to implement changes in internal control in 2006 to correct the material weaknesses described above and to complete the consolidation of our accounting and finance operations.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting", that Movie Gallery, Inc. (the Company) did not maintain effective internal control over financial reporting as of January 1, 2006, because of the effect of the material weaknesses identified in management's assessment and described below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of January 1, 2006:

- Ineffective management review of account analyses and reconciliations. Management's ineffective review of significant account analyses and reconciliations prepared as part of the financial reporting process, arising from a shortage of, and turnover in qualified financial reporting personnel, did not function to reduce to remote the likelihood that material misstatement of certain accrued liability accounts in the financial statements would not be prevented or detected in a timely manner. This material weakness resulted in adjustments to several accrued liability accounts and related expenses, and if not remediated, could result in future misstatements.

- Ineffective communication of accounting policy for capitalizing costs and lack of effective review process. Controls related to capitalization of property, furnishings and equipment, including invoice approval, coding, and review processes, did not function to reduce to remote the likelihood that material misstatements of property, furnishings and equipment and store operating expenses would not be prevented or detected in a timely manner. This material weakness resulted in adjustments to property, furnishings and equipment, depreciation expense, accumulated depreciation and store operating expenses, and if not remediated, could result in future misstatements.

- Inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that material errors in accounts affected by estimation processes could result in material misstatements that would not be prevented or detected in a timely manner. This deficiency is due, in part, to a lack of, and turnover in, qualified financial reporting personnel with sufficient skills and experience, and in part to ineffective or incomplete policies and procedures surrounding periodic review and updating of key accounting estimates and assumptions. This material weakness resulted in adjustments to rental inventory amortization, store supplies, merchandise inventory and accrued liabilities and if not remediated, could result in future misstatements.

- Ineffective procurement and receiving processes. Several key controls did not function effectively to provide reasonable assurance that rental and merchandise inventory transferred to stores from Company-operated distribution centers are appropriately accumulated, processed and recorded in the proper period. This combination of control deficiencies resulted in adjustments to accounts payable, rental inventory, merchandise inventory, costs of product sales, and rental inventory amortization and if not remediated, could result in future misstatements.

These material weaknesses affected substantially all of the Company's significant accounts and required the Company to record adjustments to both its annual and interim 2005 financial statements. These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the Company's 2005 consolidated financial statements, and this report does not affect our report dated March 22, 2006 on those financial statements.

In our opinion, management's assessment that Movie Gallery, Inc. did not maintain effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Movie Gallery, Inc. has not maintained effective internal control over financial reporting as of January 1, 2006, based on the COSO control criteria.

                                              /s/ Ernst & Young LLP

Birmingham, Alabama
March 22, 2006


ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information regarding directors and executive officers set forth in Part 1, Item 1 of this Annual Report on Form 10-K under the heading "Directors and Executive Officers") appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required by this Item in regards to a Code of Business Conduct and Ethics appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders under the heading "Code of Ethics" and is incorporated herein by reference.

The information required by this Item in regards to an "audit committee financial expert" appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders under the heading "Audit Committee" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item appears in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listed below are all financial statements, notes, schedules and exhibits filed as part of our Annual Report on Form 10-K for the year ended January 1, 2006:

(1)  FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Registered Public Accounting Firm dated March 22, 2006, are filed herewith:

Consolidated Balance Sheets as of January 2, 2005 and January 1, 2006

Consolidated Statements of Operations for the fiscal years ended January 4, 2004, January 2, 2005, and January 1, 2006

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 4, 2004, January 2, 2005, and January 1, 2006

Consolidated Statements of Cash Flows for the fiscal years ended January 4, 2004, January 2, 2005, and January 1, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm


(2)  FINANCIAL SCHEDULES

All financial schedules are omitted, as the required information is inapplicable or the information is presented in the respective Consolidated Financial Statements or related notes.

(3)  EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:


EXHIBIT TABLE

2.1	Agreement and Plan of Merger by and among the Movie Gallery,
Inc., TG Holdings, Inc. and Hollywood Entertainment Corporation, dated January 9, 2005.(1)

3.1	Certificate of Incorporation of Movie Gallery, Inc.(2)

3.1.1	Certificate of Amendment of Certificate of Incorporation of
        Movie Gallery, Inc. dated June 6, 1996.(3)

3.1.2	Certificate of Amendment of Certificate of Incorporation of
        Movie Gallery, Inc. dated July 1, 1999.(3)

3.1.3 Certificate of Amendment of Certificate of Incorporation of Movie Gallery, Inc. dated June 27, 2002.(4)

3.2	Amended and Restated Bylaws of Movie Gallery, Inc.(4)

4.1	Specimen Common Stock Certificate.(5)

10.1	Form of Indemnity Agreement.(2)

10.2	Employment Agreement between M.G.A., Inc. and Joe Thomas
        Malugen.(2)

10.2.1 First Amendment to Employment Contract between M.G.A., Inc. and J.T. Malugen, dated April 3, 2000.(6)

10.3	Executive Employment Agreement between M.G.A., Inc. and S. Page
        Todd, dated November 14, 1997.(7)

10.4	Executive Employment Agreement between M.G.A., Inc. and Jeffrey
        S. Stubbs, dated November 30, 1999.(8)

10.5	2003 Stock Plan.(9)

10.5.1 Amendment to the Movie Gallery, Inc. 2003 Stock Plan, dated August 20, 2003.(9)

10.5.2 Second Amendment to the Movie Gallery, Inc. 2003 Stock Plan, dated June 10, 2005.(10)

10.6	2003 Employee Stock Purchase Plan.(11)

10.6.1 Amendment to Movie Gallery, Inc. 2003 Employee Stock Purchase Plan, dated December 16, 2004.(12)

10.7	Purchase Agreement, dated April 25, 2005, by and among Movie
        Gallery, Inc., the Guarantors named therein, Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC World Markets Corp.(13)

10.8	Indenture, dated April 27, 2005, by and among Movie Gallery,
        Inc., the Guarantors named therein and SunTrust Bank, as Trustee.(14)

10.9	Credit Agreement, dated April 27, 2005, by and among Movie
        Gallery, Inc., Movie Gallery Canada, Inc., the Initial Lenders and Initial Issuing Banks named therein, Wachovia Bank, N.A. as U.S. Administrative Agent, Congress Financial Corporation
       (Canada), as Canadian Administrative Agent, Merrill Lynch,
        Pierce, Fenner & Smith Incorporated as Syndication Agent and Bank of America, N.A., Calyon New York Branch and Canadian Imperial Bank of Commerce as Co-Documentation Agents.(15)

10.9.1 First Amendment, dated September 21, 2005, by and among Movie Gallery, Inc., Movie Gallery Canada, Inc., Wachovia Bank, N.A., and Congress Financial Corporation (Canada), to the Credit
       Agreement dated April 27, 2005.(16)

10.9.2 Second Amendment, dated March 15, 2006, by and among Movie
       Gallery, Inc., Movie Gallery Canada, Inc., Wachovia Bank, N.A., and Congress Financial Corporation (Canada), to the Credit
       Agreement dated April 27, 2005. (17)

10.10  Summary of Non-Employee Director Compensation.(18)

10.11 Form of Employee Restricted Stock Purchase Agreement (service-based vesting for employees).(19)

10.12  Form of Non-Employee Director Restricted Stock Purchase
       Agreement (for non-employee directors).(20)

10.13 Form of Employee Restricted Stock Purchase Agreement (one-year performance based on vesting for employees).(21)

10.14 Form of Employee Restricted Stock Purchase Agreement (two-year performance based vesting for employees).(22)

10.15 Offer Letter, dated February 2, 2004, between the Company and Thomas D. Johnson, Jr.

14     Amended and Restated Movie Gallery, Inc. Code of Business
       Conduct and Ethics.(23)

21     List of Subsidiaries.

23     Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1) Previously filed on January 11, 2005, as exhibit of the same number to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(2) Previously filed on June 10, 1994, as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-80120), and incorporated herein by reference.

(3) Previously filed on August 17, 1999, as exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended July
4, 1999, and incorporated herein by reference.

(4) Previously filed on April 7, 2003, as exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended January
5, 2003, and incorporated herein by reference.

(5) Previously filed on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-80120), and incorporated herein by reference.

(6) Previously filed on May 17, 2000, as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, and incorporated herein by reference.

(7) Previously filed on April 6, 1998, as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1998, and incorporated herein by reference.

(8) Previously filed on April 2, 2001, as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9) Previously filed on September 29, 2003, as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-109240), and incorporated herein by reference.

(10) Previously filed on July 26, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K/A, and incorporated herein by reference.

(11) Previously filed on September 29, 2003, as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-109241), and incorporated herein by reference.

(12) Previously filed on December 20, 2004, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(13) Previously filed on April 29, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(14) Previously filed on April 29, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(15) Previously filed on April 29, 2005, as Exhibit 10.4 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(16) Previously filed on September 28, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(17) Previously filed on March 17, 2006, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(18) Previously filed on June 15, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(19) Previously filed on October 20, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(20) Previously filed on October 20, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(21) Previously filed on October 20, 2005, as Exhibit 10.3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(22) Previously filed on October 20, 2005, as Exhibit 10.4 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(23) Previously filed on August 3, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  March 23, 2006            /s/ J.T. Malugen
                                 ----------------------------
                                 J.T. Malugen
                                 Chairman of the Board, President
                                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                Date
---------------------      --------------------------------      --------------
/s/ J.T. Malugen           Chairman of the Board, President      March 23, 2006
----------------           and Chief Executive Officer
J.T. Malugen               (Principal Executive Officer)

/s/ Harrison Parrish       Vice Chairman of the Board            March 23, 2006
--------------------
H. Harrison Parrish

/s/ William B. Snow        Director                              March 23, 2006
-------------------
William B. Snow

/s/ John J. Jump           Director                              March 23, 2006
----------------
John J. Jump

/s/ James C. Lockwood      Director                              March 23, 2006
---------------------
James C. Lockwood

/s/ Timothy R. Price       Executive Vice President and          March 23, 2006
--------------------       Chief Financial Officer
Timothy R. Price           (Principal Financial and
                            Accounting Officer)


FINANCIAL STATEMENTS

                              Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             -------------------------
                                              January 2,    January 1,
                                                 2005          2006
                                             -----------   -----------

Assets
Current assets:
 Cash and cash equivalents                   $    25,518  $    135,238
 Merchandise inventory, net                       27,419       136,450
 Prepaid expenses                                 12,712        41,393
 Store supplies and other                          9,493        24,194
 Deferred income taxes                             3,358             -
                                             -----------   -----------
Total current assets                              78,500       337,275

Rental inventory, net                            126,541       371,565
Property, furnishings and equipment, net         128,182       332,218
Goodwill, net                                    143,761       118,404
Other intangibles, net                             7,741       184,671
Deposits and other assets                          7,417        40,995
                                             -----------   -----------
Total assets                                 $   492,142   $ 1,385,128
                                             ===========   ===========
Liabilities and stockholders' equity (deficit)
Current liabilities:
 Current maturities of long-term obligations $         -   $    78,146
 Current maturities of financing obligations           -         4,492
 Accounts payable                                 68,977       236,989
 Accrued liabilities                              17,164        88,460
 Accrued payroll                                  11,098        38,624
 Accrued interest                                      -         7,220
 Deferred revenue                                 10,843        39,200
                                             -----------    ----------
Total current liabilities                        108,082       493,131

Long-term obligations, less current portion            -     1,083,083
Other accrued liabilities                          2,308        21,662
Deferred income taxes                             50,618            70

Commitments and contingencies (Note 6
 and Note 10)                                          -             -

Stockholders' equity (deficit):
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                        -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,076 and 31,686
 shares issued and outstanding, respectively          31            32
Additional paid-in capital                       188,098       199,151
Unearned compensation                                  -        (4,128)
Retained earnings (deficit)                      136,750      (417,882)
Accumulated other comprehensive income             6,255        10,009
                                             -----------   -----------
Total stockholders' equity (deficit)             331,134      (212,818)
                                             -----------   -----------
Total liabilities and stockholders' equity   $   492,142   $ 1,385,128
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.


                               Movie Gallery, Inc.
                      Consolidated Statements of Operations
                     (in thousands, except per share amounts)


                                                Fiscal Year Ended
                                        ------------------------------------
                                        January 4,   January 2,   January 1,
                                           2004         2005         2006
                                        ----------   ----------  -----------
Revenue:
  Rentals                                $ 629,793    $ 729,167   $1,630,058
  Product sales                             62,602       62,010      357,269
                                         ---------     --------   ----------
Total revenue                              692,395      791,177    1,987,327

Cost of sales:
  Cost of rental revenue                   184,439      208,160      502,873
  Cost of product sales                     50,143       41,942      271,900
                                         ---------     --------   ----------
Gross profit                               457,813      541,075    1,212,554


Operating costs and expenses:
 Store operating expenses                  324,466      395,425    1,027,119
 General and administrative                 46,522       54,644      128,441
 Amortization of intangibles                 2,003        2,601        3,865
 Impairment of goodwill                          -            -      522,950
 Impairment of other intangibles                 -            -        4,940
 Stock compensation expense                  1,481          831        1,618
                                         ---------     --------   ----------
Operating income (loss)                     83,341       87,574     (476,379)

Non-operating expenses:
  Interest expense, net                       (468)        (624)     (68,529)
  Write-off of bridge
   financing costs                               -           -        (4,234)
  Equity in losses of
   unconsolidated entities                  (1,450)      (5,746)        (806)
                                         ---------     --------   ----------
Income (loss) before income
 taxes                                      81,423       81,204     (549,948)
Income taxes                                31,987       31,716        2,792
                                         ---------   ----------   ----------
Net income (loss)                        $  49,436     $ 49,488   $ (552,740)
                                         =========     ========   ==========

Net income (loss) per share:
   Basic                                 $    1.53     $   1.54   $   (17.53)
                                         =========     ========   ==========
   Diluted                               $    1.48     $   1.52   $   (17.53)
                                         =========     ========   ==========

Weighted average shares outstanding:
   Basic                                    32,406       32,096       31,524
   Diluted                                  33,370       32,552       31,524

Cash dividends per common share          $    0.03     $   0.12   $     0.06
                                         =========     ========   ==========

The accompanying notes are an integral part of this financial statement.


                              Movie Gallery, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                     (In thousands, except per share amounts)




                                                            Accumulated
                                                              Other     Total
                                                        Un-   Compre-   Stock-
                                 Additional           earned  hensive  holders'
                          Common  Paid-in  Retained   Compen- Income    Equity
                          Stock   Capital  Earnings   sation  (Loss)  (Deficit)
                          ------  -------- --------  ------- --------- --------
Balance at January 3, 2003$   32  $216,631 $ 42,647  $     - $   (259) $259,051
Comprehensive income:
    Net income                               49,436                      49,436
    Foreign currency
       translation                                -        -    4,053     4,053
                                                                         ------
      Total comprehensive
       income                                                            53,489
Exercise of stock options
  for 779 shares               1     3,332        -         -       -     3,333
Tax benefit of stock
  options exercised            -     3,747        -         -       -     3,747
Non-cash stock option
  compensation                 -     1,481        -         -       -     1,481
Dividends declared, $0.03
  per share                    -         -     (985)        -       -     (985)
                           -----  --------  --------  -------   -----  --------
Balance at January 4, 2004    33   225,191    91,098        -   3,794   320,116
Comprehensive income:
    Net income                                49,488        -            49,488
    Foreign currency
       translation                                 -        -   2,461     2,461
                                                                         ------
      Total comprehensive
       income                                                            51,949
Exercise of stock options
  for 876 shares               1     5,522         -        -       -     5,523
Tax benefit of stock
  options exercised            -     4,305         -        -       -     4,305
Non-cash stock option
  compensation                 -        64         -        -       -        64
Issuance of 26 shares of
  Common stock pursuant
  to employee stock
  purchase plan                -       403         -        -       -       403
Purchase and retirement of
  2,625 shares of common
  stock                       (3)  (47,387)        -        -       -  (47,390)
Dividends declared, $0.12
  per share                    -         -    (3,836)       -       -   (3,836)
                           -----  --------  --------  -------   -----  --------
Balance at January 2, 2005    31   188,098   136,750        -   6,255   331,134
Comprehensive income (loss):
    Net loss                                (552,740)       -       - (552,740)
    Foreign currency
       translation              -        -         -        -     946      946
    Change in fair value of
       interest rate swap       -        -         -        -   2,808    2,808
                                                                        ------
      Total comprehensive
       (loss)                                                         (548,986)
Exercise of stock options
  for 575 shares                1    5,318         -        -       -    5,319
Non-cash stock option
  compensation                  -       67         -        -       -       67
Issuance of 35 shares of
  common stock pursuant
  to employee stock
  purchase plan                 -      379         -        -       -      379
Dividends declared, $0.06
  per share                     -        -    (1,892)       -       -   (1,892)
Issuance of nonvested
  stock award and
  amortization of
  unearned compensation         -    5,289         -  (4,128)      -     1,161
                           ------ -------- ---------  ------- ------- ---------
Balance at January 1, 2006 $   32 $199,151 $(417,882)$(4,128)$10,009 $(212,818)
                           ====== ======== =========  ======= ======= =========

The accompanying notes are an integral part of this financial statement.


                               Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                                 (in thousands)

                                                   Fiscal Year Ended
                                           ------------------------------------
                                           January 4,   January 2,   January 1,
                                             2004         2005          2006
                                           ---------    ---------    ---------
                                           (Revised)    (Revised)
Operating activities:
Net income (loss)                          $  49,436    $  49,488    $(552,740)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Rental inventory amortization              132,978      144,521      288,084
  Purchases of rental inventory             (130,503)    (150,924)    (277,028)
  Purchases of rental inventory - base
   stock                                     (16,702)     (15,616)     (20,367)
  Depreciation and intangibles amortization   23,569       36,185       92,655
  Gain on disposal of property, furnishings
   and equipment                                   -            -         (494)
  Stock based compensation (non-cash)          1,481           64        1,618
  Amortization of debt issuance cost               -            -        3,659
  Impairment of goodwill                           -            -      522,950
  Impairment of other intangibles                  -            -        4,940
  Tax benefit of stock options exercised       3,747        4,305            -
  Deferred income taxes                       24,036       19,106        5,156
Changes in operating assets and liabilities,
  net of business acquisitions:
  Extended viewing fees receivable, net            -            -       21,369
  Merchandise inventory                       (7,232)        (491)      11,044
  Other current assets                        (4,905)        (500)      (3,092)
  Deposits and other assets                   (5,085)       1,336            9
  Accounts payable                             6,308       (1,962)      (4,135)
  Accrued interest                                 -            -        7,181
  Accrued liabilities and deferred revenue     1,725        4,361       31,597
                                           ---------    ---------    ---------
Net cash provided by operating activities     78,853       89,873      132,406

Investing activities:
Business acquisitions, net of cash
  acquired                                   (30,672)     (12,962)  (1,096,686)
Purchases of property, furnishings
  and equipment                              (47,116)     (46,507)     (58,198)
Proceeds from disposal of property,
 furnishings and equipment                         -            -        3,672
Acquisition of construction phase assets,
 net (non cash)                                    -            -        5,621
                                           ---------    ---------    ---------
Net cash used in investing activities        (77,788)     (59,469)  (1,145,591)

Financing activities:
Repayment of capital lease obligations             -            -         (426)
Decrease in financing obligations (non cash)       -            -       (5,892)
Net borrowings (repayments) on credit
 facilities                                        -            -        6,862
Long term debt financing fees                      -            -      (32,484)
Proceeds from issuance of long-term debt           -            -    1,166,120
Principal payments on long-term debt               -            -      (15,093)
Proceeds from exercise of stock options        3,333        5,523        5,319
Proceeds from employee stock purchase plan         -          403          379
Purchases and retirement of common stock           -      (47,390)           -
Payment of dividends                               -       (3,889)      (2,826)
                                           ---------     --------    ---------
Net cash (used in) provided by
 financing activities                          3,333      (45,353)   1,121,959

Effect of exchange rate changes on cash
 and cash equivalents                          4,053        2,461          946
                                           ---------     --------    ---------
Increase (decrease) in cash and
  cash equivalents                             8,451      (12,488)     109,720
Cash and cash equivalents at
  beginning of period                         29,555       38,006       25,518
                                           ---------     --------    ---------
Cash and cash equivalents
   at end of period                        $  38,006     $ 25,518    $ 135,238
                                           =========     ========    =========

Supplemental disclosures of cash flow information:
Cash paid for interest                     $     254     $    694    $  61,782
Cash paid for income taxes                     4,974        6,826        1,918


The accompanying notes are an integral part of this financial statement.



                                 Movie Gallery, Inc.
                       Notes to Consolidated Financial Statements
                  January 4, 2004, January 2, 2005 and January 1, 2006



1.  Accounting Policies

Nature of the Business

Movie Gallery is the second largest North American home video rental company with annual revenue of approximately $2.6 billion on a pro forma basis and nearly 4,800 stores located throughout the United States, Mexico and Canada. We operate three distinct brands, Movie Gallery, Hollywood Video and Game Crazy. In addition we operate 648 Game Crazy departments located within Hollywood Video stores and 20 free-standing Game Crazy stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. Our common stock is traded on the NASDAQ Stock Market under the symbol "MOVI".

Since our initial public offering in August 1994, we have grown from 97 stores to our present size through acquisitions and new store openings.

We acquired Hollywood Entertainment Corporation ("Hollywood") on April 27, 2005. The merger of Movie Gallery and Hollywood has been treated as a purchase business combination for accounting purposes, with Movie Gallery designated as the acquirer. The accompanying consolidated statements of operations and cash flows for the fiscal year ended January 1, 2006 include the results of operations of Hollywood since April 27, 2005, the date of acquisition. See
Note 2 for a summary of unaudited pro forma information and additional details on the purchase of Hollywood.

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. ("Movie Gallery" or the "Company"), and subsidiaries. Investments in unconsolidated subsidiaries where we have significant influence but do not have control are accounted for using the equity method of accounting. We account for investments in entities where we do not have significant influence using the cost method. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of rental inventory, fixed assets and other intangibles, valuation allowances for deferred tax assets, estimated cash flows used to test goodwill and long-lived assets for impairment, and the allocation of the purchase price to the fair value of net assets of acquired businesses. These estimates and assumptions could change if actual results differ from these estimates, and these differences could be material.

Fiscal Year

Our fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for the fiscal year ended January 4, 2004, January 2, 2005 and January 1, 2006 reflect 52-week years. The fiscal year includes revenues and certain costs and expenses, such as revenue sharing, payroll and other miscellaneous expenses, on a daily basis. All other expenses, primarily depreciation, amortization, rent and utilities, are calculated and recorded monthly, with twelve months included in each fiscal year.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

The accompanying consolidated statements of cash flows for 2003 and 2004 have been revised to reflect all purchases of rental inventory as operating cash flows. In our previously filed 2004 and 2003 statements of cash flows, purchases of base stock rental inventory were reflected as investing activities. After recent consultations with the Securities and Exchange Commission, we decided to classify these purchases, which amounted to $16.7 million and $15.6 million, in 2003 and 2004, respectively, as operating cash flows.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair value.

Merchandise Inventory

Merchandise inventory consists primarily of new and used video game software, hardware and accessories, new DVD and VHS movies, video accessories and concessions. Merchandise inventory is stated at the lower of cost or market. Used video game inventory includes games accepted as trade-ins from customers. Games are accepted from customers primarily in exchange for in-store credit.
At the time of trade-in, the inventory is recorded as well as the corresponding liability for the trade credit. The liability is relieved when the trade credit is redeemed.

The Movie Gallery segment determines the cost of merchandise inventory using the retail method. The other segments determine the cost of inventory using the weighted average cost method.

Rental Inventory Amortization Estimates

We manage our movie rental inventories as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, purchases represent an investment in those movies we intend to hold for an extended period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition, we purchase catalog inventories to support new store openings and to build-up title selection, for formats preferred by our customers.

Purchases of new release movies are amortized over six months on an accelerated basis to average residual values of $1.00 for VHS format (changed from $2.00 in 2005) and $4.00 for DVDs. Purchases of DVD catalog inventory units are currently amortized on an accelerated basis over twenty-four months to an estimated average residual value of $4.00. VHS catalog is amortized on an accelerated basis to an estimated $1.00 residual value (changed from $2.00 in 2005) over twenty-four months for new store purchases and six months for all other catalog purchases. Video games have been amortized over twelve months to an estimated residual value of $5.00 for all periods presented herein.

For new release movies and games acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue sharing titles. Amortization periods, carrying values and residual values of movies purchased under revenue sharing arrangements are approximately equal to the estimates we apply to non-revenue sharing purchases outlined above.

Change in Accounting Estimate for Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective April 4, 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00 per unit due to continued declines in the average selling prices of older VHS product. We accounted for this change as a change in accounting estimate, which decreased rental inventory and increased amortization expense by approximately $10.1 million in the second quarter. This reduced net income by $6.6 million (net of tax), or $0.21 per diluted share for the fiscal year ended January 1, 2006.

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and are depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to forty years. Leasehold improvements are amortized over the lesser of the assets' economic life or the contractual term of the lease, usually 5 to 10 years at the inception of the lease. Optional renewal periods are included in the contractual term of the lease only if renewal is reasonably assured at the time the asset is placed in service.

Additions to property, furnishings and equipment are capitalized and include acquisitions of property, furnishings and equipment, costs incurred in the development and construction of new stores, including in some cases the fair value of lessor development in accordance with EITF 97-10 "The Effect of Lessee Involvement in Asset Construction,", major improvements to existing property and major improvements in management information systems including certain costs incurred for internally developed computer software. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized on the disposition.

Goodwill and Other Intangible Assets

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We recognized impairment losses on goodwill of $0, $0, and $523.0 million for fiscal 2003, 2004, and 2005, respectively. See Note 5 for additional information on the goodwill impairment charges in 2005.

Other intangible assets consist primarily of trademarks, non-compete agreements and customer lists. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives. The Game Crazy trademark was acquired with the acquisition of Hollywood and was determined to have a finite life of 15 years. Indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or whenever indicators of impairment are present. The Hollywood Video trademark was acquired with the acquisition of Hollywood Entertainment and was determined to have an indefinite life. The Hollywood trademark is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. We also test other finite-lived intangible assets for impairment annually, or whenever impairment indicators are present. In 2005, we recognized impairment charges on customer lists. The $4.9 million impairment was recorded to reduce the carrying value of acquired customer lists to the estimated fair value based on a comparison of the carrying value to observed market comparables. See Note 5 for additional information on the 2005 impairment charges related to customer lists intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We primarily use discounted cash flow methods to estimate the fair value of long-lived assets.

Store Closure Reserves

When stores are closed before the end of the lease term, a liability for costs that will continue to be incurred under the lease is recorded at the "cease use" date by calculating the present value of the remaining lease obligations, less actual or probable sublease revenues.

Store Opening and Start-up Costs

Store opening and other start-up costs, which consist primarily of payroll, advertising and other pre-opening costs are expensed as incurred.

Contingencies Reserves

Legal and other contingencies, which are determined to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to our best estimates of the costs of resolution or settlement of the underlying claims. These estimates are based upon judgments and assumptions. We regularly monitor our estimates in light of subsequent developments and changes in circumstances and adjust our estimates when additional information causes us to believe that they are no longer appropriate. If we cannot determine a best estimate for a particular contingency, the amount representing the low end of the range of probable loss is recorded. If material, possible loss contingencies in excess of the amounts accrued are disclosed. See Note 10 for additional information on the estimates of contingent liabilities. Legal costs are expensed as incurred.

Self-Insurance

We are self-insured for workers' compensation, general liability costs, group medical, and certain other self-insurance plans, with per occurrence and aggregate limits on losses provided by third party insurance carriers. The self-insurance liabilities recorded in the financial statements are based on internal and third party actuarial estimates considering claims filed and actuarial development factors, including an estimate of claims incurred but not yet reported.

Leases and Leasehold Improvements

Our new store leases generally provide for an initial lease term of five to ten years, with at least one renewal option for an additional two to five years.
We account for leases in accordance with SFAS No. 13, "Accounting for Leases," and other related guidance. SFAS No. 13 requires lease expense to be recognized on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. SFAS 13 also requires that leasehold improvements be depreciated over the shorter of the lease term or the estimated useful life of the leasehold improvement.

Subsequent to the end of fiscal 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements, including the recognition of incentive payments received from landlords. We determined that leasehold improvements were, in some cases, depreciated over a longer period than the lease term. As a result, we recorded a cumulative fourth quarter adjustment to correct depreciation expense of $6.3 million ($3.9 million after-tax or $0.12 per diluted share) as an increase in store operating expenses in 2004. Approximately $2.9 million ($1.8 million after-tax or $0.05 per diluted share) of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements.

Deferred Rent

Many of our operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, we recognize the related rental expense on a straight-line basis beginning on the date the property is delivered to us. We record the difference between the amount charged to expense and the rent paid as deferred rent, which is included in other liabilities.

Financing Obligations

In accordance with EITF 97-10, "The Effect of Lessee Involvement in Asset Construction," for some build-to-suit lease arrangements (where we have construction period risk or where we are involved in the construction of structural improvements prior to the commencement of the lease), we are considered the owner of the assets during the construction period under generally accepted accounting principles. As a result, the assets and corresponding financing obligation are recorded on our consolidated balance sheet. Once the construction is completed, if the lease meets certain "sale-leaseback" criteria, we remove the asset and related financing obligation from the balance sheet in accordance SFAS No. 98 "Accounting for Leases." If upon completion of construction the project does not meet the "sale-leaseback" criteria in SFAS No. 98, the leased property is treated as a capital lease for financial reporting purposes.

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer. We recognize product sales revenue and the sale of previously viewed inventory at the time of sale. Previously viewed sales revenue was $81.7 million, $109.6 million and $284.3 million in fiscal 2003, 2004 and 2005, respectively.

We also sell stored value cards in the form of electronic gift cards and discount rental cards. We record deferred revenue from the sale of stored value cards at the time of sale to the customer. The liability is relieved and revenue is recognized when the cards are redeemed by the customer.

Revenue for unredeemed gift cards estimated using historical redemption rates is recognized in proportion to actual gift card redemptions, generally over a period of 18 months.

Movie Gallery recognizes extended viewing fee revenue when payment is received from the customer. Hollywood historically recorded these fees on an accrual basis and maintained an accounts receivable balance (net of estimated uncollectible amounts) for the extended viewing fee revenue expected to be collected. At the time of the merger, Hollywood's receivable balance was $21.4 million. In order to conform Hollywood's accounting to Movie Gallery's accounting method, subsequent to the merger, the portion of the extended viewing fees collected from Hollywood customers that related to the acquired receivable was not recognized as revenue, but rather reduced the receivable balance. As a result, revenue recorded by the Hollywood segment was less than cash collected in 2005 until the receivable balance was depleted. For fiscal year 2005, this transition reduced extended viewing fees recognized by the Hollywood Video segment by $21.4 million as compared to the amount that would have been recognized by that segment if it had continued its prior accounting method. This transition reduced operating income by $19.0 million, ($0.39 per share after tax), after adjusting for accrued revenue sharing on accrued extended viewing fees versus the amount that would have been reported in 2005 under the historical treatment used by Hollywood prior to the merger.

The Movie Gallery segment offers a point-based loyalty program, Reel Players, to its customers. The program provides customers the opportunity to earn free rentals or discounts on previously viewed inventory purchases. The Reel Players coupon is issued to a customer upon accumulation of a predefined number of points that are earned for previous rental or sale transactions. Rental revenue is recognized when the coupon is redeemed by the customer for the current rental price of the movie or game or the current sale price of the previously viewed movie or game. A corresponding promotional credit is recorded against rental revenue to offset the value of the transaction in accordance with the terms of the coupon.

The Hollywood Video segment offers several rental subscription programs to its customers. We offer nationally the Movie Value Pass (MVP), an in-store movie rental subscription service. Subscription fees are paid up-front and recognized as rental product revenue on a straight-line basis over the applicable term of the subscription, typically one month.

The Game Crazy segment offers a Most Valuable Player (MVP) program to its customers. The MVP program allows customers a game magazine subscription, discounted used game merchandise prices and higher trade-in values for used game merchandise in exchange for an up-front payment that is recognized as revenue on a straight-line basis over the time period the customer receives the benefit, typically one year.

The Movie Gallery, Hollywood Video and Game Crazy stores also offer return privileges on certain products, including guarantees on previously viewed inventory. The sales returns and allowances under these programs are immaterial.

The Hollywood Video segment recognizes the franchise fee revenue received from 20 franchise stores operated by the Boards Video Company LLC ("Boards") based on a percentage of Boards' revenue. The revenue from Boards' stores is not included in Movie Gallery's results from operations.

Cooperative Advertising Credits

Advertising costs are expensed as incurred. We receive cooperative credits from certain inventory suppliers, primarily studios, to promote their respective movie and game titles. Cooperative credits that represent a reimbursement of specific, incremental, identifiable costs are included in expense offsetting the related costs, in the period the promotion takes place. Credits that exceed such costs are classified as a reduction of the cost of product purchased, thereby reducing cost of revenue on the consolidated statements of operations. Advertising expense, exclusive of cooperative reimbursements from vendors accounted for as cost reimbursements, for fiscal 2003, 2004, and 2005 totaled $7.8 million, $9.5 million, and $43.7 million, respectively.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," we have disclosed the fair value, related carrying value and methods of determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see above), and long-term obligations (see Note 7).

Foreign Currency Translation

Our foreign subsidiaries record transactions using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the foreign subsidiary are translated into U.S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated. Income and expenses are translated at average exchange rates each fiscal period. The translation adjustments that result from translating the balance sheet at different rates from those used to translate accounts in the income statement are included in accumulated other comprehensive income or loss, which is a separate component of consolidated stockholders' equity.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of shares to be issued from the exercise of dilutive common stock options (964,000, 456,000 and none in 2003, 2004 and 2005, respectively). No adjustments were made to net income in the computation of basic or diluted earnings per share. Because their inclusion would be anti-dilutive, 977,000 options convertible into shares of common stock and 206,000 shares of non-vested restricted stock for 2005 were excluded from the computation of the weighted average shares outstanding for purposes of computing diluted earnings per share.

Stock Based Compensation

We account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations." Stock compensation expense is reflected in net income for restricted stock granted to employees and for certain variable options outstanding that were repriced in March 2001 and for certain stock option redemptions involving current and former executives (in 2004 only). No stock compensation expense is reflected in net income for fixed options granted to employees when the exercise price equals the market value of the underlying common stock on the date of grant (See Note 9).

The following table illustrates the effect on net income(loss) and earnings(loss) per share if we had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation (in thousands, except per share data).


                                                   Fiscal Year Ended
                                          -------------------------------------
                                          January 4,   January 2,    January 1,
                                             2004         2005          2006
                                          ----------   ----------    ----------
Net income(loss), as reported              $  49,436    $  49,488    $(552,740)
Add: Stock based compensation expense
  included in reported net income,
  net of tax                                     903          507        1,052
Deduct: Stock based compensation expense
  determined under fair market value based
  methods for all awards, net of tax           (1,099)     (1,301)      (4,377)
                                           ---------    ---------    ---------
Pro forma net income(loss)                 $  49,240    $  48,694    $(556,065)
                                           =========    =========    =========

Earnings(loss) per share, as reported:
  Basic                                    $    1.53    $    1.54    $  (17.53)
                                           =========    =========    =========
  Diluted                                  $    1.48    $    1.52    $  (17.53)
                                           =========    =========    =========

Pro forma earnings(loss) per share:
  Basic                                    $    1.52    $    1.52    $  (17.64)
                                           =========    =========    =========
  Diluted                                  $    1.47    $    1.49    $  (17.64)
                                           =========    =========    =========


Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revised SFAS No. 123, "Share Based Payment," to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in the table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In 2003 and 2004, we recognized $3.7 million and $4.3 million, respectively, in tax benefits from stock options exercises as operating cash flows in our consolidated statements of cash flows. This requirement will reduce the amount of net cash flows from operations recognized in periods after adoption.

On December 2, 2005, the Board of Directors approved a resolution to accelerate the vesting of all unvested stock options outstanding as of December 2, 2005. The Board decided to fully vest these underwater options, as there was no perceived value in these options to the employee, little retention ramifications, and to minimize the future stock option compensation expense to our consolidated financial statements upon adoption of SFAS 123R. This acceleration of the original vesting schedules affected 716,000 unvested stock options. No incremental stock-based compensation expense was recognized in 2005 (either in our statement of operations or in our pro forma disclosure) except, the remaining unvested compensation expense previously measured for purposes of our FAS 123 pro forma disclosure included in the pro forma amounts presented herein.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory expenses such as excess freight and handling costs, excessive spoilage, and idle facilities costs, are required to be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that this new standard will have a significant impact on our results of operations or financial condition because we are not engaged in manufacturing activities.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.  Business Combinations

Merger of Movie Gallery and Hollywood

On April 27, 2005, Movie Gallery and Hollywood completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of January 9, 2005 (the "Merger Agreement"). Upon the consummation of the merger, Hollywood became a wholly-owned subsidiary of Movie Gallery. As of the date of the merger, Hollywood operated 2,031 specialty home video retail stores and 20 free-standing video game stores throughout the United States. The merger was made as a strategic expansion of our geographic and urban markets.

Under the terms of the Merger Agreement, Hollywood shareholders received $13.25 in cash for each Hollywood share owned. Approximately $862.1 million in cash was paid in exchange for (i) all outstanding common stock of Hollywood and
(ii) all outstanding vested and unvested stock options of Hollywood. Hollywood's outstanding indebtedness was repaid at the time of the merger for a total of $381.5 million, of which $161.4 million was paid by Hollywood with the remainder funded by Movie Gallery with proceeds from a new credit facility and the issuance of $325.0 million principal amount of 11% Senior notes due 2012. The total consideration paid was approximately $1.1 billion, including transaction costs of $10.0 million.

The merger has been treated as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their estimated fair values. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is substantially final for all items except deferred income taxes, and further adjustments may be required in 2006 as we complete the analysis of the acquired tax basis of certain assets and carryover tax attributes of Hollywood.

The purchase price allocation has been revised in the periods following the acquisition in accordance with SFAS 141, "Business Combinations," to reflect revisions in our estimates of the fair values of assets acquired and liabilities assumed to correct certain accounts in Hollywood's acquisition date balance sheet. The table below presents a summary of our initial purchase price allocation, together with subsequent revisions and the resulting revised allocation reflected in the accompanying 2005 consolidated balance sheet (in thousands):

                                              Initial   Subsequent      As
                                             Allocation Revisions    Adjusted
                                            ----------- ----------  ---------
Current Assets:
      Cash and cash equivalents              $   18,733 $       -  $   18,733
      Extended viewing fees receivable, net      21,369         -      21,369
      Merchandise inventory                     122,468         -     122,468
      Prepaid expenses                           27,632         -      27,632
      Store supplies and other                   18,146    (5,434)     12,712
                                             ---------- ---------  ----------
Total current assets                            208,348    (5,434)    202,914

Rental inventory                                227,800         -     227,800
Property, furnishings and equipment             238,279       (83)    238,196
Goodwill                                        474,990     4,633     479,623
Other intangibles                               183,894         -     183,894
Deferred income taxes                            64,944   (13,104)     51,840
Deposits and other assets                         1,662         -       1,662
                                             ---------- ---------  ----------
Total assets acquired                         1,399,917   (13,988)  1,385,929

Liabilities
Current Liabilities:
    Current maturities of long-term obligations     557         -         557
    Current maturities of financing obligations  10,385         -      10,385
    Accounts payable                            182,963   (14,728)    168,235
    Accrued liabilities                          65,507     6,908      72,415
    Accrued payroll                              19,691         -      19,691
    Accrued interest                                 39         -          39
    Deferred revenue                             27,552    (6,168)     21,384
                                             ---------- ---------  ----------
Total current liabilities                       306,694   (13,988)    292,706

Long-term obligations, less current portion         941         -         941
Total liabilities                               307,635   (13,988)    293,647
                                             ---------- ---------  ----------
Net assets acquired                          $1,092,282 $       -  $1,092,282
                                             ========== =========  ==========

The initial allocation shown above was based on the unaudited balance sheet as of April 27, 2005, and our preliminary estimates of fair value, which were revised and adjusted throughout the second, third and fourth quarters as we completed the analysis of various balance sheet accounts and refined the estimates of the fair values of assets acquired and liabilities assumed. Following is a summary of the nature of the significant revisions and the facts and circumstances that required the revisions shown in the preceding table:

- Store supplies and other: We adjusted the balance in store supplies by $5.4 million based on the results of subsequent physical inventories and revised estimates.

- Deferred income taxes: We wrote-off Hollywood's pre-acquisition deferred income tax balances and set-up new deferred income tax balances based on the differences between the financial reporting basis of assets and liabilities and their underlying tax basis, including amounts assigned to Hollywood's carryover tax attributes The net impact of these adjustments decreased deferred tax assets by $13.1 million.

- Accounts payable: During the third quarter, we completed an analysis of accounts payable to our studio vendors based on detailed reconciliations and revised estimates, the net effect of which decreased accounts payable by $14.7 million as of April 27, 2005.

- Accrued liabilities: The revisions to the initial allocation included:

   - recorded a $6.6 million liability for employee separation costs for Hollywood employees who were terminated shortly before and after the merger in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

   - adjusted Hollywood's favorable and unfavorable operating leases to net fair value of $4.2 million, based on a report received from an independent valuation consultant in the third quarter.

   - reduced Hollywood's pre-acquisition legal contingencies $1.4 million to the amount we concluded was probable based on management's assessment of the individual matters using all available information.

   - reduced our estimate of Hollywood's accrued bonuses by $1.1 million to reflect actual amounts subsequently earned (considering the impact of employee separations and changes to the bonus plans implemented as of the transaction date by Movie Gallery).

   - reduced accruals for Hollywood's pre-merger expenses by $1.8 million to reflect the actual amounts paid.

   - established $3.4 million in reserves for store closures in accordance with EITF 95-3 to reflect the cost of remaining lease obligations for closed stores and other costs associated with 50 Game Crazy departments that were closed shortly after the merger.

   - recorded a reduction of $3.0 million in income tax and franchise tax liabilities based on subsequent analyses of Hollywood's tax accounts, after giving consideration to the effects of merger related transactions.

- Deferred revenue: We decreased Hollywood's deferred revenue associated with stored value (gift) card by $6.2 million to reflect the estimated fair value associated with redemptions in accordance with EITF 01-3, "Accounting in a Business Combination for Deferred Revenue of an Acquiree" This adjustment was determined, in part, based on an analysis of the fair value completed by the valuation advisors in the third quarter.

We allocated approximately $183.9 million of the purchase price to identifiable intangible assets, of which approximately $170.9 relates to the indefinite-lived trade name of Hollywood Video. The remaining intangible assets include finite-lived trade names and customer lists, which will be amortized over their estimated useful lives which are 15 years and 5 years, respectively. The fair value of these intangible assets was determined by independent valuations advisors.

After giving consideration to the effect of the revisions described above, we allocated a total of $479.6 million to goodwill. We paid a substantial premium to acquire Hollywood for several reasons, including:

- Expanded geographic footprint: The merger created a strong number two competitor in the specialty home video retail industry that combines Hollywood's prime urban superstore locations with Movie Gallery's substantial presence in rural and suburban markets. The two companies possessed minimal store overlap as a result of Movie Gallery's significant East Coast presence and focus on rural and suburban locations and Hollywood's significant West Coast presence and focus on urban locations.

- Cost savings: The combined operations of Movie Gallery and Hollywood are expected to achieve cost benefits resulting from the reduction of duplicative general and administrative costs and the realization of scale economies with respect to products and services purchased from studios and merchandisers.

- Operating efficiencies: The combined operations of Movie Gallery and Hollywood are expected to improve operational performance due to greater distribution density, consolidation of duplicative functions and the adoption of best practices at the 4,749 store locations for the combined company.

In addition, in order to acquire Hollywood, we participated in a competitive bidding process against Leonard Green & Partners L.L.P. and Blockbuster, Inc. Our successful bid was $1.25 per share lower than Blockbuster, Inc.'s bid. However, Hollywood's stock (NASDAQ: HLYW) was trading at a significant premium to book value due, in part, to merger and acquisition speculation.

The operations of Hollywood Entertainment have been included in our consolidated results of operations from April 27, 2005 forward. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2004, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs for terminated corporate personnel, substantially all of which occurred shortly after the merger. The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the fiscal years ended January 2, 2005 and January 1, 2006 as though the companies had been combined as of the beginning of those respective periods. (in thousands, except per share data).

                                   (unaudited)
                             2004               2005
                          ----------         ----------
Total revenue             $2,571,821         $2,604,181
Operating income(loss)       223,606           (412,765)
Net income(loss)              82,468           (530,969)
Net income(loss) per share:
  Basic                         2.57             (16.84)
  Diluted                       2.53             (16.84)


The summary pro forma data for 2004 and 2005 includes adjustments to depreciation, amortization and lease expenses to reflect the allocation of purchase price to record Hollywood's assets and liabilities at their estimated fair values. In addition, pro forma net income in 2004 and 2005 reflects increases in interest expense related to the incremental borrowings under our bank credit facilities and Senior Notes as if such financing had taken place at the beginning of each respective period shown.

The historical financial data of Hollywood (not presented herein) for periods prior to the merger (included in the pro forma presentation above), reflects the following non-recurring charges:

- In 2004, Hollywood recognized $9.5 million (before taxes) of transaction costs and professional services incurred by Hollywood related to merger activities.

- In 2005, Hollywood incurred $21.1 million (before taxes) of transaction costs and professional services related to merger activities.

Merger Reserves

We established merger reserves, which were treated as liabilities of the acquired business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with our severance agreements. Payments year-to-date of $2.5 million have been made, leaving a $4.1 million reserve as of January 1, 2006.

We closed 50 Game Crazy departments shortly after the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures were not charged to current operations, but rather were recognized as acquired liabilities in purchase accounting, resulting in an increase to goodwill.

Write-off of Bridge Financing. Concurrently with the acquisition of Hollywood in the second quarter of 2005, we wrote-off $4.2 million, or $0.09 per diluted share (net of tax), of fees and expenses associated with the bridge commitment feature of our senior credit facility. The bridge facility was entered into in connection with the Hollywood acquisition but was never drawn upon. Therefore, the associated fees were expensed concurrently with the expiration of the bridge loan commitment at the closing of the acquisition and related financing transactions.

Other Acquisitions

During the second quarter, we acquired VHQ Entertainment, Inc. ("VHQ"). At the time of the acquisition VHQ operated 61 stores in Canada. VHQ's results of
operations have been included in our results since May 17, 2005.   In addition
to the VHQ acquisition, during fiscal 2005, Movie Gallery purchased 26 stores in 11 separate transactions for a total cash consideration, including VHQ, of $23.1 million. The aggregate purchase price allocation of these individually immaterial acquisitions is as follows: (in thousands)


      Rental inventory                                        $    3,190
      Other tangible assets                                        4,937
      Goodwill (including $4,208 of tax deductible goodwill)      17,970
      Other intangible assets                                      2,501
      Liabilities assumed                                         (5,461)
                                                              ----------
Total purchase price                                          $   23,137
                                                              ==========

The pro-forma effects on consolidated revenues and net income of these acquisitions are not presented herein because they are not material.

3. Property, Furnishings and Equipment

Property, furnishings and equipment as of January 2, 2005 and January 1, 2006 consists of the following(in thousands):
                                              -----------  ----------
                                               January 2,  January 1,
                                                 2005         2006
                                              -----------  ----------
        Land and buildings                      $  13,578  $   19,372
        Fixtures and equipment                    185,490     280,532
        Leasehold improvements                     69,904     248,525
        Construction phase assets                       -       4,542
        Equipment under capital lease                   -       1,659
                                              -----------  ----------
                                                  268,972     554,630
        Less accumulated depreciation
         and amortization                        (140,790)   (222,412)
                                              -----------  ----------
                                                $ 128,182  $  332,218
                                              ===========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.0 and $0.3 million at January 2, 2005 and January 1, 2006, respectively. Depreciation expense related to property, furnishings and equipment was $21.6 million, $33.6 million, and $88.2 million for fiscal 2003, 2004, 2005, respectively.

4. Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We generally consider the earnings of our foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries.

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

The effective tax rate was a provision of 0.5% for fiscal 2005, compared to a provision of 39.1% and 39.3% for fiscal 2003 and 2004, respectively. The decrease in the effective rate in 2005 is primarily a result of the goodwill impairment charges recognized in 2005, a substantial portion of which were non-deductible, and an increase in the valuation allowance on the net deferred tax assets of $88.5 million, a portion of which relates to net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized through reversal of temporary differences, tax strategies and future taxable income.

The components of income (loss) before income taxes are as follows (in thousands):

                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 4,   January 2,    January 1,
                                            2004         2005          2006
                                         ----------    ---------    ----------
U.S. Federal                              $  76,873    $  72,042    $ (530,711)
Foreign                                       4,550        9,162       (19,237)
                                          ---------    ---------    ----------
Total                                     $  81,423    $  81,204    $ (549,948)
                                          =========    =========    ==========


The following reflects the components of income tax expense (in thousands):

                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 4,   January 2,    January 1,
                                            2004         2005          2006
                                         ----------    ---------    ----------

Current payable:
U.S. Federal                              $   5,537    $   9,811    $      541
State                                         2,415        2,799           775
Foreign                                           -            -         1,121
                                          ---------    ---------    ----------
Total current                                 7,952       12,610         2,437

Deferred:
U.S. Federal                                 20,589       14,315         2,583
State                                         2,011        3,468          (374)
Foreign                                       1,435        1,323        (1,854)
                                          ---------    ---------    ----------
Total deferred                               24,035       19,106           355
                                          ---------    ---------    ----------
                                          $  31,987    $  31,716    $    2,792
                                          =========    =========    ==========

Following are reconciliations of income tax expense at the federal statutory income tax rate of 35% to the provision for income taxes (in thousands):


                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 4,   January 2,    January 1,
                                            2004         2005          2006
                                         ----------    ---------    ----------
Income tax expense(benefit) at
  statutory rate                          $  28,499    $  28,422    $ (192,482)
State income tax expense, net of federal
  income tax benefit                          2,503        2,679        (7,450)
Non-deductible impairment charges                 -            -       116,212
Increase in valuation allowance,
 net of amount attributable to
 stock option exercises                           -            -        85,233
Other, net                                      985          615         1,279
                                          ---------    ---------    ----------
                                          $  31,987    $  31,716    $    2,792
                                          =========    =========    ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of our deferred tax assets and liabilities are as follows (in thousands):

                                                 Fiscal Year Ended
                                             -------------------------
                                              January 2,    January 1,
                                                 2005          2006
                                             -----------   -----------

Deferred tax assets:
 Non-compete agreements                      $     3,853   $     3,451
 Tax credit carryforwards                              -        11,703
 Net operating loss carryforwards                 38,717       159,833
 Equity investments                                1,558         1,880
 Accrued bonus                                     2,205         2,654
 Property, furnishings and equipment                   -        17,139
 Accrued liabilities                                   -        14,591
 Other                                             5,197         5,114
                                             -----------   -----------
Total deferred tax assets                         51,530       216,365
Valuation allowance                              (32,642)     (121,176)
                                             -----------   -----------
Net deferred tax assets                           18,888        95,189
Deferred tax liabilities
 Property, furnishings and equipment             (24,028)            -
 Rental inventory amortization                   (31,525)      (81,511)
 Goodwill                                         (9,666)      (10,638)
 Other                                              (929)       (3,110)
                                             -----------   -----------
Total deferred tax liabilities                   (66,148)      (95,259)
                                             -----------   -----------
Net deferred tax liabilities                 $   (47,260)  $       (70)
                                             ===========   ===========

We had federal and state net operating loss carryforwards at January 1, 2006 of approximately $429 million and $359 million, respectively. The loss carryforwards resulted primarily from the Video Update acquisition in 2001 and the Hollywood Video acquisition during 2005. These losses will expire in years 2006 through 2026. We have federal Alternative Minimum Tax ("AMT") credit carryforwards of $4.7 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. We also have other federal and state tax credit carryforwards of $7.0 million which are available to reduce future taxes. The carryforward periods expire in years 2012 through 2025.

During 2005, management increased the valuation allowance for U.S. deferred tax assets from $32.6 million to $121.2 million because it was determined that it was more likely than not that these deferred tax assets would not be realized. Of this increase, $85.2 million resulted in a charge to operations and the remainder, which was attributable to excess tax deductions for stock option exercises in 2005, was charged to stockholders' equity. Additions and deductions to our valuation allowance for deferred tax assets are as follows (in thousands):

                                   Additions
                              ----------------------
                  Balance at  Charged to  Charged to
                  Beginning   Costs and   Other                  Balance at End
                  of Period   Expenses    Accounts    Deductions    of Period
                  ---------   ----------  ----------  ---------- --------------
Fiscal Year ended
 January 4, 2004  $  24,953   $        -  $  9,491(1) $        -  $      34,444
Fiscal Year ended
 January 2, 2005     34,444            -           -     1,802(2)        32,642
Fiscal Year ended
 January 1, 2006     32,642       85,233       3,301           -        121,176

(1) Revision of allowance to offset true-up of preliminary estimated net operating loss carryforwards to actual (not charged to income tax expense).

(2) Includes $1.3 million reduction to true-up preliminary estimated state net operating losses to actual and $0.4 million reduction for utilization of net operating losses.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our 2001 acquisition of Video Update. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards that apply to the 2005 ownership change and prior ownership changes pertaining to Hollywood ranges between $13.5 million and $17.5 million and varies due to the fact there were several ownership changes. If our estimates of the amount of net operating loss and other tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary. Depending on the circumstances, some of these revisions may have an impact on our future income tax expense, while other revisions, (to the extent the provisions of EITF 93-7 apply) may be charged or credited to goodwill.

There is a reasonable possibility that an exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential exposure is between $0.6 million and $46 million on a tax effected basis. Pursuant to the provisions of EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," any adjustments to deferred tax assets recorded at the date of acquisition, due to resolution of this uncertainty (which may not occur for many years) will be recorded as an adjustment to increase or decrease goodwill, regardless of the time that has elapsed since the acquisition date. The effect of a decrease in tax reserves and related valuation allowances established in purchase accounting will be applied (1) first to reduce to zero any goodwill related to the acquisition,
(2) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (3) third, to reduce income tax expense.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 2, 2005        January 1, 2006
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $175,172  $    (31,411) $      -  $          -
     Hollywood Video    -              -             -   118,404             -
                                --------  ------------  --------  ------------
Total goodwill                  $175,172  $    (31,411) $118,404  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $  7,426  $     (4,937) $ 12,205  $   (10,110)
Trademarks:
 Hollywood Video   Indefinite          -             -   170,959            -
 Game Crazy         15 years           -             -     4,000         (178)
Customer lists       5 years       7,628        (2,376)    8,994       (1,199)
                                --------  ------------  --------  ------------
                                $ 15,054  $     (7,313) $196,158  $   (11,487)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the five succeeding fiscal years is as follows (in thousands):

                     2006                           2,824
                     2007                           2,682
                     2008                           2,463
                     2009                           2,277
                     2010                             946

The changes in the carrying amounts of goodwill for the fiscal year ended January 2, 2005 and January 1, 2006, are as follows (in thousands):

          Net balance as of January 4, 2004           $   136,008
          Goodwill acquired                                 7,753
                                                      -----------
          Net balance as of January 2, 2005               143,761
          Goodwill acquired (including revised
           estimates)                                     497,593
          Impairment                                     (522,950)
                                                      -----------
          Net balance as of January 1, 2006          $    118,404
                                                      ===========


Goodwill deductible for tax purposes as of January 1, 2006 is $55 million, net of accumulated amortization.

Goodwill and Other Intangible Assets Impairment

Goodwill and indefinite lived intangibles are tested for impairment on an annual basis in accordance with SFAS 142. Additionally, goodwill and indefinite lived intangibles are tested for impairment between annual tests if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying value. We tested goodwill and indefinite-lived intangibles at the beginning of the fourth quarter of 2005 in accordance with our normal policy pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," and concluded that certain of our intangible assets, including goodwill, were impaired.

Goodwill Impairment

Goodwill is tested at a reporting unit level. Our reporting units for this purpose are Movie Gallery and Hollywood Video (our Game Crazy segment has no goodwill). Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005, and considering market prices of our debt and equity securities, including the accelerated decline in the in-store rental industry, increased competition in the video sell-through markets and the growth of the on-line movie rental segment in which we do not have a presence. Impairments of goodwill were recorded for the Movie Gallery and Hollywood reporting units in the amounts of $161.7 million and $361.2 million, respectively.

The first step of the goodwill impairment test compares the book value of the reporting units to their estimated fair values. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period growth assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted-average cost of capital, modified as necessary to reconcile the sum of the enterprise values of our reporting units to the market value of our debt and equity securities outstanding. If fair values of the reporting units do not exceed their carrying values then the second step must be performed to quantify the amount of the impairment.

The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill for each reporting unit. To determine the implied fair value of goodwill, we allocated the estimated fair value of each reporting unit to the estimated fair value of the existing tangible assets and liabilities, as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill was compared to its respective carrying value and any excess carrying value was recorded as a goodwill impairment charge to operating income.

In the first step of the impairment test the fair value of both the Movie Gallery and Hollywood Video reporting units were lower than their carrying values, and therefore the goodwill of those reporting units was impaired.

The second step of the impairment test indicated that the implied fair value of goodwill for the Movie Gallery reporting unit was completely impaired, and therefore a goodwill impairment charge was recorded for $161.7 million. The implied fair value of goodwill for the Hollywood Video reporting unit was $118.4 million, and therefore a goodwill impairment charge was recorded for $361.2 million.

The amount of the goodwill impairment charge we recognized in 2005 for the Hollywood Video reporting unit represents our best estimate of the charge based on the information available to us. Because some aspects of the allocation of purchase price to the acquired assets and liabilities of Hollywood have not been completed, we may need to make further adjustments to the allocation. Although the purchase price allocation is complete with respect to most accounts, we have not completed our analyses of the tax basis of certain assets and carryover tax basis attributes of Hollywood. We may need to revise these estimates in future periods. Some of these revisions could impact our estimate of the goodwill impairment charge that we recorded in 2005. Any such revisions will be reflected in our statement of operations in 2006.

Impairment of Other Intangible Assets

As a result of the impairment indicators which contributed to the goodwill impairment charges, we also tested all other significant intangible assets for impairment as of the beginning of the fourth quarter of 2005. Based on the results of these tests, we concluded that customer list intangible assets of our Movie Gallery operating segment were impaired. The estimated value of the acquired customer lists, which we determined primarily by reference to observations of market comparables for similar customer lists on a per thousand customer basis, was less than the historical carrying value of customer list intangible assets. Accordingly, we recorded a $4.9 million impairment charge in the fourth quarter of 2005 to reduce the carrying value of Movie Gallery's previously acquired customer lists to our estimate of the fair value.

We also tested the indefinite-lived Hollywood trademark for impairment. The annual test of the indefinite-lived Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow (DCF) approach, to analyze cash flows attributable to the Hollywood trademark. The fair value of the Hollywood trademark was higher than the carrying value and therefore it was not impaired.

Likewise, using a similar approach to estimate fair value, we determined that the finite-lived carrying value of the Game Crazy trade name was not impaired. No other long-lived assets, including rental inventory and property, fixtures and equipment were impaired under the guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

6.  Store Closure and Restructuring Reserves

As of October 25, 2005, we notified 92 Movie Gallery associates that their positions will be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. Subsequently, as of January 1, 2006, an additional 9 Movie Gallery
associates were notified that their positions were being eliminated.   As this
action impacted Movie Gallery's associates, these costs will be charged to earnings generally over the retention periods, as employees render services. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We estimate that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $3.3 million, of which approximately $1.2 million was recognized in 2005, with the remainder to be expensed over the remaining retention service period for the impacted associates in 2006 in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." There were no cash payments charged to the reserve in 2005.

In the fourth quarter of 2005, we decided to close 64 Movie Gallery stores that overlapped trade areas served by competing Hollywood stores. We recorded store closure costs of $9.6 million related to these store closures, which included $1.8 million in non-cash write-offs of store fixtures and equipment and $7.6 million of reserves for operating lease obligations payable through the end of the lease terms, net of probable sublease income, and $0.3 million for other cash costs associated with these store closures, all of which were closed in the fourth quarter. Cash payments charged to the reserve were $0 in 2005. The remaining reserves for future lease payments are expected to be paid in 2006 through 2012.

We established merger reserves, which were treated as liabilities of the acquired business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the our severance agreements. Payments year-to-date of $2.5 million have been made, leaving a $4.1 million reserve as of January 1, 2006.


                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Store closure reserve:
Beginning balance       $      711  $       -  $      -  $      711
Reserve established
 upon merger                     -      2,875       295       3,170
Additions and adjustments   11,595      1,126         -      12,721
Payments                    (2,194)      (388)     (295)     (2,877)
                        ----------  ----------  -------  ----------
Ending balance          $   10,112  $   3,613   $     -  $   13,725
                        ==========  =========   =======  ==========

Termination benefits:
Beginning balance       $        -  $       -   $     -  $        -
Additions and
 adjustments                 1,190      6,655         -       7,845
Payments                         -     (2,539)        -      (2,539)
                        ----------  ---------   -------  ----------
Ending balance          $    1,190  $   4,116   $     -  $    5,306
                        ==========  =========   =======  ==========

Estimated future
 additions and
 adjustments            $    2,140  $       -   $     -  $    2,140
Total termination
 benefits cost          $    3,330  $   6,655   $     -  $    9,985


7. Long Term Obligations

Long term debt consists of the following (in thousands):

                                              Fiscal Year Ended
                                          -------------------------
                                           January 2,    January 1,
           Instrument                        2005           2006
-----------------------------------       -------------------------

 11% Senior notes
   Due 2012 (net of discount $3,511)      $        -   $  321,489
Credit Facility:
  Term A Loan                                      -       85,500
  Term B Loan                                      -      746,250
  Revolving credit facility                        -        6,862
 Hollywood 9.625% senior notes                     -          450
 Capital leases                                    -          678
                                          -----------  ----------
 Total                                              -   1,161,229
 Less current portion                               -     (78,146)
                                          -----------  ----------
                                          $         -  $1,083,083
                                          ===========  ==========


Expected maturities on long term obligations for the next five years are as follows (in thousands):

             Term      Term      Senior  Capital
January 1,   Loan A(1) Loan B(1) Notes   Leases   Revolver    Total
----------  -------   --------  -------  -------  --------  ---------
  2006      $19,000  $ 58,557  $      -  $   589  $      - $   78,146
  2007       19,000     7,500         -       89         -     26,589
  2008       19,000     7,500         -        -         -     26,500
  2009       19,000     7,500         -        -     6,862     33,362
  2010        9,500   360,000         -        -         -    369,500
Thereafter        -   305,193   325,450        -         -    630,643
            -------  ---------  --------  ------   -------  ---------
 Total       85,500   746,250   325,450      678     6,862  1,164,740

Discount on
 Senior Notes     -         -    (3,511)       -         -     (3,511)
            -------  --------  --------   ------   ------- ----------
   Net      $85,500  $746,250  $321,939   $  678   $ 6,862 $1,161,229
            =======  ========  ========   ======   ======= ==========

(1) Future prepayments of indebtedness under the Credit Facility will be required in an amount equal to our "Excess Cash Flow", as defined in the Credit Facility. The amount of these prepayments for fiscal years beyond 2006 cannot be estimated at this time.

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced its existing unsecured revolving credit facility. To effect this transaction, we obtained a new senior secured credit facility ("Credit Facility"), from a lending syndicate led by Wachovia and Merrill Lynch and issued $325.0 million of 11% senior unsecured notes ("Senior Notes"), due 2012.

Credit Facility

The Credit Facility, as amended, is in an aggregate amount of $906.8 million, consisting of a five-year $75.0 million revolving credit facility ("Revolver") and two term loan facilities in an aggregate principal amount of $831.8 million. Term Loan A is an $85.5 million facility that matures on April 27, 2010 and Term Loan B is a $746.3 million six-year facility that matures on April 27, 2011.

On September 21, 2005, we executed an amendment to the Credit Facility that relaxed certain financial covenants for a one-year period; provided for an additional $50.0 million of borrowings under the Term Loan B; increased the letter of credit sub-limit under the revolving credit facility from $30.0 million to $40.0 million; and increased the percentage of Excess Cash Flow, as defined in the Credit Facility, required to be applied toward principal repayment from 75% to 100%.

On March 15, 2006, we executed a second amendment effective through the fourth quarter 2006 that further relaxed the financial covenants, modified certain mandatory prepayment provisions, and restricted our ability to incur indebtedness, pay dividends, redeem capital stock, make capital expenditures, sell assets in other than the ordinary course of business, and make acquisitions. Additional information on provisions of the amendment pertaining to financial covenants and interest rates is discussed below. We incurred significant fees related to the second amendment, including a 50 basis point upfront fee totaling $4.5 million and various professional fees. The second amendment also requires us to provide monthly financial reporting and cash flow forecasts to the bank group. Effective the first quarter 2007, the financial covenants revert to levels contained in the original agreement.

During the fourth quarter 2005 and first quarter 2006, the Term Loan A and Revolver bear interest rates of London Interbank Offered Rate ("LIBOR") plus 3.50% and the Term Loan B bears an interest rate of LIBOR plus 3.75%. We also incur a 0.50% commitment fee on the unused balance of the Revolver. The March 2006 amendment to the Credit Facility specifies new pricing for the interest rates on the Term Loans and Revolver. For the period starting April 1, 2006, through the submission of the first quarter 2006 covenant package to Wachovia, the interest rate for the Term Loan A and Revolver will be set at LIBOR plus 5.00%. After submission of the covenant package, the pricing grid is as follows:

        Leverage Ratio       LIBOR Margin
       ---------------      --------------
           > 4.00                5.00%
         3.25 - 4.00             3.50%
         2.75 - 3.25             2.75%
         2.25 - 2.75             2.50%
         1.75 - 2.25             2.25%
           < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% starting April 1, 2006 through the submission of the first quarter covenant package. After submission of the covenant package, the interest rate will be LIBOR plus 5.25% if our leverage ratio exceeds 4.00, otherwise the rate will be LIBOR plus 3.75%, as was the case during the fourth quarter 2005 and first quarter 2006.

When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest).

Term Loan A and Term Loan B require aggregate quarterly prepayments in the amounts of 5% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first fiscal quarter of 2010, after which the mandatory Term Loan B prepayments escalate. The Credit Facility also requires us to pay an Excess Cash Flow sweep, which, in broad terms, represents the amount of cash generated by us but not used towards operations, debt service, or investments since the date of the merger with Hollywood. The Excess Cash Flow payment for fiscal year 2005 will be $56.9 million, which is estimated due on or about March 31, 2006, and is classified as a component of the current maturities of long-term debt in the 2005 consolidated balance sheet.

At January 1, 2006, we had $33.1 million drawn under the revolving portion of the Credit Facility, comprised of $6.9 million and $26.2 million in borrowings and letters of credit, respectively. The letters of credit are in place to secure workers compensation, lease and trade liabilities.

The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by Movie Gallery's domestic subsidiaries. The Credit Facility also is secured by first priority security interests in, and liens on, substantially all of our tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by Movie Gallery in its existing and future direct and indirect wholly-owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by Movie Gallery in its existing and future wholly-owned non-domestic subsidiaries.

The Credit Facility, as amended, requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent less capital expenditures relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to cash interest expense.

The covenant levels contained in the March 2006 amendment are as follows:

                  Leverage        Fixed Charge     Interest Coverage
                    Ratio        Coverage Ratio          Ratio
                  --------       --------------    -----------------
     2006 Q1         5.00             1.05                2.00
     2006 Q2         5.75             1.05                1.75
     2006 Q3         6.75             1.00                1.45
     2006 Q4         6.50             1.00                1.45
     2007 Q1         2.25             1.10                3.00
     2007 Q2         2.25             1.10                3.00
     2007 Q3         2.25             1.10                3.00
     2007 Q1         2.00             1.10                3.00

Our ability to comply with these covenants may be affected by events and circumstances beyond management's control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit creditors to declare all amounts owing to be immediately due and payable, and to terminate any commitments to make further extensions of credit. If we were unable to repay our debt service obligations under the Credit Facility or the Senior Notes, described below, our secured creditors could proceed against the collateral securing the indebtedness owed to them.

The Credit Facility and Indenture governing our 11% Senior Notes impose certain restrictions, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

Interest Rate Hedge

As required by the Credit Facility, we have entered into a two-year floating-to-fixed interest rate swap for an amount of $280.0 million. Under the terms of the swap agreement, we pay fixed interest on the $280.0 million at a rate of 4.06% and receive floating interest based on three-month LIBOR. The termination date for the swap is June 29, 2007.

The interest rate swap is a cash flow hedge. The hedge is structured such that all of the terms match exactly to the hedged debt and there is no hedge ineffectiveness. The terms of the debt and the fixed rate payments to be received on the swap coincide (notional amounts, payment dates, terms and rates) and the hedge is considered perfectly effective. We designated the swap, at inception, as a cash flow hedge and documented the hedge designation contemporaneously. At the end of each reporting period, we assess hedge effectiveness by making sure that the terms match exactly the designated hedged debt instrument. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss, if any, is recognized currently in earnings. On each reset date after the variable rate has been determined, the ultimate payment or receipt is calculated and recorded as an increase or decrease in interest.

11% Senior Notes

The 11% Senior Notes Due 2012 were sold at 98.806% of their face amount and were issued pursuant to an indenture dated April 27, 2005 between Movie Gallery, the subsidiary guarantors named in the indenture, and SunTrust Bank. The Senior Notes (i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable in cash at our option after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

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

Fair Value of Debt and Interest Rate Swap

The fair value of short-term borrowings approximates their carrying values in the balance sheets. The fair value of long-term borrowings, including current maturities, are estimated using discounted cash flow analysis based on our current borrowing rates for similar types of borrowings arrangements (if known), or quoted market prices. The fair value of our long-term borrowings was $1.1 billion as of January 1, 2006.

The fair value of the interest rate swap is based on a quoted settlement price, which at January 1, 2006, was $2.8 million and is recorded as other assets and as a component of accumulated other comprehensive income in the 2005 consolidated balance sheet.

8. Accumulated Comprehensive Income

Accumulated comprehensive income is as follows (in thousands):

                                       January 4,   January 2,  January 1,
                                          2004         2005       2006
                                       ----------   ----------  ----------

Foreign currency cumulative
 translation adjustment                 $   3,794    $   6,255  $    7,201
Change in value of interest rate swap           -            -       2,808
                                        ---------    ---------  ----------
Balance, end of year                    $   3,794    $   6,255  $   10,009
                                        =========    =========  ==========

9. Stockholders' Equity

Common Stock

During the second and third quarters of 2004, we completed two $25 million common stock repurchase programs. Under the common stock repurchase programs, we repurchased 2,624,712 shares of our common stock at an average price of $18.06 per share.

Stock Option Plan

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan, which was subsequently amended in June 2005 (Second Amendment) to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 plan, stock option awards were subject to our 1994 Stock Plan which expired in 2004. As of January 1, 2006, 5,373,658 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plans and, accordingly, have not recognized compensation cost in connection with the plans, except for the variable options and the transactions with current and former executives, as described below. If we had elected to recognize compensation cost based on the fair value of options granted at the grant date as prescribed by SFAS 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in Note 1. The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model. The weighted-average assumptions used and weighted-average grant-date fair values of options were as follows:

                                                Fiscal Year Ended
                                       -----------------------------------
                                       January 4,   January 2, January 1,
                                          2004         2005       2006
                                       ----------   ----------  ----------

Expected volatility                         0.700        0.632       0.626
Risk-free interest rate                      4.81%        2.97%       3.05%
Expected life of option in years              4.9          3.4         3.0
Expected dividend yield                       0.0%         0.6%        5.7%
Weighted average grant date
  fair value per share                   $   9.84    $    8.70   $    7.43

The Black-Scholes option valuation model was developed for use of estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model also requires the input of highly subjective assumptions, including the expected term of the option and the expected stock price volatility.

In the third quarter of fiscal 2004, we repurchased 145,900 shares of our common stock from current and former executives at an average price of $17.89 under our stock repurchase program. Since these individuals obtained these shares through the exercise of stock options, we accounted for these transactions as a repurchase of stock options resulting in compensation expense of approximately $0.8 million.

We repriced 864,000 stock options in March 2001, and reduced the exercise price to $1.78 per share. The repriced stock options are accounted for as variable until the stock options are exercised, forfeited or expire unexercised. Assuming all repriced stock options are exercised, we will ultimately receive $0.6 million less than if no repricing had occurred. The total variable compensation expense recognized under these repriced options was $1.5 million, $0.1 million and $0.1 million in fiscal 2003, 2004 and 2005, respectively. As of January 1, 2006, approximately 3,000 of these options remained outstanding and they will expire, if not exercised or forfeited, in 2008 and 2009.

On December 2, 2005, the Board of Directors approved a resolution to vest all stock options outstanding as of December 2, 2005. The Board decided to fully vest these specific underwater options, as there was no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123R. This acceleration of the original vesting schedules affected 716,000 unvested stock options.

A summary of our stock option activity and related information is as follows:

                                                               Weighted-
                                              Outstanding   Average Exercise
                                                Options      Price Per Share
                                              ------------   ---------------

Outstanding at January 5, 2003                   2,911,293    $         6.90
   Granted                                         537,500             20.30
   Exercised                                      (778,978)             4.29
   Cancelled                                       (33,722)            10.50
                                              ------------

Outstanding at January 4, 2004                   2,636,093             10.36
   Granted                                         102,000             19.36
   Exercised                                      (875,884)             6.31
   Cancelled                                      (268,653)            13.71
                                              ------------

Outstanding at January 2, 2005                   1,593,556             12.59
   Granted                                          29,500             17.33
   Exercised                                      (575,148)             9.25
   Cancelled                                       (71,157)            17.83
                                              ------------
Outstanding at January 1, 2006                     976,751             14.33
                                              ------------

Exercisable at January 4, 2004                   1,643,236              7.74
Exercisable at January 2, 2005                   1,024,181              9.34
Exercisable at January 1, 2006                     976,751             14.33


Options outstanding as of January 1, 2006 had a weighted-average remaining contractual life of 7 years and exercise prices ranging from $1.00 to $22.00 as follows:

                                                Exercise price of
                                -----------------------------------------------
                                   $1.00 to       $6.00 to         $13.00 to
                                   $3.00          $12.00           $22.00
                                -------------- --------------- ----------------

Options outstanding                 181,864        78,750           716,137
Weighted-average exercise price      $1.64          $6.22            $18.44
Weighted-average remaining
   contractual life                3.9 years      0.8 years         7.4 years
Options exercisable                 181,864        78,750           716,137
Weighted-average exercise price
   of exercisable options            $1.64          $6.22            $18.44

Service-based nonvested share awards vest over periods ranging from 1 to 4 years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price of the shares, is charged to earnings over the vesting period. During 2005, compensation expense charged to operations related to these stock grants was $1.2 million. As of January 1, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. No service-based nonvested shares vested during 2005. Performance-based nonvested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation cost of $390,000 for performance-based stock grants were recognized in 2005 using the accelerated expense attribution method under SFAS Interpretation No. 28 (EITF 00-23). No performance-based nonvested shares vested during 2005.

A summary of the status of our nonvested shares as of January 1, 2006, and changes during the fiscal year 2005, is presented below:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 332,431                  25.15
     Exercised                                     -                      -
     Cancelled                               (19,250)                 24.05
                                          ----------
Outstanding at January 1, 2006               313,181                  25.21
                                          ==========

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, 250,000 shares of our common stock were made available for purchase through a series of six month offering periods commencing on or about April 1 and October 1 of each year. The first offering period commenced on October 1, 2003. Currently Movie Gallery employees are eligible to participate in the plan; the plan is not yet available to Hollywood employees. The purchase price of each share is 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. Employees purchased approximately 26,000 and 35,000 shares of stock under the plan in fiscal 2004 and 2005, respectively. We account for this plan as non-compensatory under our current accounting policy for stock-based compensation (APB 25). Upon adoption of the fair value approach to recognizing stock-based compensation under SFAS 123(R) in 2006, we will recognize a nominal amount of compensation expense related to stock purchases under this plan.

10. Commitments and Contingencies

Operating Leases

Rent expense for 2003, 2004, and 2005 totaled $103.2 million; $126.1 million and $366.8 million, respectively. Total sublease income for 2003, 2004, 2005 was $0.3 million; $0.4 million and $3.7 million; respectively.

At January 1, 2006, the future minimum annual rental commitments and sublease income under non-cancelable operating leases were as follows (in thousands):

               -------------------------------------------
                                  Operating      Sublease
               Year                 Leases       Income
               -------------------------------------------
               2006                $367,033       $2,852
               2007                 318,766        2,287
               2008                 259,677        1,555
               2009                 207,381        1,044
               2010                 149,196          675
               Thereafter           310,439          698

Litigation

Hollywood was named as a defendant in several purported class action lawsuits asserting various causes of action, including claims regarding its membership application and additional rental period charges. Hollywood vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. Hollywood obtained dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. Hollywood reached a nationwide settlement with the plaintiffs on all of the various claims asserted in each of the related actions. Preliminary approval of settlement was granted on August 10, 2004. Hollywood agreed not to oppose plaintiffs' application for an award of $2.7 million for fees and costs to class counsel and plaintiffs counsel and up to $50,000 in class representative incentive awards. Class members received rent-one-get-one coupons on a claims-made basis with a guaranteed total redemption of $9 million along with other remedial relief. The court granted final approval of the settlement on June 24, 2005. An appeal of the final approval was filed on July 25, 2005. A settlement with the appellants was reached and the matter was fully and finally resolved on December 9, 2005.

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed by Hollywood with a subsidiary of Leonard Green & Partners, L.P. or LPG. The Clackamas County actions were later consolidated and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

Hollywood was named as a defendant in a sexual harassment lawsuit filed in the Supreme Court of the State of New York, Bronx County on April 17, 2003. The action, filed by eleven former female employees, alleges that an employee, in the course of his employment as a store director for Hollywood, sexually harassed and assaulted certain of the plaintiffs, and that Hollywood and its members of management failed to prevent or respond adequately to the employee's alleged wrongdoing. The plaintiffs seek unspecified damages, pre-judgment interest and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At January 1, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.0 million of which $2.4 million relates to pre-acquisition contingencies. The recorded reserves for some matters may require adjustment in future periods and those adjustments could be material. Under SFAS No. 141 "Business Combinations," some or all of any future revisions to the recorded reserves for pre-acquisition contingencies may be required to be treated as revisions to the preliminary purchase price allocation (described in Note 2) which generally would be recorded as adjustments to goodwill. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made. At January 2, 2005, the legal contingencies reserve was $0.3 million.

Boards Inc.

By letter dated August 29, 2005, Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores and 17 Game Crazy stores owned and operated by Boards pursuant to a "put" option contained in the license agreement for these stores. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. We anticipate that the transaction will close in fiscal 2006.

11. Related Party Transactions

We hold a one-third interest in ECHO, LLC ("ECHO"), a supply sales and distribution company. We purchase office and store supplies and other business products from ECHO.

                                                Fiscal Year Ended
                                       -----------------------------------
                                       January 4,   January 2,   January 1,
                                          2004         2005         2006
                                       ----------   ----------  ----------
                                                  (in thousands)
Purchases from ECHO                    $   13,056   $   13,962  $   16,858
Distributions from ECHO                       161          151          27
Interest from ECHO                              5            5           -
Note receivable from ECHO                     125            -           -
Accounts payable to ECHO                      309          193         704


12. Segment Reporting and Geographic Information

As of April 27, 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. The segments are based on store branding. Movie Gallery represents 2,675 video stores serving mainly rural markets in the U.S, Canada, and Mexico, Hollywood Video represents 2,054 video stores serving predominantly urban markets, and Game Crazy represents 648 in-store departments and 20 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):

                                     Fiscal Year Ended
                                      January 1, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  845,369 $  933,131  $208,827  $1,987,327
Depreciation and
 amortization               40,466     43,939     8,250      92,655
Rental amortization(1)     182,613    105,471         -     288,084
Impairment of goodwill     161,731    361,219         -     522,950
Impairment of other
 intangible assets           4,940          -         -       4,940
Operating income(loss)(2) (161,528)  (303,349)  (11,502)   (476,379)
Goodwill, net                    -    118,404         -     118,404
Total assets               412,890    863,879   108,359   1,385,128
Purchases of property,
 furnishings and
 equipment                  47,725      9,866       607      58,198

(1) Rental amortization includes $10.1 million charge in the second quarter to reflect a decrease in estimate of VHS residual value adjustment.

(2) Operating income(loss) for the Movie Gallery and Hollywood Video segments includes impairment of goodwill and other intangible assets.

For 2003 and 2004, there was only one reportable segment, which was Movie Gallery. Prior year consolidated results are the Movie Gallery segment totals for those periods.

All intercompany transactions are accounted for at book cost basis.

The following table sets forth our consolidated revenues and assets by geographic area. All intercompany balances and transactions have been eliminated.

                                                Fiscal Year Ended
                                       -----------------------------------
                                       January 4,   January 2,  January 1,
                                          2004         2005        2006
                                       ----------   ----------  ----------
                                                  (in thousands)
Revenues:
 United States                         $  648,428   $  731,851  $1,903,125
 Canada                                    43,967       58,931      83,295
 Mexico                                         -          395         907
                                       ----------   ----------  ----------
Total revenues                         $  692,395   $  791,177  $1,987,327
                                       ==========   ==========  ==========

Assets (at end of fiscal year)
United States                         $  423,118   $  441,519  $1,341,137
Canada                                    34,766       49,390      42,209
 Mexico                                         -        1,233       1,782
                                       ----------   ----------  ----------
Total assets                           $  457,884   $  492,142  $1,385,128
                                       ==========   ==========  ==========

13. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations (in thousands, except per share data):

                                          Thirteen Weeks Ended
                                -------------------------------------------
                                 April 4,   July 4,  October 3,  January 2,
                                   2004      2004       2004       2005
                                ---------  ---------  ---------  ----------

Revenues                        $ 203,302  $ 189,591  $ 189,855  $ 208,429
Gross profit                      140,617    129,551    130,072    140,835
Net income                         18,252     10,634      9,214     11,388(1)
Basic earnings per share             0.55       0.32       0.29       0.37(1)
Diluted earnings per share           0.54       0.32       0.29       0.36(1)

(1) Includes a pre-tax charge of $6.3 million ($3.9 million after-tax or $0.12 per diluted share) to correct our accounting for leasehold improvements, including $2.9 million ($1.8 million after-tax or $0.05 per diluted share) related to prior annual periods, which was accounted for as an immaterial prior period correction (See Note 1).

                                      Thirteen Weeks Ended
                          ---------------------------------------------
                           April 3,   July 3,     October 2,  January 1,
                             2005      2005(1)      2005(1)     2006(1)
                          ---------  ---------    ---------   ----------

Revenues                  $ 233,791  $ 504,729    $ 572,442    $ 676,365
Gross profit                155,241    302,539      366,126      388,647
Net income                   18,393    (12,189)(2)  (12,469)(2) (546,475)(3)
Basic earnings per share       0.59      (0.39)       (0.39)      (17.25)
Diluted earnings per share     0.59      (0.39)       (0.39)      (17.25)

(1) Reflects the consolidated results of Movie Gallery and Hollywood for the period subsequent to the merger on April 27, 2005.

(2) For the Hollywood and Game Crazy operating segments, a change in estimate was recorded in the third quarter of 2005, to change the useful lives of Hollywood's and Game Crazy's long lived assets. A charge of $7.1 million in depreciation expense was recorded in the third quarter 2005, of which $2.7 million related to the ten weeks ended July 3, 2005. This reduced net income by $1.8 million, or $0.06 per diluted share for the third quarter 2005, but had no effect on the full year operating results.

(3) Reflects goodwill impairment of Movie Gallery and Hollywood Video reporting units. Reflects impairment charge for customer lists to reduce carrying value to fair value. See Note 5 for additional information on 2005 impairment charges.

14. 401(k) Plans

Movie Gallery has established the Movie Gallery Retirement Savings Plan (the "Movie Gallery Plan"), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. On April 27, 2005, Movie Gallery assumed sponsorship of the Hollywood Entertainment 401(k) Retirement Savings Plan (the "Hollywood Plan"), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Company incurred savings plan expenses of $148,000, $115,000 and $412,000 for the years 2003, 2004 and 2005. The fiscal 2005 expenses include $244,000 of savings plan expenses incurred for the Hollywood Plan since April 27, 2005.

15. Consolidating Financial Information

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes ("Subsidiary Guarantors"), which include Movie Gallery US, Inc.; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Fiscal Year Ended January 4, 2004
(in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 591,498  $  38,295 $       - $ 629,793
  Product sales                     -    56,929      5,673         -    62,602
                            --------- ---------  --------- --------- ---------
Total revenue                       -   648,427     43,968         -   692,395

Cost of sales:
  Cost of rental revenue            -   172,774     11,665         -   184,439
  Cost of product sales             -    45,796      4,347         -    50,143
                            --------- ---------  --------- --------- ---------
Gross profit                        -   429,857     27,956         -   457,813


Operating costs and expenses:
 Store operating expenses           -   303,771     20,695         -   324,466
 General and administrative       104    43,795      2,623         -    46,522
 Amortization of intangibles        -     1,911         92         -     2,003
 Stock compensation                 -     1,481          -         -     1,481
                            ---------  --------  --------- --------- ---------
Operating income(loss)           (104)   78,899      4,546         -    83,341

Interest expense, net               3      (476)         5         -      (468)
Equity in losses of
 unconsolidated entities       (1,450)        -          -         -    (1,450)
Equity in earnings of
 subsidiaries                  50,444     2,540          -   (52,984)        -
                            ---------  --------   -------- --------- ---------
Income before income
 taxes                         48,893    80,963      4,551   (52,984)   81,423
Income taxes (benefit)           (543)   30,519      2,011         -    31,987
                            ---------  --------   --------  --------  --------
Net income                   $ 49,436  $ 50,444   $  2,540  $(52,984) $ 49,436
                            =========  ========   ========  ========  ========


Consolidating Statement of Operations
Fiscal Year Ended January 2, 2005
(in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 675,754  $  53,413 $       - $ 729,167
  Product sales                     -    56,096      5,914         -    62,010
                            --------- ---------  --------- --------- ---------
Total revenue                       -   731,850     59,327         -   791,177

Cost of sales:
  Cost of rental revenue            -   193,229     14,931         -   208,160
  Cost of product sales             -    37,993      3,949         -    41,942
                            --------- ---------  --------- --------- ---------
Gross profit                        -   500,628     40,447         -   541,075


Operating costs and expenses:
 Store operating expenses           -   367,991     27,434         -   395,425
 General and administrative       110    50,378      4,156         -    54,644
 Amortization of intangibles        -     2,448        153         -     2,601
 Stock compensation                 -       831          -         -       831
                            ---------  --------  --------- --------- ---------
Operating income(loss)           (110)   78,980      8,704         -    87,574

Interest expense, net               9      (660)        27         -      (624)
Equity in losses of
 unconsolidated entities       (5,746)        -          -         -    (5,746)
Equity in earnings of
 subsidiaries                  53,139     5,263          -   (58,402)        -
                            ---------  --------   -------- --------- ---------
Income before income
 taxes                         47,292    83,583      8,731   (58,402)   81,204
Income taxes (benefit)         (2,196)   30,444      3,468         -    31,716
                            ---------  --------   --------  --------  --------
Net income                  $  49,488  $ 53,139      5,263  $(58,402) $ 49,488
                            =========  ========   ========  ========  ========


Consolidating Statement of Operations
Fiscal Year Ended January 1, 2006
(in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                            --------- ---------- ---------   -------  ---------
Revenue:
  Rentals                   $       - $1,555,141 $ 74,917    $     -$1,630,058
  Product sales                     -    347,985    9,284          -   357,269
                            --------- ---------- --------    ------- ---------
Total revenue                       -  1,903,126   84,201          - 1,987,327

Cost of sales:
  Cost of rental revenue            -    480,254   22,619          -   502,873
  Cost of product sales             -    265,535    6,365          -   271,900
                            --------- ---------- --------    ------- ---------
Gross profit                        -  1,157,337   55,217          - 1,212,554


Operating costs and expenses:
 Store operating expenses           -    982,671   44,448          - 1,027,119
 General and administrative       454    123,097    4,890          -   128,441
 Amortization of intangibles        -      3,602      263          -     3,865
 Impairment of goodwill             -    498,718   24,232          -   522,950
 Impairment of other
  intangibles                       -      4,086      854          -     4,940
 Stock compensation                 -      1,618        -          -     1,618
                            ---------  --------- --------    ------- ---------
Operating loss                   (454)  (456,455) (19,470)         -  (476,379)

Interest expense, net         (46,363)   (21,853)    (313)         -   (68,529)
Write off of bridge
 financing                     (4,234)         -        -          -    (4,234)
Losses of
 unconsolidated entities         (806)         -        -          -      (806)
Equity in earnings of
 subsidiaries                (515,948)   (19,048)       -    534,996         -
                            ---------  ---------  -------    -------  ---------
Loss before income
 taxes                       (567,805)  (497,356) (19,783)   534,996  (549,948)
Income taxes (benefit)        (15,065)    18,592     (735)         -     2,792
                            ---------  --------- --------   --------  ---------
Net loss                    $(552,740) $(515,948)$(19,048) $ 534,996 $(552,740)
                            =========  ========= ========  =========  =========


Condensed Consolidating Balance Sheet
January 2, 2005
(in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents  $        1 $  15,711 $  9,806  $       -  $  25,518
 Merchandise inventory, net          -    24,806    2,613          -     27,419
 Prepaid expenses                    -    11,607    1,105          -     12,712
 Store supplies and other           23     8,344    1,126          -      9,493
 Deferred income taxes, net          -     2,994      364          -      3,358
                             --------- --------- --------  ---------  ---------
Total current assets                24    63,462   15,014          -     78,500

Rental inventory, net                -   113,939   12,602          -    126,541
Property, furnishings and
 equipment, net                      -   116,462   11,720          -    128,182
Goodwill, net                        -   133,292   10,469          -    143,761
Other intangibles, net               -     7,144      597          -      7,741
Deposits and other assets          806     6,028      583          -      7,417
Investments in subsidiaries    328,494    30,644        -   (359,138)         -
                             --------- --------- --------  ---------  ---------
Total assets                 $ 329,324 $ 470,971 $ 50,985  $(359,138) $ 492,142
                             ========= ========= ========  =========  =========

Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable            $       - $  63,465 $  5,512  $       -  $  68,977
 Accrued liabilities            (1,810)   14,997    3,977          -     17,164
 Accrued payroll                     -    10,354      744          -     11,098
 Deferred revenue                    -    10,415      428          -     10,843
                             --------- --------- --------  ---------  ---------
Total current liabilities       (1,810)   99,231   10,661          -    108,082

Other accrued liabilities            -     1,972      336          -      2,308
Deferred income taxes                -    47,468    3,150          -     50,618
Payable to (receivable from)
 affiliate                           -    (6,194)   6,194          -          -
Stockholders' equity           331,134   328,494   30,644   (359,138)   331,134
                             --------- --------- --------  ---------  ---------
Total liabilities and
 stockholders' equity        $ 329,324 $ 470,971 $ 50,985  $(359,138) $ 492,142
                             ========= ========= ========  =========  =========


Condensed Consolidating Balance Sheet
January 1, 2006
(in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents  $       - $ 133,901 $ 1,337 $          $   135,238
 Merchandise inventory, net         -   132,757   3,693                136,450
 Prepaid expenses                  19    39,495   1,879                 41,393
 Store supplies and other           -    22,177   2,017                 24,194
 Deferred income taxes, net         -         -       -                     -
                            --------- --------- ------- ----------- ----------
Total current assets               19   328,330   8,926           -    337,275

Rental inventory, net               -   354,091  17,474           -    371,565
Property, furnishings and
 equipment, net                     -   315,604  16,614           -    332,218
Goodwill, net                       -   118,404       -           -    118,404
Other intangibles, net              -   184,271     400           -    184,671
Deferred income taxes, net          -         -       -           -          -
Deposits and other assets      32,292     8,127     576           -     40,995
Investments in subsidiaries 1,302,111    19,788       -  (1,321,899)         -
                           ---------- --------- ------- ----------- ----------
Total assets               $1,334,422$1,328,615 $43,990 $(1,321,899)$1,385,128
                           ========== ========= ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  Long-term obligations    $   77,557  $    533 $    56  $        - $   78,146
 Current maturities of
  financing obligations             -     4,492       -           -      4,492
 Accounts payable                   -   230,436   6,553           -    236,989
 Accrued liabilities          (13,378)   99,608   2,230           -     88,460
 Accrued payroll                  386    37,164   1,074           -     38,624
 Accrued interest               7,130        58      32           -      7,220
 Deferred revenue                   -    38,709     491           -     39,200
                            --------- --------- -------  ----------  ---------
Total current liabilities      71,695   411,000  10,436           -    493,131

Long-term obligations, less
 current portion            1,075,682       538   6,863           -  1,083,083
Other accrued liabilities           -    20,209   1,453           -     21,662
Deferred income taxes               -      (345)    415           -         70
Intercompany promissory note
 (receivable)                (384,200)  384,200       -           -          -
Payable to (receivable from)
 affiliate                    384,087  (389,120)  5,033           -          -
Stockholders' equity
 (deficit)                    187,158   902,133  19,790  (1,321,899)  (212,818)
                           ---------- --------- ------- ----------- ----------
Total liabilities and
 stockholders' equity
  (deficit)                $1,334,422$1,328,615 $43,990 $(1,321,899)$1,385,128
                           ========== ========= ======= =========== ==========


Consolidating Condensed Statement of Cash Flows
Fiscal Year Ended January 4, 2004
(in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-   Elimin-   Consol-
                              Parent   iaries    iaries    ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income                   $ 49,436 $  50,444  $  2,540  $(52,984) $  49,436
Equity in earnings of
 subsidiaries                 (50,444)   (2,540)        -    52,984          -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   122,663    10,315         -    132,978
Purchases of Rental inventory       -  (118,579)  (11,924)        -   (130,503)
Purchases of rental inventory -
 base stock                         -   (15,883)     (819)        -    (16,702)
Depreciation and
 intangibles amortization           -    22,111     1,458         -     23,569
Stock based compensation (non
 cash)                          1,481         -         -         -      1,481
Tax benefit of stock
 options exercised              3,747         -         -         -      3,747
Deferred income taxes               -    24,718      (682)         -    24,036
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    (5,739)   (1,493)        -     (7,232)
  Other current assets              -    (4,456)     (449)        -     (4,905)
  Deposits and other assets    (3,150)   (1,747)     (188)        -     (5,085)
  Accounts payable                  -     4,578     1,730         -      6,308
  Accrued liabilities and
   deferred revenue              (534)     (416)    2,675         -      1,725
  Intercompany payables/
   receivables                      -    (2,946)    2,946         -          -
                            --------- ---------  --------  --------  ---------
Net cash provided by
 operating activities             536    72,208     6,109         -     78,853

Investing Activities:
Business acquisitions,
 net of cash acquired               -   (26,505)   (4,167)        -    (30,672)
Purchases of property,
 furnishings and equipment          -   (41,507)   (5,609)        -    (47,116)
Investment in subsidiaries    (10,485)   (4,743)        -    15,228          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                   (10,485)  (72,755)  (9,776)    15,228    (77,788)


Financing Activities:
Proceeds from exercise
 of stock options               3,333         -         -         -      3,333
Capital contribution from
 parent                             -    10,485     4,743   (15,228)         -
Dividend to parent              6,611    (6,611)        -         -          -
                             --------  --------  --------  --------  ---------
Net cash provided by
 financing activities           9,944     3,874     4,743   (15,228)     3,333

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     4,053         -         -      4,053
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (5)    7,380     1,076        -       8,451

Cash and cash equivalents at
 beginning of period                5    27,469     2,081         -     29,555
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  34,849  $  3,157  $      -  $  38,006
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Fiscal Year Ended January 2, 2005
(in thousands)

                             -------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-    Consol-
                              Parent   iaries    iaries     ations     idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income                   $ 49,488 $  53,139 $   5,263  $(58,402) $  49,488
Equity in earnings of
 subsidiaries                 (53,139)   (5,263)        -    58,402         -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   132,691    11,830         -    144,521
Purchases of rental inventory       -  (137,022)  (13,902)        -   (150,924)
Purchases of rental inventory
 base stock                         -   (13,757)   (1,859)        -    (15,616)
Depreciation and
 intangibles amortization           -    34,035     2,150         -     36,185
Stock based compensation (non
 cash)                             64         -         -         -         64
Tax benefit of stock
 options exercised              4,305         -         -         -      4,305
Deferred income taxes               -    15,638     3,468         -     19,106
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -      (315)     (176)        -       (491)
  Other current assets              -       124      (624)        -       (500)
  Deposits and other assets     2,344      (708)     (300)        -      1,336
  Accounts payable                  -    (2,304)      342         -     (1,962)
  Accrued liabilities and
   deferred revenue            (2,191)    5,995       557         -      4,361
  Intercompany payable/
   receivable                       -    (1,948)    1,948         -          -
                            --------- ---------  --------  --------  ---------
Net cash provided by
 operating activities             871    80,305     8,697         -     89,873

Investing Activities:
Business acquisitions,
 net of cash acquired               -   (12,186)     (776)        -    (12,962)
Purchases of property,
 furnishings and equipment          -   (40,960)   (5,547)        -    (46,507)
Investment in subsidiaries    (11,408)   (4,275)        -    15,683          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                   (11,408)  (57,421)  (6,323)    15,683    (59,469)


Financing Activities:
Proceeds from exercise
 of stock options               5,523         -         -         -      5,523
Proceeds from employee
 stock purchase plan              403         -         -         -        403
Purchases and retirement
 of common stock              (47,390)        -         -         -    (47,390)
Capital contribution from
 parent                             -    11,408     4,275   (15,683)         -
Dividend to parent             55,891   (55,891)        -         -          -
Payment of dividends           (3,889)        -         -         -     (3,889)
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                    10,538   (44,483)    4,275   (15,683)   (45,353)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     2,461         -         -      2,461
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          1   (19,138)    6,649         -    (12,488)

Cash and cash equivalents at
 beginning of period                -    34,849     3,157         -     38,006
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      1 $  15,711  $  9,806  $      -  $  25,518
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Fiscal Year Ended January 1, 2006
(in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-   Consol-
                              Parent   iaries    iaries     ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)           $(552,740)$(515,948)$ (19,048) $534,996  $(552,740)
Equity in earnings of
 subsidiaries                 515,948    19,048        -   (534,996)         -
Adjustments to reconcile
 net income (loss) to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   270,010    18,074         -    288,084
Purchases of rental inventory       -  (258,405)  (18,623)        -   (277,028)
Purchases of rental inventory
 base stock                         -   (18,502)   (1,865)        -    (20,367)
Depreciation and
 intangibles amortization           -    89,170     3,485         -     92,655
Gain on disposal of property,
 furnishings and equipment          -      (494)        -         -       (494)
Amortization of debt
 issuance cost                  3,659         -         -         -      3,659
Impairment of goodwill              -   498,718    24,232         -    522,950
Impairment of other
 intangibles                        -     4,086       854         -      4,940
Stock based compensation (non
 cash)                          1,030       588         -         -      1,618
Deferred income taxes               -     7,021    (1,865)        -      5,156
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    21,369         -         -     21,369
  Merchandise inventory             -    11,009        35         -     11,044
  Other current assets              4    (1,653)   (1,443)        -     (3,092)
  Deposits and other assets       517      (516)        8         -          9
  Accounts payable                  -    (1,688)   (2,447)        -     (4,135)
  Accrued interest              7,130        19        32         -      7,181
  Accrued liabilities and
   deferred revenue          (10,248)    42,223      (378)        -     31,597
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) operating
  activities                 (34,700)   166,055     1,051         -    132,406

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,281)   12,005   (16,410)        - (1,096,686)
Purchases of property,
 furnishings and equipment          -   (53,034)   (5,164)        -    (58,198)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     3,672         -         -      3,672
Acquisition of construction
 phase assets, net (non cash)       -     5,621         -         -      5,621
Investment in subsidiaries       (335)   (8,192)        -     8,527          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,092,616)  (39,928)  (21,574)    8,527 (1,145,591)


Financing Activities:
Repayment of capital
 lease obligations                  -      (426)        -         -       (426)
Intercompany payable/
 receivable                   384,285  (383,124)   (1,161)        -          -
Change in intercompany
 promissory note             (384,200)  384,200         -         -          -
Decrease in financing
 obligations (non cash)             -    (5,892)        -         -     (5,892)
Net borrowings on credit
 facilities                         -         -     6,862         -      6,862
Long term debt financing
 fees                         (32,484)        -         -         -    (32,484)
Proceeds from issuance of
 long-term debt             1,166,120         -         -         -  1,166,120
Principal payments on
 long-term debt               (13,251)        -    (1,842)        -    (15,093)
Proceeds from exercise
 of stock options               5,319         -         -         -      5,319
Proceeds from employee
 stock purchase plan              379         -         -         -        379
Capital contribution from
 parent                             -       332     8,195    (8,527)         -
Dividend to parent              3,973    (3,973)        -         -          -
Payment of dividends           (2,826)        -         -         -     (2,826)
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                 1,127,315    (8,883)   12,054    (8,527) 1,121,959

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       946         -         -        946
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)  118,190    (8,469)        -    109,720

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $ 133,901  $  1,337  $      -  $ 135,238
                             ======== =========  ========  ========  =========


Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of January 1, 2006, and January 2, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at January 1, 2006, and January 2, 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Movie Gallery, Inc.'s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.


                                                   /s/ Ernst & Young LLP


Birmingham, Alabama
March 22, 2006