Form 10-Q
period 2006-04-02
MOVIE GALLERY INC
filed 2006-05-12
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of May 2, 2006 was 31,787,888.


Part I - Financial Information

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Forward-looking statements include statements regarding our ability to comply with the covenants contained in our Credit Facility, our ability to make projected capital expenditures and our ability to achieve cost savings in connection with our acquisition of Hollywood Entertainment Corporation, as well as general market conditions, competition and pricing.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including that, but not limited to:

-  revenues are less than projected;

- the Company is unable to comply with the revised financial covenants contained in its senior credit facility;

- the Company's real estate subleasing program and other initiatives fail to generate anticipated cost reductions;

- the availability of new movie releases priced for sale negatively impacts the consumers' desire to rent movies;

- unforeseen issues with the continued integration of the Hollywood Entertainment business;

- the Company's actual expenses or liquidity requirements differ from estimates and expectations;

-  consumer demand for movies and games is less than expected;

-  the availability of movies and games is less than expected; or

-  competitive pressures are greater than anticipated.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard we caution the readers of this Form 10-Q that the important factors described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Item 1. Financial Statements

                              Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             -------------------------
                                              January 1,     April 2,
                                                 2006          2006
                                             -----------   -----------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $   135,238  $     34,468
 Merchandise inventory, net                      136,450       127,049
 Prepaid expenses                                 41,393        45,543
 Store supplies and other                         24,194        25,692
                                             -----------   -----------
Total current assets                             337,275       232,752

Rental inventory, net                            371,565       358,038
Property, furnishings and equipment, net         332,218       310,609
Goodwill, net                                    118,404       117,664
Other intangibles, net                           184,671       184,159
Deposits and other assets                         40,995        44,982
                                             -----------   -----------
Total assets                                 $ 1,385,128   $ 1,248,204
                                             ===========   ===========
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $    78,146   $   773,380
 Current maturities of financing obligations       4,492         2,148
 Accounts payable                                236,989       132,976
 Accrued liabilities                              88,460        82,191
 Accrued payroll                                  38,624        35,416
 Accrued interest                                  7,220        15,891
 Deferred revenue                                 39,200        33,604
                                             -----------    ----------
Total current liabilities                        493,131     1,075,606

Long-term obligations, less current portion    1,083,083       322,126
Other accrued liabilities                         21,662        21,773
Deferred income taxes                                 70            70

Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                       -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,686 and 31,777
 shares issued and outstanding, respectively          32            32
Additional paid-in capital                       199,151       195,206
Unearned compensation                             (4,128)            -
Retained deficit                                (417,882)     (377,532)
Accumulated other comprehensive income            10,009        10,923
                                             -----------   -----------
Total stockholders' deficit                     (212,818)     (171,371)
                                             -----------   -----------
Total liabilities and stockholders' deficit  $ 1,385,128   $ 1,248,204
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.



                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                                   Thirteen Weeks Ended
                                                  -----------------------
                                                    April 3,     April 2,
                                                     2005          2006
                                                   ---------    ---------
Revenue:
  Rentals                                          $ 216,741   $  570,427
  Product sales                                       17,050      123,938
                                                   ---------    ---------
Total revenue                                        233,791      694,365

Cost of sales:
  Cost of rental revenue                              66,360      173,577
  Cost of product sales                               12,190       93,879
                                                    --------    ---------
Gross profit                                         155,241      426,909


Operating costs and expenses:
 Store operating expenses                            108,479      314,079
 General and administrative                           15,592       44,589
 Amortization of intangibles                             600          733
                                                    --------     --------
Operating income                                      30,570       67,508

Interest expense, net                                    (80)     (27,454)
Equity in losses of
 unconsolidated entities                                (337)           -
                                                    --------     --------
Income before income
 taxes                                                30,153       40,054
Income taxes                                          11,760         (293)
                                                    --------     --------
Net income                                          $ 18,393     $ 40,347
                                                    ========     ========

Net income per share:
   Basic                                             $  0.59     $   1.27
   Diluted                                           $  0.58     $   1.27

Weighted average shares outstanding:
   Basic                                              31,199       31,691
   Diluted                                            31,588       31,754

Cash dividends per common share                      $  0.03     $      -


The accompanying notes are an integral part of this financial statement.


                               Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                   Thirteen Weeks Ended
                                                  -----------------------
                                                   April 3,      April 2,
                                                     2005          2006
                                                  ---------    ----------
Operating activities:
Net income                                        $  18,393     $  40,347
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Rental inventory amortization                      20,429        65,372
  Purchases of rental inventory                     (20,441)      (45,943)
  Purchases of rental inventory-base stock           (3,258)       (5,903)
  Depreciation and intangibles amortization           8,801        26,718
  Stock based compensation                              141           420
  Tax benefit of stock options exercised              2,175             -
  Amortization of debt issuance cost                      -         1,532
  Deferred income taxes                               3,584             -
Changes in operating assets and liabilities, net of
 business acquisitions:
  Merchandise inventory                                (894)        9,465
  Other current assets                               (6,138)       (5,558)
  Deposits and other assets                            (755)          946
  Accounts payable                                  (14,575)     (104,012)
  Accrued interest                                        -         8,669
  Accrued liabilities and deferred revenue            2,590       (12,636)
                                                  ---------     ---------
Net cash provided by (used in) operating
 activities                                          10,052       (20,583)

Investing activities:
Business acquisitions, net of cash acquired          (4,654)         (243)
Purchase of property, furnishings and equipment     (10,612)       (8,983)
Proceeds from disposal of property,
 furnishings and equipment                                -           533
Acquisition of construction phase assets,
 net (non-cash)                                           -         2,331
                                                  ---------     ---------
Net cash used in investing activities               (15,266)       (6,362)

Financing activities:
Repayment of capital lease obligations                    -          (163)
Decrease in financing obligations (non-cash)              -        (2,345)
Net borrowings (repayments) on credit facilities          -        (6,862)
Debt financing fees                                       -        (5,528)
Principal payments on debt                                -       (58,839)
Proceeds from exercise of stock options               3,475             -
Proceeds from employee stock purchase plan              169             -
Payment of dividends                                   (945)            -
                                                  ---------     ---------
Net cash provided by (used in)
 financing activities                                 2,699       (73,737)

Effect of exchange rate changes on cash
 and cash equivalents                                  (394)          (88)
                                                  ---------     ---------
Decrease in cash and cash
 equivalents                                         (2,909)     (100,770)

Cash and cash equivalents at
 beginning of period                                 25,518       135,238
                                                  ---------     ---------
Cash and cash equivalents
   at end of period                               $  22,609     $  34,468
                                                  =========     =========

The accompanying notes are an integral part of this financial statement.



                                 Movie Gallery, Inc.
               Notes to Consolidated Financial Statements (Unaudited)
                                  April 2, 2006


1.  Accounting Policies

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc., and subsidiaries (the "Company"). Investments in unconsolidated subsidiaries where we have significant influence but do not have control are accounted for using the equity method of accounting. We account for investments in entities where we do not have significant influence using the cost method. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The balance sheet at January 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

During the fourth quarter of fiscal year 2005 we began to classify purchases of rental inventory-base stock in operating activities rather than investing activities. The accompanying consolidated statements of cash flows for the thirteen weeks ended April 3, 2005 has been revised to reflect all purchases of rental inventory as operating cash flows. The statement of cash flows for the thirteen weeks ended April 3, 2005, has also been revised to reclassify the book cost of previously viewed movie sales from rental inventory amortization as a reduction of purchases of rental inventory to be consistent with the presentation of the current year first quarter.

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. Accordingly, stock-based compensation for the thirteen weeks ended April 3, 2005 has been reclassified in the statement of operations to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

Change in Accounting Estimate for Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $6.8 million and reduced net income by $6.8 million (net of tax), or $0.21 per diluted share for the thirteen weeks ended April 2, 2006.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested stock, and shares to be issued from the exercise of dilutive common stock options (389,000 and 64,000 for the thirteen weeks ended April 3, 2005 and April 2, 2006, respectively).

Stock Based Compensation

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan, which was subsequently amended in June 2005 (Second Amendment) to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 plan, stock option awards were subject to our 1994 Stock Plan which expired in 2004. As of April 2, 2006, 5,417,033 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and followed the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan, except for the variable options as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Effective with our fiscal year beginning January 2, 2006, we adopted SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123(R)"), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. On December 2, 2005, our Board of Directors approved a resolution to vest all stock options outstanding as of December 2, 2005. The Board decided to fully vest these specific out-of-the-money options, as there was no perceived value in these options to the employee, there were few retention ramifications, and to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of the original vesting schedules affected 716,000 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to January 2, 2006 in the consolidated statements of operations. No assumptions regarding the underlying value of these previously granted stock options were changed upon adoption of SFAS No. 123(R).

Under SFAS No. 123(R), the modified prospective method requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted during the first quarter of fiscal 2006. However, we expect to use the Black-Scholes valuation model for future stock option grants in order to determine fair value. This is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. Because we implemented SFAS No. 123(R), there are no longer any employee stock awards subject to variable accounting treatment.

The weighted-average assumptions used and weighted-average grant-date fair values of options were as follows:

                                                             Thirteen
				                               Weeks
                                       Fiscal Year Ended       Ended
                                    -----------------------  ----------
                                     January 2,   January 1,  April 2,
                                       2005         2006        2006
                                    ----------   ----------  ----------

Expected volatility                     0.632        0.626           -
Risk-free interest rate                  2.97%        3.05%          -%
Expected life of option in years          3.4          3.0           -
Expected dividend yield                   0.6%         5.7%          -%
Weighted average grant date
  fair value per share               $   8.70    $    7.43   $       -



The adoption of SFAS No. 123(R) did not result in any changes in our assumptions regarding estimated future forfeitures; therefore, no cumulative adjustment from accounting change is included in our consolidated statement of operations.

Valuation of awards of service-based non-vested shares were accounted for similarly under APB No. 25, SFAS No. 123 and SFAS No. 123(R), in that all three methods required the use of the grant date fair value as the basis for future expense recognition. Treatment of performance-based non-vested share awards, however, differs between APB No. 25 and SFAS No. 123(R). APB No. 25 required quarterly revaluation of outstanding shares granted based on the quoted market price of our stock, thus resulting in quarterly cumulative adjustments to the extent that prior periods' expense was restated to reflect the new underlying value of the non-vested shares. SFAS No. 123(R), however, values performance-based non-vested shares at the quoted market price of our stock as of the grant date, with no remeasurement.

Prior to the adoption of SFAS No. 123(R), cash retained as the result of cash deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, "Statement of Cash Flows", and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the first quarter of fiscal 2006.

Fair Value Disclosures - Prior to SFAS No. 123(R) Adoption

Stock-based compensation for the three months ended April 3, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the first quarter of fiscal year 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

                                               Thirteen Weeks Ended
                                               --------------------
                                                     April 3,
	                                               2005
                                                    ---------
Net income, as reported                             $  18,393
Add: Stock based compensation
 included in reported net income,
 net of tax                                                86
Deduct: Stock based compensation
 determined under fair value based
 methods for all awards, net of tax                      (279)
                                                    ---------
Pro forma net income                                $  18,200
                                                    =========
Net income per share, as reported:
 Basic                                              $    0.59
 Diluted                                            $    0.58
Pro forma net income per share:
 Basic                                              $    0.58
 Diluted                                            $    0.58


A summary of our stock option activity and related information is as follows:

                                                               Weighted-
                                              Outstanding   Average Exercise
                                                Options     Price Per Share
                                              ------------   ---------------

Outstanding at January 4, 2004                   2,636,093             10.36
    Granted                                        102,000             19.36
    Exercised                                     (875,884)             6.31
    Cancelled                                     (268,653)            13.71
                                              ------------

Outstanding at January 2, 2005                   1,593,556             12.59
    Granted                                         29,500             17.33
    Exercised                                     (575,148)             9.25
    Cancelled                                      (71,157)            17.83
                                              ------------

Outstanding at January 1, 2006                     976,751             14.33
    Granted                                              -              0.00
    Exercised                                            -              0.00
    Cancelled                                      (43,375)            18.38
                                              ------------
Outstanding at April 2, 2006                       933,376             14.14
				              ============

Exercisable at January 2, 2005                   1,024,181              9.34
Exercisable at January 1, 2006                     976,751             14.33
Exercisable at April 2, 2006                       933,376             14.14


The total intrinsic value of options exercised was $8.9 million and $0 for the fiscal year ended January 1, 2006 and for the thirteen weeks ended April 2, 2006, respectively.

Options outstanding as of April 2, 2006 had a weighted-average remaining contractual life of approximately 6 years and exercise prices ranging from $1.00 to $22.00 as follows:

                                                Exercise price of
                                -----------------------------------------------
                                   $1.00 to       $6.00 to         $13.00 to
                                   $3.00          $12.00           $22.00
                                -------------- --------------- ----------------

Options outstanding                 181,864        78,750           672,762
Weighted-average exercise price      $1.64          $6.22            $18.44
Weighted-average remaining
 contractual life                  3.7 years      0.6 years        7.1 years
Options exercisable                 181,864         78,750           672,762
Weighted-average exercise price
 of exercisable options              $1.64          $6.22            $18.44


Service-based nonvested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price of the shares, is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.2 million and $0.3 million for the fiscal year ended January 1, 2006 and for the thirteen weeks ended April 2, 2006, respectively. The total grant date fair value of service-based share awards vested during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006 was $0 and $1.1 million, respectively.

Following is a summary of our service-based nonvested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares              Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 219,431                  25.85
     Cancelled                               (13,000)                 29.45
                                          ----------
Outstanding at January 1, 2006               206,431                  25.62
     Granted                                       -		         -
     Vested 			             (50,006)                 22.94
     Cancelled				     (50,472)		      29.20
					  ----------
Outstanding at April 2, 2006		     105,953	              25.18
				          ==========

Performance-based nonvested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation cost of $0.4 million and $0.1 million for performance-based stock grants were recognized for the fiscal year ended January 1, 2006 and for the thirteen weeks ended April 2, 2006, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28 (EITF 00-23).

Following is a summary of our performance-based nonvested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 113,000                  23.79
     Cancelled                                (6,250)                 12.83
                                          ----------
Outstanding at January 1, 2006               106,750                  24.43
     Granted                                       -		          -
     Vested 			             (40,875)                 29.48
     Cancelled				     (31,250)		      12.83
					  ----------
Outstanding at April 2, 2006		      34,625		      28.94
					  ==========

The total grant date fair value of performance-based share awards vested during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006 was $0 and $1.2 million, respectively.

Total compensation cost related to all non-vested awards that is not yet recognized was $2.8 million at April 2, 2006, and is expected to be recognized over a weighted-average period of approximately two years.

2.  Business Combinations

Merger of Movie Gallery and Hollywood

On April 27, 2005, Movie Gallery and Hollywood Entertainment Corporation ("Hollywood") completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of January 9, 2005 (the "Merger Agreement"). Upon the consummation of the merger, Hollywood became a wholly-owned subsidiary of Movie Gallery. As of the date of the merger, Hollywood operated 2,031 specialty home video retail stores and 20 free-standing video game stores throughout the United States. The merger was made as a strategic expansion of our geographic and urban markets.

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

The purchase price allocation has been revised in the periods following the acquisition in accordance with SFAS No. 141, "Business Combinations," to reflect revisions in our estimates of the fair values of assets acquired and liabilities assumed to correct certain accounts in Hollywood's acquisition date balance sheet. The table below presents a summary of our initial purchase price allocation, together with subsequent revisions and the resulting revised allocation reflected in the accompanying consolidated balance sheets (in thousands):

                                              Initial    Subsequent      As
                                             Allocation  Revisions   Adjusted
Current Assets:
    Cash and cash equivalents                $   18,733 $       -  $   18,733
    Extended viewing fees receivable, net        21,369         -      21,369
    Merchandise inventory                       122,468         -     122,468
    Prepaid expenses                             27,632         -      27,632
    Store supplies and other                     18,146    (5,307)     12,839
                                             ---------- ---------  ----------
Total current assets                            208,348    (5,307)    203,041

Rental inventory                                227,800         -     227,800
Property, furnishings and equipment             238,279       (83)    238,196
Goodwill                                        474,990     3,752     478,742
Other intangibles                               183,894         -     183,894
Deferred income taxes                            64,944   (13,708)     51,236
Deposits and other assets                         1,662         -       1,662
                                             ---------- ---------  ----------
Total assets acquired                         1,399,917   (15,346)  1,384,571

Liabilities
Current Liabilities:
    Current maturities of long-term obligations     557         -         557
    Current maturities of financing obligations  10,385         -      10,385
    Accounts payable                            182,963   (14,728)    168,235
    Accrued liabilities                          65,507     6,697      72,204
    Accrued payroll                              19,691    (1,147)     18,544
    Accrued interest                                 39         -          39
    Deferred revenue                             27,552    (6,168)     21,384
                                             ---------- ---------  ----------
Total current liabilities                       306,694   (15,346)    291,348

Long-term obligations, less current portion         941         -         941
Total liabilities                               307,635   (15,346)    292,289
                                             ---------- ---------  ----------
Net assets acquired                          $1,092,282 $       -  $1,092,282
                                             ========== =========  ==========

The initial allocation shown above was based on the unaudited balance sheet as of April 27, 2005, and our preliminary estimates of fair value, which were revised and adjusted throughout fiscal 2005 and first quarter of 2006 as we completed the analysis of various balance sheet accounts and refined the estimates of the fair values of assets acquired and liabilities assumed. For the thirteen weeks ended April 2, 2006, adjustments were made to the purchase price allocation for accrued liabilities, deferred income taxes, and accounts receivable. Following is a summary of the nature of the significant revisions and the facts and circumstances that required the revisions shown in the preceding table:

- Store supplies and other: We decreased the balance in store supplies by $5.4 million based on the results of subsequent physical inventories and revised estimates. We increased legal related receivables by $0.1 million related to pre-acquisition legal contingencies and the related insurance coverage.

- Deferred income taxes: We wrote-off Hollywood's pre-acquisition deferred income tax balances and set-up new deferred income tax balances based on the differences between the financial reporting basis of assets and liabilities and their underlying tax basis, including amounts assigned to Hollywood's carryover tax attributes The net impact of these adjustments decreased deferred tax assets by $13.7 million.

- Accounts payable: During fiscal 2005, we completed an analysis of accounts payable to our studio vendors based on detailed reconciliations and revised estimates, the net effect of which decreased accounts payable by $14.7 million as of April 27, 2005.

- Accrued liabilities: The revisions to the initial allocation included:

   - recorded a $6.6 million liability for employee separation costs for Hollywood employees who were terminated shortly before and after the merger in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

   - adjusted Hollywood's favorable and unfavorable operating leases to net fair value of $2.9 million, based on a report received from an independent valuation consultant in the third quarter.

   - reduced Hollywood's pre-acquisition legal contingencies $1.2 million to the amount we concluded was probable based on management's assessment of the individual matters using all available information.

   - reduced accruals for Hollywood's pre-merger expenses by $2.0 million to reflect the actual amounts paid.

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

- Accrued payroll: We reduced our estimate of Hollywood's accrued bonuses by $1.1 million to reflect actual amounts subsequently earned (considering the impact of employee separations and changes to the bonus plans implemented as of the transaction date by Movie Gallery).

- Deferred revenue: We decreased Hollywood's deferred revenue associated with stored value (gift) card by $6.2 million to reflect the estimated fair value associated with redemptions in accordance with EITF 01-3, "Accounting in a Business Combination for Deferred Revenue of an Acquiree." This adjustment was determined, in part, based on an analysis of the fair value completed by the valuation advisors in the third quarter.

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

After giving consideration to the effect of the revisions described above, we allocated a total of $478.7 million to goodwill, of which an impairment charge of $361.2 million was recorded against in 2005. We paid a substantial premium to acquire Hollywood for several reasons, including:

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

- Operating efficiencies: The combined operations of Movie Gallery and Hollywood are expected to improve operational performance due to greater distribution density, consolidation of duplicative functions and the adoption of best practices at the 4,773 store locations for the combined company.

In addition, in order to acquire Hollywood, we participated in a competitive bidding process against Leonard Green & Partners L.L.P. and Blockbuster, Inc. Our successful bid was $1.25 per share lower than Blockbuster, Inc.'s bid. However, Hollywood's stock (NASDAQ: HLYW) was trading at a significant premium to book value due, in part, to merger and acquisition speculation.

The operations of Hollywood Entertainment have been included in our consolidated results of operations from April 27, 2005 forward. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2005, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs for terminated corporate personnel, substantially all of which occurred shortly after the merger. The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the thirteen weeks ended April 3, 2005 as though the companies had been combined as of the beginning of fiscal year 2005. (in thousands, except per share data).

                             (unaudited)

                           13 weeks ended
                            April 3, 2005
                           --------------
Total revenue                  $  709,276
Operating income                   80,132
Net income                         35,294
Net income per share:
  Basic                              1.13
  Diluted                            1.12


The summary pro forma data includes adjustments to depreciation, amortization and lease expenses to reflect the allocation of purchase price to record Hollywood's assets and liabilities at their estimated fair values. In addition, pro forma net income reflects increases in interest expense related to the incremental borrowings under our bank credit facilities and Senior Notes as if such financing had taken place at the beginning of fiscal year 2005.

The historical financial data of Hollywood (not separately presented herein) for periods prior to the merger (included in the pro forma presentation above), includes $5.8 million (before taxes) of transaction costs and professional services related to merger activities incurred in the thirteen weeks ended April 3, 2005.

Merger Reserves

We established merger reserves, which were treated as liabilities of the acquired business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with our severance agreements. Total payments of $2.5 million and $0.8 million were made for the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006, respectively, leaving a $3.3 million reserve as of April 2, 2006.

We closed 50 Game Crazy departments shortly after the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures were not charged to current operations, but rather were recognized as acquired liabilities in purchase accounting, resulting in an increase to goodwill.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                              -----------  ----------
                                               January 1,    April 2,
                                                 2006         2006
                                              -----------  ----------
        Land and buildings                      $  19,372  $   20,379
        Fixtures and equipment                    280,532     280,474
        Leasehold improvements                    248,525     247,579
        Construction phase assets                   4,542       2,211
        Equipment under capital lease               1,659       1,659
                                              -----------  ----------
                                                  554,630     552,302
        Less accumulated depreciation
         and amortization                        (222,412)   (241,693)
                                              -----------  ----------
                                                $ 332,218  $  310,609
                                              ===========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.3 and $0.4 million at January 1, 2006 and April 2, 2006, respectively. Depreciation expense related to property, furnishings and equipment was $ 8.1 million and $25.0 million for the thirteen weeks ended April 3, 2005 and April 2, 2006, respectively.

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

The effective tax rate was a provision of 39.0% and a benefit of 0.7% for the thirteen weeks ended April 3, 2005 and April 2, 2006 respectively. The projected annual effective tax rate is a provision of 3.8% which differs from the benefit of 0.7% for the quarter ended April 2, 2006 due to unique items the Company recognized during the quarter, including a tax benefit related to a decrease in the valuation allowance and a change in estimate of state taxes payable for the year ended January 1, 2006. The decrease in the annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Because of the existence of the valuation allowance, we generally expect that our federal income tax provision will be very low or negligible until such time as the valuation allowance is depleted through future taxable income or we determine it is no longer necessary. Likewise, we do not currently expect that we will be able to recognize any significant federal income tax benefit on future net operating losses because those benefits would most likely cause us to increase the valuation allowance by a corresponding amount in the foreseeable future.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 1, 2006        April 2, 2006
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $      -  $          -  $    141  $          -
  Hollywood Video       -        118,404             -   117,523             -
                                --------  ------------  --------  ------------
Total goodwill                  $118,404  $          -  $117,664  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,205  $    (10,110) $ 12,242  $   (10,326)
Trademarks:
 Hollywood Video   Indefinite    170,959             -   171,142            -
 Game Crazy         15 years       4,000          (178)    4,000         (244)
Customer lists       5 years       8,994        (1,199)    8,994       (1,649)
                                --------  ------------  --------  ------------
                                $196,158  $    (11,487) $196,378  $   (12,219)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for fiscal year 2006 and the five succeeding fiscal years is as follows (in thousands):

                     2006                           2,315
                     2007                           2,690
                     2008                           2,471
                     2009                           2,285
                     2010                             954
                     2011                              24

The changes in the carrying amounts of goodwill for the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006, are as follows (in thousands):

          Net balance as of January 2, 2005           $   143,761
          Goodwill acquired (including revisions)         497,593
           Impairment                                    (522,950)
                                                      -----------
          Net balance as of January 1, 2006               118,404
          Goodwill acquired                                   141
          Change in goodwill                                 (881)
                                                      -----------
          Net balance as of April 2, 2006             $   117,664
                                                      ===========

6. Store Closure, Merger and Restructuring Reserves

During the fourth quarter of fiscal year ended January 1, 2006, we notified 101 Movie Gallery associates that their positions will be relocated or eliminated as part of our integration plan to consolidate Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $2.7 million, of which approximately $1.2 million and $0.9 million was recognized during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006, respectively, with the remainder to be expensed over the remaining retention service period for the impacted associates in 2006 in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." There were cash payments charged to the reserve of $0.2 million during the thirteen weeks ended April 2, 2006.

In the fourth quarter of 2005, we decided to close 64 Movie Gallery stores that overlapped trade areas served by competing Hollywood stores. We recorded store closure costs of $9.6 million related to these store closures, which included $1.8 million in non-cash write-offs of store fixtures and equipment and $7.6 million of reserves for operating lease obligations payable through the end of the lease terms, net of probable sublease income, and $0.3 million for other cash costs associated with these store closures, all of which were closed in the fourth quarter. Cash payments charged to the reserve were $1.6 million during the thirteen weeks ended April 2, 2006. The remaining reserves for future lease payments are expected to be paid in fiscal 2006 through 2012.

We established merger reserves, which were treated as liabilities of the acquired business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the our severance agreements. Total payments of $2.5 million and $0.8 million were made for the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006, respectively, leaving a $3.3 million reserve as of April 2, 2006.


                                       Movie     Hollywood
                                      Gallery      Video      Total
                                    ----------  ---------  ---------
Store closure reserve:
Balance as of January 1, 2006       $   10,112  $   3,613   $ 13,725
Additions and
 adjustments                            (1,339)          -    (1,339)
Payments                                (1,605)      (166)    (1,771)
                                    ----------  ----------  --------
Balance as of April 2, 2006         $    7,168  $   3,447   $ 10,615
                                    ==========  =========   ========

Termination benefits:
Balance as of January 1, 2006       $    1,190  $   4,116   $  5,306
Additions and
 adjustments                               809          -        809
Payments                                  (178)      (769)      (947)
                                    ----------  ---------   --------
Balance as of April 2, 2006         $    1,821  $   3,347   $  5,168
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $      701  $       -   $    701
Total termination
 benefits cost                      $    2,700  $   6,655   $  9,355


7.  Long-Term Debt

Long term debt consists of the following (in thousands):


                                           January 1,     April 2,
           Instrument                        2006           2006
-----------------------------------       -------------------------

Movie Gallery senior notes                $  321,489   $  321,628
Credit Facility:
  Term A Loan                                 85,500       79,650
  Term B Loan                                746,250      693,318
  Revolving credit facility                    6,862            -
 Hollywood senior notes                          450          450
 Capital leases                                  678          460
                                          -----------  ----------
 Total                                     1,161,229    1,095,506
 Less current portion                        (78,146)    (773,380)
                                          -----------  ----------
                                          $1,083,083   $  322,126
                                          ===========  ==========

On March 15, 2006, we executed a second amendment to our Credit Facility effective through the fourth quarter 2006. We accounted for the second amendment as a modification pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and accordingly have continued to defer $19.0 million of unamortized deferred financing costs associated with the Credit Agreement. We incurred fees related to the second amendment totaling $5.5 million, which have been deferred in accordance with EITF 96-19 and will be amortized over the remaining term of the Credit Agreement.

The second amendment made various changes to the Credit Facility which included:

- A requirement for us to provide monthly financial reporting and cash flow forecasts to the bank group.

- More restrictive operating covenants regarding our ability to incur indebtedness, pay dividends, redeem our capital stock, make capital expenditures, make acquisitions, and other covenants. Also, certain mandatory prepayment provisions have been modified.

- New pricing for the interest rates on the Term Loans and Revolver. For the period starting April 1, 2006, through the submission of the first quarter 2006 covenant package to the administrative agent, the interest rate for the Term Loan A and Revolver will be set at LIBOR plus 5.00%. After submission of the covenant package, the pricing is as follows:

                     Leverage Ratio       LIBOR Margin
                        > 4.00                5.00%
                      3.25 - 4.00             3.50%
                      2.75 - 3.25             2.75%
                      2.25 - 2.75             2.50%
                      1.75 - 2.25             2.25%
                        < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% starting April 1, 2006 through the submission of the first quarter covenant package. After submission of the covenant package, the interest rate will be LIBOR plus 5.25% if our leverage ratio exceeds 4.00;
otherwise the rate will be LIBOR plus 3.75%.

When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest).

- The second amendment provides relief through the fourth quarter of 2006 related to our compliance with the quarterly leverage ratio, fixed charge coverage ratio, and interest coverage tests. The quarterly financial covenants revert to the original covenants commencing with the first quarter of 2007. The covenant levels contained in the second amendment are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
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

As of April 2, 2006, we were in compliance with our Credit Facility financial covenants as a result of the debt covenant relief we obtained in the second amendment. However, while we anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006, based on projected operating results it is probable that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor", all amounts outstanding under the Credit Facility have been classified as current liabilities as of April 2, 2006.

Assuming continued compliance with the applicable debt covenants under the Credit Facility, as amended, we expect cash on hand, cash from operations, cash from non-core asset sales, and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including any additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for the remainder of 2006. If amounts outstanding under the Credit Facility were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our Senior Notes and certain leases, could also become due and payable immediately. Should the outstanding obligation under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a large majority of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty and could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

Our ability to comply with these covenants may be affected by events and circumstances beyond management's control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit creditors to declare all amounts owing to be immediately due and payable, and to terminate any commitments to make further extensions of credit. If we were unable to repay our debt service obligations under the Credit Facility or the Senior Notes our secured creditors could proceed against the collateral securing the indebtedness owed to them.

8.  Comprehensive Income

Comprehensive income is as follows (in thousands):

                                             April 3,      April 2,
                                               2005          2006
                                            ----------   ----------
Net income                                   $  18,393     $ 40,347
Foreign currency translation
 adjustment                                       (394)         (88)
Change in value of interest rate swap                -        1,002
                                             ---------    ---------
Comprehensive income                         $  17,999    $  41,261
                                             =========    =========

9.  Commitments and Contingencies

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

At April 2, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.0 million of which $2.3 million relates to pre-acquisition contingencies. The recorded reserves for some matters may require adjustment in future periods and those adjustments could be material. Under SFAS No. 141 "Business Combinations," some or all of any future revisions to the recorded reserves for pre-acquisition contingencies may be required to be treated as revisions to the preliminary purchase price allocation (described in Note 2) which generally would be recorded as adjustments to goodwill. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Boards, Inc.

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

10.  Segment Reporting

As of April 27, 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. The segments are based on store branding. Movie Gallery represents 2,700 video stores serving mainly rural markets in the U.S, Canada, and Mexico, Hollywood Video represents 2,056 video stores serving predominantly urban markets, and Game Crazy represents 649 in-store departments and 17 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                    Thirteen Weeks Ended
                                       April 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  244,394 $  377,415  $ 72,556  $  694,365
Depreciation and
 amortization                9,395     14,546     2,777      26,718
Rental amortization         28,787     36,585         -      65,372
Operating income(loss)      15,364     53,706    (1,562)     67,508
Goodwill, net                  141    117,523         -     117,664
Total assets               391,975    755,638   100,591   1,248,204
Purchases of property,
 furnishings and
 equipment                   6,819      2,090        74       8,983


For the comparable period ended April 2, 2005, there was only one reportable segment, which was Movie Gallery. Prior year consolidated results are the Movie Gallery segment totals for those periods.

11. Subsequent Events

On April 7, 2006, our Executive Vice President and Chief Financial Officer resigned for personal reasons. Our Senior Vice President and Treasurer has been appointed interim Chief Financial Officer. In addition to these changes, several other management and administrative positions were consolidated or eliminated. We will record severance costs totaling $2.8 million in the second quarter of fiscal year 2006 related to the consolidation of these positions.

On April 17, 2006, we entered into a management agreement with Hilco Real Estate, LLC under which we and Hilco will initiate a program to restructure leases at more than 1,000 existing Movie Gallery and Hollywood video stores.

12. Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes ("Subsidiary Guarantors"), which include Movie Gallery US, LLC.; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Thirteen weeks ended April 3, 2005
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 200,499  $  16,242 $       - $ 216,741
  Product sales                     -    15,601      1,449         -    17,050
                            --------- ---------  --------- --------- ---------
Total revenue                       -   216,100     17,691         -   233,791

Cost of sales:
  Cost of rental revenue            -    61,315      5,045         -    66,360
  Cost of product sales             -    11,231        959         -    12,190
                            --------- ---------  --------- --------- ---------
Gross profit                        -   143,554     11,687         -   155,241


Operating costs and expenses:
 Store operating expenses           -    99,856      8,623         -   108,479
 General and administrative        59    14,244      1,289         -    15,592
 Amortization of intangibles        -       559         41         -       600
                             --------  --------   --------  -------- ---------
Operating income(loss)            (59)   28,895      1,734         -    30,570

Interest expense, net               -      (107)        27         -       (80)
Equity in losses of
 unconsolidated entities         (337)        -          -         -      (337)
Equity in earnings of
 subsidiaries                  18,651     1,038          -   (19,689)        -
                             --------  --------   --------  -------- ---------
Income before income
 taxes                         18,255    29,826      1,761   (19,689)   30,153
Income taxes (benefit)           (138)   11,175        723         -    11,760
                             --------  --------   --------  -------- ---------
Net income                   $ 18,393  $ 18,651   $  1,038  $(19,689) $ 18,393
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended April 2, 2006
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 547,597  $  22,830 $       - $ 570,427
  Product sales                     -   121,115      2,823         -   123,938
                            --------- ---------  --------- --------- ---------
Total revenue                       -   668,712     25,653         -   694,365

Cost of sales:
  Cost of rental revenue            -   164,863      8,714         -   173,577
  Cost of product sales             -    91,233      2,646         -    93,879
                            --------- ---------  --------- --------- ---------
Gross profit                        -   412,616     14,293         -   426,909


Operating costs and expenses:
 Store operating expenses           -   301,010     13,069         -   314,079
 General and administrative     2,791    40,595      1,203         -    44,589
 Amortization of intangibles        -       697         36         -       733
                             --------  --------   --------  -------- ---------
Operating income(loss)         (2,791)   70,314        (15)        -    67,508

Interest expense, net         (19,826)   (7,547)       (81)        -   (27,454)
Equity in earnings of
 subsidiaries                  62,935       (70)         -   (62,865)        -
                             --------  --------   --------  -------- ---------
Income before income
 taxes                         40,318    62,697        (96)  (62,865)   40,054
Income taxes                      (29)     (238)       (26)        -      (293)
                             --------  --------   --------  -------- ---------
Net income                   $ 40,347  $ 62,935   $    (70) $(62,865) $ 40,347
                             ========  ========   ========  ======== =========


Condensed Consolidating Balance Sheet
January 1, 2006
(in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents  $        - $ 133,901 $  1,337 $        -  $ 135,238
 Merchandise inventory, net          -   132,757    3,693          -    136,450
 Prepaid expenses                   19    39,495    1,879          -     41,393
 Store supplies and other            -    22,177    2,017          -     24,194
                             --------- --------- --------  ---------  ---------
Total current assets                19   328,330    8,926          -    337,275

Rental inventory, net                -   354,091   17,474          -    371,565
Property, furnishings and
 equipment, net                      -   315,604   16,614          -    332,218
Goodwill, net                        -   118,404        -          -    118,404
Other intangibles, net               -   184,271      400          -    184,671
Deposits and other assets       32,292     8,127      576          -     40,995
Investments in subsidiaries    902,135    19,790        -   (921,925)         -
                             --------- --------- --------  ---------  ---------
Total assets                 $ 934,446$1,328,617 $ 43,990  $(921,925)$1,385,128
                             ========= ========= ========  =========  =========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
   long-term obligations    $   77,557 $     533 $     56  $       - $  78,146
 Current maturities of
   financing obligations             -     4,492        -          -     4,492
 Accounts payable                    -   230,436    6,553          -   236,989
 Accrued liabilities           (13,378)   99,608    2,230          -    88,460
 Accrued payroll                   386    37,164    1,074          -    38,624
 Accrued interest                7,130        58       32          -     7,220
 Deferred revenue                    -    38,709      491          -    39,200
                             --------- --------- --------  --------- ---------
Total current liabilities       71,695   411,000   10,436          -   493,131

Long-term obligations,
  less current portion       1,075,682       538    6,863          - 1,083,083
Other accrued liabilities            -    20,209    1,453          -    21,662
Deferred income taxes                -      (345)     415          -        70
Intercompany promissory note
  (receivable)                (384,200)  384,200        -          -         -
Payable to (receivable from)
  affiliate                    384,087  (389,120)   5,033          -         -
Stockholders' equity
  (deficit)                   (212,818)  902,135   19,790   (921,925) (212,818)
                             --------- --------- --------  --------- ---------
Total liabilities and
 stockholders' equity
 (deficit)                   $ 934,446$1,328,617 $ 43,990  $(921,925)$1,385,128
                             ========= ========= ========  =========  =========



Condensed Consolidating Balance Sheet
April 2, 2006
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents $       -   $  31,748 $  2,720  $      -   $  34,468
 Merchandise inventory,net         -     124,011    3,038         -     127,049
 Prepaid expenses                  5      43,669    1,869         -      45,543
 Store supplies and other          -      23,785    1,907         -      25,692
 Deferred income taxes, net        -           -        -         -           -
                            ---------   --------- --------  -------   ---------
Total current assets               5     223,213    9,534         -     232,752

Rental inventory, net              -     341,529   16,509         -     358,038
Property, furnishings and
 equipment, net                    -     294,415   16,194         -     310,609
Goodwill, net                      -     117,651       13         -     117,664
Other intangibles, net             -     183,790      369         -     184,159
Deposits and other assets     37,428       6,948      606         -      44,982
Investments in
 subsidiaries                876,417      19,752        -  (896,169)          -
                           ---------   --------- --------  --------- ----------
Total assets              $  913,850  $1,187,298 $ 43,225 $(896,169) $1,248,204
                           =========   =========  =======  ========  ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations      772,968         412        -         -     773,380
Current maturities of
  financing obligations            -       2,148        -         -       2,148
 Accounts payable                  -     128,842    4,134         -     132,976
 Accrued liabilities         (13,002)     92,547    2,646         -      82,191
 Accrued payroll                 225      34,501      690                35,416
 Accrued interest             15,840          65      (14)        -      15,891
 Deferred revenue                  -      33,254      350         -      33,604
                          ----------   --------- --------  --------   ---------
Total current liabilities    776,031     291,769    7,806         -   1,075,606

Long-term obligations,less
 current portion             321,627         497        2         -     322,126
Other accrued liabilities          -      20,296    1,477         -      21,773
Deferred income taxes              -        (345)     415         -          70
Intercompany promissory note
 (receivable)               (384,200)    384,200        -         -          -
Payable to(receivable from)
 affiliate                   371,763    (385,536)  13,773         -          -
Stockholders' equity
 (deficit)                  (171,371)    876,417   19,752  (896,169)  (171,371)
                           ---------   --------- --------  --------   ---------
Total liabilities and
 stockholders' equity
 (deficit)                 $ 913,850  $1,187,298  $43,225 $(896,169) $1,248,204
                           =========  ========== ======== ========== ==========


Consolidating Condensed Statement of Cash Flow
Thirteen weeks ended April 3, 2005
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income                   $ 18,393 $  18,651  $  1,038 $ (19,689) $  18,393
Equity earnings in
 subsidiaries                 (18,651)   (1,038)        -    19,689          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -    17,747     2,682         -     20,429
Purchases of rental
 inventory                          -   (18,471)   (1,970)        -    (20,441)
Purchases of rental
 inventory-base stock               -    (2,902)     (356)        -     (3,258)
Depreciation and
 intangibles amortization           -     8,119       682         -      8,801
Stock based compensation (non
 Cash)                            141         -         -         -        141
Tax benefit of stock
 options exercised              2,175         -         -         -      2,175
Deferred income taxes               -     3,498        86         -      3,584
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -      (555)     (339)        -       (894)
  Other current assets            (29)   (5,778)     (331)        -     (6,138)
  Deposits and other assets        75      (935)      105         -       (755)
  Accounts payable                  -   (12,697)   (1,878)        -    (14,575)
  Accrued liabilities and
   deferred revenue            (1,356)    3,225       721         -      2,590
                             -------- ---------  --------  --------  ---------
Net cash provided by
 operating activities             748     8,864       440         -     10,052

Investing Activities:
Business acquisitions,
 net of cash acquired               -    (4,756)      102         -     (4,654)
Purchase of property,
 furnishings and equipment          -    (9,175)   (1,437)        -    (10,612)
Investment in subsidiaries     (6,380)      (90)        -     6,470          -
                             -------- ---------  --------  --------  ---------
Net cash used in investing
 activities                    (6,380)  (14,021)   (1,335)    6,470    (15,266)

Financing Activities:
Proceeds from exercise
 of stock options               3,475         -         -         -      3,475
Intercompany payable/
 receivable                         -      (377)      377         -         -
Proceeds from employee
 stock purchase plan              169         -         -         -        169
Capital contribution
 from parent                        -     6,380        90    (6,470)         -
Dividend to parent              2,933    (2,933)        -         -          -
Payment of dividends             (945)        -         -         -       (945)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by financing activities        5,632     3,070       467    (6,470)     2,699

Effect of exchange rate
 changes on cash and
 cash equivalents                   -      (394)        -         -       (394)
                             -------- ---------  --------  --------  ---------
Decrease in cash and
 cash equivalents                   -    (2,481)     (428)        -     (2,909)

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      1 $  13,230  $  9,378  $      -  $  22,609
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Thirteen Weeks ended April 2, 2006
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-   Elimin-   Consol-
                              Parent   iaries    iaries    ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)            $ 40,347  $ 62,935  $    (70) $(62,865) $  40,347
Equity earnings in
 subsidiaries                 (62,935)       70         -    62,865          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -    60,241     5,131         -     65,372
Purchases of rental
 inventory                          -   (42,031)   (3,912)        -    (45,943)
Purchases of rental
 inventory base stock               -    (5,649)     (254)        -     (5,903)
Depreciation and
 intangibles amortization           -    25,604     1,114         -     26,718
Stock based compensation          693      (273)        -         -        420
Amortization of debt
 issuance cost                  1,532         -         -         -      1,532
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -     8,809       656         -      9,465
  Other current assets             14    (5,693)      121         -     (5,558)
  Deposits and other assets         -       977       (31)        -        946
  Accounts payable                  -  (101,594)   (2,418)        -   (104,012)
  Accrued interest              8,709         6       (46)        -      8,669
  Accrued liabilities and
   deferred revenue              (120)  (12,435)      (81)        -    (12,636)
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) operating
  activities                  (11,760)   (9,033)      210         -    (20,583)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (223)      (20)        -       (243)
Purchase of property,
 furnishings and equipment          -    (8,323)     (660)        -     (8,983)
Proceeds from disposal of
 property, furnishings and
 equipment                          -       533         -         -        533
Acquisition of construction
 phase assets, net (non cash)       -     2,331         -         -      2,331
Investment in subsidiaries     88,570       (30)        -   (88,540)         -
                            --------- ---------  --------  --------  ---------
Net cash provided by
(used in)investing
 activities                    88,570    (5,712)     (680)  (88,540)    (6,362)

Financing Activities:
Repayment of capital
 lease obligations                  -      (163)        -         -       (163)
Intercompany payable/
 receivable                   (12,498)    3,758     8,740         -          -
Decrease in financing
 obligations (non cash)             -    (2,345)        -         -     (2,345)
Net borrowings on credit
 facilities                         -         -    (6,862)        -     (6,862)
Debt financing fees            (5,528)        -         -         -     (5,528)
Principal payments on
 debt                         (58,784)        -       (55)        -    (58,839)
Capital contribution from
 parent                             -         -        30       (30)         -
Dividend to parent                  -   (88,570)        -    88,570          -
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                   (76,810)  (87,320)    1,853    88,540    (73,737)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       (88)        -         -        (88)
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          -  (102,153)    1,383         -   (100,770)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  31,748  $  2,720  $      -  $  34,468
                             ======== =========  ========  ========  =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. This acquisition increased our total revenues to over $2.6 billion on a pro-forma annual basis with a store count of over 4,700 stores and substantially increased our urban market presence. We currently plan to maintain the Hollywood brand and store format and to open approximately 140 new Movie Gallery and Hollywood Video stores for the full year 2006 period, subject to market and industry conditions and the integration of Hollywood. Movie Gallery's eastern-focused rural and secondary market presence and Hollywood's western-focused prime urban and suburban superstore locations combine to form a strong nationwide geographical store footprint.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. The studios have historically maintained an exclusive window for home video distribution (DVDs and video cassettes available for rental and sale), which provides the home video industry with an approximate 45 day period during which they can rent and sell new releases before they are made available on pay-per-view or other distribution channels. According to Kagan Research, the domestic home video industry accounted for approximately 51% of domestic studio movie revenue in 2005. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies have been designed to maximize store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business. We intend to apply these same disciplines to the Hollywood brand where appropriate.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our strategy.

- Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management teams continuously review inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize revenues at each location. Additionally, our teams monitor revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least twelve full months, to assess the performance of our business.

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

- Store level cost control. The most significant store expenses are payroll and rent, followed by facilities-related and supply expenditures. We attempt to control these expenses primarily through budgeting systems and centralization of purchases in our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We are also able to adjust store hours and staffing levels to specific market conditions as well as leverage best practices from both Movie Gallery and Hollywood to reduce expense and increase operating efficiency.

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

- Operating cash flows. We have generated significant levels of cash flow from operations for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. An exception to this was the acquisition of Hollywood, which we funded through a combination of significant long-term debt and cash on-hand.

There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December and January due to the holidays in these months as well as inclement weather conditions.
Additionally, revenues generally rise in the months of June, July and August when most schools are out of session, providing consumers with additional discretionary time to spend on entertainment. September is typically the lowest revenue period with schools back in session and the premiere of "new" fall broadcast television programs. The Game Crazy operating segment experiences more traditional retail revenue peaks, which are more significantly weighted towards holiday periods and when schools are out of session.

On April 7, 2006, Timothy R. Price, Movie Gallery's Executive Vice President and Chief Financial Officer, resigned for personal reasons. Mark D. Moreland, Senior Vice President and Treasurer, was appointed Interim Chief Financial Officer in addition to his current responsibilities. In addition to these changes, several other management and administrative positions were consolidated or eliminated. We will record severance costs totaling $2.8 million in the second quarter of fiscal 2006 related to the consolidation of these positions. In addition, on April 17, 2006, we entered into a management agreement with Hilco Real Estate, LLC under which we and Hilco will initiate a program to restructure leases at more than 1,000 existing Movie Gallery and Hollywood Video stores.

Hollywood Acquisition

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility. We paid $862.1 million to purchase all of Hollywood's outstanding common stock and $384.7 million to refinance Hollywood's debt. As part of the refinancing of Hollywood's debt, Hollywood executed a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011, pursuant to which $224.6 million were tendered. The Hollywood acquisition was financed using Hollywood's cash on-hand of approximately $180.0 million, a senior secured credit facility guaranteed by all of our domestic subsidiaries in an aggregate principal amount of $870.0 million, and an issuance of $325.0 million of 11% senior unsecured notes.

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

We will maintain the Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused on consolidating the leadership functions in the brands. This is complete for the Human Resources, Real Estate, Legal, Lease Administration, Finance, Information Systems, Loss Prevention, Product, Merchandising, and Distribution functions. The respective leaders of these support organizations continue to evaluate opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, we have identified cost savings opportunities in both Movie Gallery's and Hollywood's cost structures, and we anticipate that we will identify additional opportunities in the future. The combined companies also are evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business with our business or that we will achieve any further cost savings.

During the fourth quarter of 2005, we notified 101 Movie Gallery associates that their positions will be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to these associates will be approximately $2.7 million, of which approximately $1.2 million and $0.9 million were recognized during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006, respectively, with the remainder to be expensed over the remaining retention service period for the impacted associates in 2006 in accordance with SFAS
No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." There were cash payments charged to the reserve of $0.2 million during the thirteen weeks ended April 2, 2006.

We estimate the integration-related efficiencies and savings achieved during fiscal 2005 to be in excess of $20 million. These savings have been driven principally by improvements in the supply chain for Movie Gallery branded stores, consolidation of our Real Estate and Architecture functions, inventory utilization, and elimination of duplicative executive management. We continue to identify and implement additional savings opportunities. We expect that total savings, including new projects in 2006 combined with the full year 2006 impact of the savings already achieved in 2005 will be in excess of $50 million.

Other Acquisitions

By letter dated August 29, 2005, Boards Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores and 17 Game Crazy stores owned and operated by Boards pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards which was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. It is anticipated that the transaction will close in 2006.

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen weeks ended April 3, 2005 and April 2, 2006.

Results of Operations

The financial information provided in the Selected Financial Statement and Operational Data is not comparable on a year-over-year basis due to the acquisition of Hollywood, which occurred April 27, 2005. The results of operations for the thirteen weeks ended April 3, 2005 does not include Hollywood results, whereas the results of operations for the thirteen weeks ended April 2, 2006 includes Hollywood results.

Selected Financial Statement and Operational Data:

                                                      Thirteen Weeks Ended
                                                    -----------------------
                                                      April 3,    April 2,
                                                        2005        2006
                                                     ---------  ----------
                                                           (unaudited)
                                                    ($ in thousands, except
                                                    per share and store data)

Rental revenue                                       $ 216,741  $  570,427
Product sales                                           17,050     123,938
                                                     ---------  ----------
  Total revenue                                        233,791     694,365

Cost of rental revenue                                  66,360     173,577
Cost of product sales                                   12,190      93,879
                                                     ---------  ----------
Total gross profit                                   $ 155,241  $  426,909

Store operating expenses                             $ 108,479  $  314,079
General and administrative expenses                  $  15,592  $   44,589
Operating income                                     $  30,570  $   67,508
Interest expense, net                                $     (80) $  (27,454)
Equity in losses of unconsolidated entities          $    (337) $        -
Net income                                           $  18,393  $   40,347
Net income per diluted share                         $    0.58  $     1.27

Cash dividends per common share                      $    0.03  $        -

Rental margin                                            69.4%       69.6%
Product sales margin                                     28.5%       24.3%
Total gross margin                                       66.4%       61.5%

Percent of total revenue:
Rental revenue                                           92.7%       82.2%
Product sales                                             7.3%       17.8%
Store operating expenses                                 46.4%       45.2%
General and administrative expenses                       6.7%        6.4%
Operating income                                         13.1%        9.7%
Interest expense, net                                     0.0%        4.0%
Net income                                                7.9%        5.8%

Total same-store revenues                                 1.5%       (6.5%)
Movie Gallery same-store revenues                         1.5%       (3.7%)
Hollywood same-store revenues (1)                         3.7%       (7.7%)

Total same-store rental revenues                          2.5%       (7.7%)
Movie Gallery same-store revenues                         2.5%       (5.6%)
Hollywood same-store revenues (1)                         0.1%       (8.8%)

Total same-store product sales                           (9.3%)      (0.8%)
Movie Gallery same-store sales                           (9.3%)      18.2%
Hollywood same-store sales (1)                           19.4%       (3.9%)

Store count:
   Beginning of period                                   2,482       4,749
   New store builds                                         62          70
   Stores acquired                                          18           -
   Stores closed                                           (19)        (46)
                                                     ---------  ----------
   End of period                                         2,543       4,773
                                                     =========  ==========

(1) The information above reflects the historical store operating statistics previously reported by Hollywood Entertainment. Hollywood's store operating statistics for periods prior to April 27, 2005 are not otherwise included in the consolidated statements of operations. Hollywood same-store revenues are presented on a pro forma basis as if the merger had been completed at the beginning of fiscal 2005 and are inclusive of the Game Crazy operating segment.

Revenue

For the thirteen weeks ended April 2, 2006, consolidated total revenues increased 197.0% from the comparable period in 2005, primarily due to the acquisition of Hollywood. Same-store total revenues were negative 6.5% for the first quarter of 2006, which consisted of a 7.7% decline in same-store rental revenue and a 0.8% decline in same-store product revenue.

With the acquisition of Hollywood, our revenue has shifted more to product revenue and away from rental revenues versus the comparable period in fiscal 2005. The Game Crazy operating segment is the primary driver of this shift in revenue mix. We expect this trend to continue.

For the thirteen weeks ended April 2, 2006, the Movie Gallery operating segment total revenues increased 4.5% from the comparable period in 2005. The increase was due to an increase of approximately 7.2% in the average number of stores operated during the first quarter of 2006 compared to the first quarter of 2005. The increase was partially offset by a same-store total revenue decrease of 3.7% for the first quarter of 2006, which consisted of a 5.6% decline in same-store rental revenue and an 18.2% increase in same-store product sales revenue.

The addition of Hollywood operating segment revenue for the thirteen weeks ended April 2, 2006 accounted for 97.7% of the total revenue increases. Hollywood total same-store revenues were negative 7.7% for the first quarter of 2006, which consisted of an 8.8% decline in same-store rental revenue and a 3.9% decline in same-store product sales revenue.

The following factors contributed to a decrease in our total same-store revenues for both the Movie Gallery and Hollywood operating segments for the first quarter of 2006 versus the first quarter of 2005:

-Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the soft home video release schedule, the maturation of the DVD life cycle, the overabundance of DVD titles available in the marketplace and alternative delivery channels.

-Game rental revenue declined, reflecting the weakness of the new game titles currently being released and the industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for release later in 2006.

Cost of Sales

The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the first quarter of 2006 was 69.6% versus 69.4% for the comparable quarter of 2005. A charge of $6.8 million, or $0.21 per diluted share, was recorded against rental margins in the first quarter of 2006 to reflect changes in rental amortization estimates. Factors contributing to the gross margin increase include an increase in the percentage of DVD movies acquired under revenue sharing arrangements and a decrease in the percentage of revenue from promotionally discounted previously viewed movies.

Cost of product sales includes the costs of new video and used video game merchandise taken in on trade for the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks ended April 2, 2006 was 24.3% compared to 28.5% for the comparable quarter of 2005. The decrease in product sales margin was primarily caused by the higher penetration of new movies and new game merchandise sales. The acquisition of the Game Crazy operating segment acquired with Hollywood will continue to increase the percent to total revenue of new game merchandise sales for the first and second quarters of 2006.

Operating Costs and Expenses

Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue were 46.4% and 45.2% for the thirteen weeks ended April 3, 2005 and April 2, 2006, respectively. The decrease was due to the acquisition of Hollywood and its lower operating costs and expenses as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses as a percentage of revenues were 6.7% and 6.4% for the thirteen weeks ended April 3, 2005, and thirteen weeks ended April 2, 2006, respectively. The decrease in general and administrative expenses as a percentage of revenue was primarily due to the acquisition of Hollywood and its lower general and administrative costs as a percentage of revenue.

Stock Compensation Expense.

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan, which was subsequently amended in June 2005 (Second Amendment) to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 plan, stock option awards were subject to our 1994 Stock Plan which expired in 2004. As of April 2, 2006, 5,417,033 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and followed the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan, except for the variable options as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Effective with our fiscal year beginning January 2, 2006, we adopted SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123(R)"), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. On December 2, 2005, our Board of Directors approved a resolution to vest all stock options outstanding as of December 2, 2005. The Board decided to fully vest these specific out-of-the-money options, as there was no perceived value in these options to the employee, there were few retention ramifications, and to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of the original vesting schedules affected 716,000 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to January 2, 2006 in the consolidated statements of operations. No assumptions regarding the underlying value of these previously granted stock options were changed upon adoption of SFAS No. 123(R).

Under SFAS No. 123(R), the modified prospective method requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted during the first quarter of fiscal 2006. However, we expect to use the Black-Scholes valuation model for future stock option grants in order to determine fair value. This is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. Because we implemented SFAS No. 123(R), there are no longer any employee stock awards subject to variable accounting treatment.

The adoption of SFAS No. 123(R) did not result in any changes in our assumptions regarding estimated future forfeitures; therefore, no cumulative adjustment from accounting change is included in our consolidated statement of operations.

Valuation of awards of service-based non-vested shares were accounted for similarly under APB No. 25, SFAS No. 123 and SFAS No. 123(R), in that all three methods required the use of the grant date fair value as the basis for future expense recognition. Treatment of performance-based non-vested share awards, however, differs between APB No. 25 and SFAS No. 123(R). APB No. 25 required quarterly revaluation of outstanding shares granted based on the quoted market price of our stock, thus resulting in quarterly cumulative adjustments to the extent that prior periods' expense was restated to reflect the new underlying value of the non-vested shares. SFAS No. 123(R), however, values performance-based non-vested shares at the quoted market price of our stock as of the grant date, with no remeasurement.

Prior to the adoption of SFAS No. 123(R), cash retained as the result of cash deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, "Statement of Cash Flows", and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the first quarter of fiscal year of 2006.

Service-based nonvested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price of the shares, is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.2 million and $0.3 million for the fiscal year ended January 1, 2006 and for the thirteen weeks ended April 2, 2006, respectively. The total grant date fair value of service-based share awards vested during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006 was $0 and $1.1 million, respectively.

Performance-based nonvested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation cost of $0.4 million and $0.1 million for performance-based stock grants were recognized for the fiscal year ended January 1, 2006 and for the thirteen weeks ended April 2, 2006, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28 (EITF 00-23).

The total grant date fair value of performance-based share awards vested during the fiscal year ended January 1, 2006 and the thirteen weeks ended April 2, 2006 was $0 and $1.2 million, respectively.

Total compensation cost related to all non-vested awards that is not yet recognized was $2.8 million at April 2, 2006, and is expected to be recognized over a weighted-average period of approximately two years.

Interest Expense, net.

Net income for the first quarter of 2006 includes $27.5 million pre-tax, or $0.86 per diluted share, in interest expense, principally related to borrowings used to fund the acquisition of Hollywood. We expect to incur significant interest expense for the foreseeable future. Interest expense for the first quarter of 2005 amounted to $0.1 million, a substantial portion of which related to credit facility fees and expenses.

Equity in Losses of Unconsolidated Entities.

During the last half of 2003, we began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. We do not anticipate that any of these alternatives will replace our base video rental business. As of January 1, 2006, we have completely written off our investments in these unconsolidated entities, either through recognizing our proportionate share of the investee losses under the equity method, by disposing of the related interests, or through write-offs for investments we deemed to be worthless. Although we have no present intentions to do so, in the future we may make, subject to covenant limitations, similar investments that we will be required to account for as equity investments similar to the investments we have made in the past. The write-offs of our share of investee losses were higher for the first quarter of 2005, as the remaining balances were written off in 2005.

Income Taxes.

The effective tax rate was a provision of 39.0% and a benefit of 0.7% for the thirteen weeks ended April 3, 2005 and April 2, 2006, respectively. The projected annual effective tax rate is a provision of 3.8% which differs from the benefit of 0.7% for the quarter ended April 2, 2006, due to unique items the Company recognized during the quarter, including a tax benefit related to a decrease in the valuation allowance and a change in estimate of state taxes payable for the year ended January 1, 2006. The decrease in the annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Because of the existence of the valuation allowance, we generally expect that our federal income tax provision will be very low or negligible until such time as the valuation allowance is depleted through future taxable income or we determine it is no longer necessary. Likewise, we do not currently expect that we will be able to recognize any significant federal income tax benefits on future net operating losses because those benefits would most likely cause us to increase the valuation allowance by a corresponding amount in the foreseeable future.

Liquidity and Capital Resources

Our primary capital needs are for seasonal working capital, debt service, new store investment, and remodeling and relocating existing stores. We fund our capital needs primarily by cash flow from operations and, as necessary, loans under our senior secured credit facility (the "Credit Facility"). The Credit Facility, which we entered into in connection with the acquisition of Hollywood and the refinancing of Hollywood's existing indebtedness, is in an aggregate amount of $848.0 million, consisting of a five-year $75.0 million revolving credit facility (the "Revolver") and two term loan facilities in an aggregate principal amount of $773.0 million as of April 2, 2006. Term Loan A is a $79.7 million five-year facility that matures on April 27, 2010 and Term Loan B is a $693.3 million six-year facility that matures on April 27, 2011. Also in connection with the Hollywood acquisition and refinancing, we issued $325.0 million in aggregate principal amount of 11% senior unsecured notes due 2012 (the "Senior Notes").

At April 2, 2006, we had cash and cash equivalents of $34.5 million, $48.8 million in available borrowings under our Credit Facility, and $26.2 million drawn under the Revolver, comprised entirely of letters of credit. Although there can be no assurances, we believe that cash flow available from operations, availability under the $75.0 million Revolver, and sales of non-core assets will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service for fiscal 2006.

Our ability to fund our current plan of operations will depend upon our future performance, which is subject to general economic, financial, competitive, industry and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to fund capital resource needs, cover the ongoing costs of operating the business, remain in compliance with the financial covenants contained in the Credit Facility, or service our current level of indebtedness or any debt we may incur in the future. If we are unable to satisfy these requirements with our available cash resources, we may be required to sell assets or to obtain additional financing. There are no assurances that we can complete these sales or obtain financing on reasonable terms.

Term Loan A and Term Loan B require aggregate quarterly prepayments of principal in the amounts of 5.0% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first quarter of 2010, after which the mandatory Term Loan B prepayments escalate. In addition to these prepayments, the Credit Facility also requires us to make prepayments in an amount equal to 100% of any Excess Cash Flow, which generally represents the amount of cash generated by the Company but not used towards operations, debt service, or investments. The Excess Cash Flow payment for fiscal 2005 was $56.9 million, paid on March 31, 2006, applied to repay $5.8 million Term Loan A indebtedness and $51.1 million Term Loan B indebtedness.

On March 15, 2006, we executed a second amendment to the Credit Facility, effective through the fourth quarter of 2006, that relaxed the financial covenants, restricted our ability to fund capital expenditures, perform asset sales, and use equity proceeds, and increased interest rates.
We accounted for the second amendment as a modification pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and accordingly have continued to defer $19.0 million of unamortized deferred financing costs associated with the Credit Facility. We incurred significant fees related to the second amendment totaling $5.5 million, which have been deferred in accordance with EITF 96-19 and will be amortized over the remaining term of the Credit Agreement.

The second amendment made various changes to the Credit Facility which included:

- A requirement for us to provide monthly financial reporting and cash flow forecasts to the bank group.

- More restrictive operating covenants regarding our ability to incur indebtedness, pay dividends, redeem our capital stock, make capital expenditures, make acquisitions, and other covenants. Also, certain mandatory prepayment provisions have been modified.

- New pricing for the interest rates on the Term Loans and Revolver. For the period starting April 1, 2006, through the submission of the first quarter 2006 covenant package to the administrative agent, the interest rate for the Term Loan A and Revolver will be set at LIBOR plus 5.00%. After submission of the covenant package, the pricing is as follows:

                      Leverage Ratio       LIBOR Margin
                         > 4.00                5.00%
                       3.25 - 4.00             3.50%
                       2.75 - 3.25             2.75%
                       2.25 - 2.75             2.50%
                       1.75 - 2.25             2.25%
                         < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% starting April 1, 2006 through the submission of the first quarter covenant package. After submission of the covenant package, the interest rate will be LIBOR plus 5.25% if our leverage ratio exceeds 4.00;
otherwise the rate will be LIBOR plus 3.75%.

When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest).

- The second amendment provides relief through the fourth quarter of 2006 related to our compliance with the quarterly leverage ratio, fixed charge coverage ratio, and interest coverage tests. The quarterly financial covenants revert to the original covenants commencing with the first quarter of 2007. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent, less capital expenditures relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to cash interest expense.

The covenant levels contained in the Credit Facility, as amended, are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
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

As of April 2, 2006, we were in compliance with our Credit Facility financial covenants as a result of the debt covenant relief we obtained in the second amendment. However, while we anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006, based on projected operating results it is probable that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor", all amounts outstanding under the Credit Facility have been classified as current liabilities as of April 2, 2006.

Assuming continued compliance with the applicable debt covenants under the Credit Facility, as amended, we expect cash on hand, cash from operations, cash from non-core asset sales, and available borrowings under the Revolver to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including any additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for the remainder of 2006. If amounts outstanding under the Credit Facility were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our Senior Notes and certain leases, could also become due and payable immediately. Should the outstanding obligation under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a large majority of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty and could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

We are exploring several alternative strategies to remain in compliance with the terms of our Credit Facility, including, among other things, operational improvement through capitalizing on merger integration synergy opportunities, raising additional equity, divesting certain non-core assets, sale/leaseback transactions, and subleasing and restructuring leases at our stores. We cannot assure you that any of these actions will be successful, or that any sales of assets, additional debt or equity financings or further debt amendments can be obtained.

Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and to terminate any commitments to make further extensions of credit. If we are unable to repay our debt service obligations under the Credit Facility or the Senior Notes, our secured creditors could proceed against the collateral securing the indebtedness owed to them.

The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The Credit Facility is secured by first priority security interests in, and liens on, substantially all of our and our direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly-owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by us in our existing and future wholly-owned non-domestic subsidiaries.

Contractual Obligations. The following table discloses our contractual obligations and commercial commitments as of April 2, 2006. The operating lease information presented is as of January 1, 2006; however, these amounts approximate the obligations as of April 2, 2006 (in thousands):

Contractual                                  2-3         4-5     More than
Obligations           Total      1 Year     Years       Years     5 Years
---------------    ----------  ----------  --------    --------   ----------
Principal Payments
  Credit Facility
   Term Loan A (1) $   79,650  $   79,650  $      -    $      -   $        -
   Term Loan B (1)    693,318     693,318         -           -            -
   Revolver                 -           -         -           -            -
   Excess Cash
     Flow Sweep (2)
         Term A             -           -         -           -            -
         Term B             -           -         -           -            -
  Senior Notes        325,450           -         -           -      325,450
  Capital leases          460         412        48           -            -
Interest
  Term Loan A (3)       7,320       7,320         -           -            -
  Term Loan B (3)      70,639      70,639         -           -            -
  Hedge agreement      (2,576)     (2,576)        -           -            -
  Senior Notes        217,743      35,793    71,587      71,587       38,776
  Capital leases           13          12         1           -            -
Operating leases    1,612,492     367,033   578,443     356,577      310,439
                   ----------  ----------  --------   ---------   ----------
Total              $3,004,509  $1,251,601  $650,079   $ 428,164   $  674,665
                   ----------  ----------  --------   ---------   ----------

(1) As of April 2, 2006, we were in compliance with the applicable financial covenant tests as a result of the debt covenant relief obtained in the second amendment to the Credit Facility. However, while we anticipate complying with the financial covenants at each test date through the remainder of fiscal 2006, based on projected operating results, it is probable that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," all amounts outstanding under the Credit Agreement as of April 2, 2006 have been classified as current liabilities.

(2) Future prepayments of indebtedness under the amended Credit Facility will be required in an amount equal to our Excess Cash Flow, as defined in the Credit Facility. The amount of these prepayments cannot be estimated at this time.

(3)Interest rates based on current LIBOR rates plus margin.   As of April 2,
2006, the Term Loan A and Term Loan B rates are 9.98% and 10.23%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments. Actual amounts will differ from these estimates, and the difference based on interest rate changes and our leverage coverage ratio may be material.


                                                     Thirteen Weeks Ended
                                                  ------------------------
                                                    April 3,     April 2,
                                                      2005         2006
                                                  ----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by (used in) operating
 activities                                       $   10,052    $  (20,583)
Net cash (used in) investing activities              (15,266)       (6,362)
Net cash provided by (used in)
 financing activities                                  2,699       (73,737)

Net income increased by $22.0 million for the thirteen weeks ended April 2, 2006 over the same period in fiscal 2005 primarily due to the inclusion of Hollywood operating results. Significant non-cash operating activity changes primarily driven by Hollywood include a $17.9 million increase in depreciation expense, a $44.9 million change in rental amortization and a $25.5 million change in rental purchases. These changes include a $6.8 million charge related to a change in accounting estimates of amortization and an $11.9 million reduction in rental purchases during the quarter. During the thirteen weeks ended April 2, 2006, we used $104.0 million of cash toward payment of our accounts payable balances. This was driven by seasonal pay down of accounts payable, lower first quarter of 2006 inventory purchases, credit restrictions on the part of certain vendors and inclusion of Hollywood operating results.

The decrease in net cash used in investing activities during the thirteen weeks ended April 2, 2006 compared to the same period in fiscal 2005 is primarily due to lower purchases of property, furnishings, and equipment and limited business acquisitions. During the thirteen weeks ended April 2, 2005, we purchased 18 stores in separate transactions totaling $4.7 million. While we did not acquire any stores during the thirteen weeks ended April 2, 2006, we did acquire $0.2 million in inventory from a competitive store location. In addition, we opened 70 internally developed stores and closed 46 stores during the thirteen weeks ended April 2, 2006 compared to opening 62 internally developed stores and closing 19 stores during the thirteen weeks ended April 3, 2005. We expect the majority of our planned fiscal 2006 new stores will be internally developed. Capital requirements to fund our projected new store growth of 140 stores for fiscal 2006 are estimated at $16 million.
Additionally in fiscal year 2006, we estimate $19 million in other on-going capital expenditure requirements for the existing store base. These estimates do not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition is expected to occur in fiscal 2006; however, no purchase price has been negotiated to date related to this pending acquisition.

Net cash flow related to financing activities decreased for the thirteen weeks ended April 2, 2006 as a result of the excess cash flow payment required under our Credit Facility and the second amendment to the Credit Facility. The excess cash flow payment is an annual requirement and our fiscal 2005 payment of $58.8 million was made in accordance with the provisions of the Credit Facility on March 31, 2006. In addition, in order to complete the second amendment to the Credit Facility, we paid off the outstanding Revolver loans of $6.9 million and pay lenders fees of $5.5 million on March 15, 2006.

At April 2, 2006, we had a working capital deficit of $842.9 million, due to the accounting treatment of rental inventory and the reclassification of our Credit Facility to current liabilities. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as non-current results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Except as noted below, no changes have occurred to our critical accounting policies during the thirteen weeks ended April 2, 2006.

Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment, such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, to remain current with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $6.8 million and reduced net income by $6.8 million (net of tax), or $0.21 per diluted share, for the thirteen weeks ended April 2, 2006.

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

The interest payable on the Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into a two-year interest rate swap to exchange $280 million of the variable-rate Credit Facility debt for 4.06% fixed rate debt. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $4.8 million on the non-hedged principal, based on both the outstanding balance on the Credit Facility as of April 2, 2006 and the Credit Facility's mandatory principal payment schedule.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of April 2, 2006, management concluded that the Company's disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended January 1, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's assessment identified material weaknesses in the Company's internal control over financial reporting as of January 1, 2006 that are in the process of being remediated as of April 2, 2006, as described further below. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended January 1, 2006, for additional information on Management's Report on Internal Controls Over Financial Reporting.

As of April 2, 2006, the unremediated material weaknesses were:

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

Remediation

The Company has taken the following actions to address these material weaknesses:

Ineffective procurement and receiving processes. As reported in the Company's Form 10-K for the year ended January 1, 2006, several key controls did not function effectively to provide reasonable assurance that rental and merchandise inventory received at Company-operated distribution centers were appropriately accumulated, processed and recorded in the proper period. This combination of control deficiencies resulted in adjustments to accounts payable, rental inventory, merchandise inventory, costs of product sales, and rental inventory. As of April 2, 2006, the affected procurement and receiving processes have been integrated with other Company processes that have been operating effectively. As such, this integration effort has effectively remediated these control deficiencies.

Capitalizing costs. Management has drafted a capital policy that includes guidance and thresholds in accounting for fixed asset additions and developed a monitoring control to regularly review the details of fixed asset additions in accordance with the draft policy.

Management has taken the actions described above, which it believes address the material weakness related to properly capitalizing costs. Tests for effectiveness of these controls will be completed in future quarters. As a result, management will not be able to conclude on the success of the remediation until that time. Remediation efforts surrounding ineffective management review of account analyses and reconciliations, and inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions will occur in future quarters in conjunction with integrating the Company's two accounting departments into a single department. Additionally, effectiveness in these areas will be dependent upon obtaining and maintaining qualified staff in these control areas, including finding a replacement for Bart Walker, Senior Vice President and Controller, who resigned from the company effective April 28, 2006.

Other Changes in Internal Control over Financial Reporting

On April 7, 2006, Timothy R. Price, the Company's Chief Financial Officer resigned and Mark D. Moreland was appointed interim Chief Financial Officer. Additionally, Bart Walker, Senior Vice President and Controller, resigned effective April 28, 2006. Further, pursuant to ongoing merger and process integration efforts arising out of the Hollywood acquisition, there continues to be a transition of certain financial reporting functions from the Company's headquarters in Dothan, Alabama to the Wilsonville, Oregon location. Other than these changes and the remediation of the material weaknesses described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

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

At April 2, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.0 million of which $2.3 million relates to pre-acquisition contingencies. The recorded reserves for some matters may require adjustment in future periods and those adjustments could be material. Under SFAS No. 141 "Business Combinations," some or all of any future revisions to the recorded reserves for pre-acquisition contingencies may be required to be treated as revisions to the preliminary purchase price allocation (described in Note 2) which generally would be recorded as adjustments to goodwill. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Item 1A. Risk Factors

Our Annual Report of Form 10-K for the year ended January 1, 2006 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

Since our acquisition of Hollywood in April 2005, we have entered into two amendments of our senior credit facility pursuant to which certain covenants in our senior credit facility were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected, and this risk may be exacerbated by the reclassification of borrowings under our senior credit facility as current liabilities on our balance sheet. We cannot assure you that our trade creditors will not further change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms. To the extent our trade creditors change their terms in a manner that is adverse to us, this will increase the amount of cash that we need to operate our business, which may not be available on acceptable terms from lenders, or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  May 12, 2006              /s/ Mark D. Moreland
                                 ------------------------------
                                 Mark D. Moreland,
                                 Senior Vice President, Interim
                                 Chief Financial Officer and
                                 Treasurer