Form 10-Q
period 2006-07-02
MOVIE GALLERY INC
filed 2006-08-15
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 2, 2006

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

        Securities registered pursuant to Section 12(g) of the Act:  None

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of August 3, 2006 was 31,838,669.


Part I - Financial Information

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Forward-looking statements include statements regarding our ability to comply with the covenants contained in our senior credit facility, our ability to make projected capital expenditures and our ability to achieve cost savings in connection with our acquisition of Hollywood Entertainment Corporation, as well as general market conditions, competition and pricing.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including, but not limited to, risks and uncertainties that:

-  revenues are less than projected;

- we are unable to comply with the revised financial covenants contained in our senior credit facility;

- our real estate subleasing program and other initiatives fail to generate anticipated cost reductions;

- the availability of new movie releases priced for sale negatively impacts consumers' desire to rent movies;

- unforeseen issues arise with the continued integration of the Hollywood Entertainment business;

- our actual expenses or liquidity requirements differ from estimates and expectations;

-  consumer demand for movies and games is less than expected;

-  the availability of movies and games is less than expected; or

-  competitive pressures are greater than anticipated.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and, in that regard, we caution the readers of this Form 10-Q that the important factors described under Part II, Item 1A. Risk Factors in this Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.


Item 1. Financial Statements

                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             -------------------------
                                              January 1,      July 2,
                                                 2006          2006
                                             -----------   -----------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $   135,238  $     21,151
 Merchandise inventory, net                      136,450       121,855
 Prepaid expenses                                 41,393        48,366
 Store supplies and other                         24,194        24,027
                                             -----------   -----------
Total current assets                             337,275       215,399

Rental inventory, net                            371,565       343,484
Property, furnishings and equipment, net         332,218       294,084
Goodwill, net                                    118,404       117,918
Other intangibles, net                           184,671       183,504
Deposits and other assets                         40,995        43,247
                                             -----------   -----------
Total assets                                 $ 1,385,128   $ 1,197,636
                                             ===========   ===========
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $    78,146   $   778,710
 Current maturities of financing obligations       4,492         4,069
 Accounts payable                                236,989        92,156
 Accrued liabilities                              88,460        73,107
 Accrued payroll                                  38,624        45,254
 Accrued interest                                  7,220         7,326
 Deferred revenue                                 39,200        36,185
                                             -----------    ----------
Total current liabilities                        493,131     1,036,807

Long-term obligations, less current portion    1,083,083       322,233
Other accrued liabilities                         21,662        22,862
Deferred income taxes                                 70         1,522

Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                       -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,686 and 31,839
 shares issued and outstanding, respectively          32            32
Additional paid-in capital                       199,151       195,417
Unearned compensation                             (4,128)            -
Retained deficit                                (417,882)     (392,430)
Accumulated other comprehensive income            10,009        11,193
                                             -----------   -----------
Total stockholders' deficit                     (212,818)     (185,788)
                                             -----------   -----------
Total liabilities and stockholders' deficit  $ 1,385,128   $ 1,197,636
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.



                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                              -----------------------   ----------------------
                                July 3,       July 2,      July 3,     July 2,
                                 2005          2006         2005        2006
                               ---------    ---------    ---------   ---------
Revenue:
  Rentals                      $ 420,332    $ 493,546    $ 637,073  $1,063,975
  Product sales                   84,397      107,739      101,447     231,677
                               ---------    ---------    ---------   ---------
Total revenue                    504,729      601,285      738,520   1,295,652

Cost of sales:
  Cost of rental revenue         142,751      154,904      209,111     328,481
  Cost of product sales           59,439       77,413       71,629     171,293
                                --------    ---------     --------   ---------
Gross profit                     302,539      368,968      457,780     795,878


Operating costs and expenses:
 Store operating expenses        262,194      307,772      370,673     621,851
 General and administrative       37,402       46,245       52,994      90,834
 Amortization of intangibles         954          708        1,554       1,441
                                --------     --------     --------    --------
Operating income                   1,989       14,243       32,559      81,752

Interest expense, net            (16,923)     (30,694)     (17,003)    (58,147)
Write-off of bridge financing     (4,234)           -       (4,234)          -
Equity in losses of
 unconsolidated entities            (469)           -         (806)          -
                                 --------    --------     --------    --------
Income (loss) before income
 taxes                            (19,637)    (16,451)      10,516      23,605
Income taxes                       (7,448)     (1,553)       4,312      (1,847)
                                 --------    --------     --------    --------
Net income (loss)                $(12,189)   $(14,898)    $  6,204    $ 25,452
                                 ========    ========     ========    ========

Net income (loss) per share:
   Basic                          $ (0.39)   $  (0.47)    $   0.20    $   0.80
   Diluted                        $ (0.39)   $  (0.47)    $   0.19    $   0.80

Weighted average shares outstanding:
   Basic                           31,574      31,828       31,386      31,759
   Diluted                         31,574      31,828       31,831      31,828

Cash dividends per common share   $  0.03    $   0.00     $   0.06    $   0.00


The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                  Twenty-Six Weeks Ended
                                                  ----------------------
                                                    July 3,      July 2,
                                                     2005         2006
                                                  ---------    ---------
Operating activities:
Net income                                        $   6,204    $  25,452
Adjustments to reconcile net income to net cash
 provided by (used in)operating activities:
  Rental inventory amortization                      91,528      119,750
  Purchases of rental inventory                     (68,892)     (82,236)
  Purchases of rental inventory-base stock           (9,685)      (9,434)
  Depreciation and intangibles amortization          31,146       52,080
  Gain on disposal of property, furnishings
   and equipment                                          -         (697)
  Stock-based compensation                              563        1,057
  Tax benefit of stock options exercised              2,946            -
  Amortization of debt issuance cost                    865        3,243
  Deferred income taxes                              (2,336)         687
Changes in operating assets and liabilities, net of
 business acquisitions:
  Extended viewing fees receivable, net              12,767            -
  Merchandise inventory                               7,748       14,709
  Other current assets                               (1,419)      (7,326)
  Deposits and other assets                          (8,734)         (75)
  Accounts payable                                  (60,561)    (144,096)
  Accrued interest                                   17,198          105
  Accrued liabilities and deferred revenue           20,012       (8,404)
                                                  ---------    ---------
Net cash provided by (used in)
 operating activities                                39,350      (35,185)

Investing activities:
Business acquisitions, net of cash acquired      (1,094,060)        (319)
Purchase of property, furnishings and equipment     (32,450)     (15,091)
Proceeds from disposal of property,
 furnishings and equipment                                -        1,320
Acquisition of construction phase assets, net         1,762          373
                                                  ---------    ---------
Net cash used in investing activities            (1,124,748)     (13,717)

Financing activities:
Repayment of capital lease obligations                 (105)        (328)
Decrease in financing obligations                    (1,965)        (424)
Net borrowings (repayments) on credit facilities     25,066       (1,395)
Debt financing fees                                 (29,119)      (5,528)
Proceeds from issuance of long-term debt          1,116,120            -
Principal payments on long-term debt                 (1,093)     (58,840)
Proceeds from exercise of stock options               5,177            -
Proceeds from employee stock purchase plan              169            -
Payment of dividends                                 (1,894)           -
                                                  ---------    ---------
Net cash provided by (used in)
 financing activities                             1,112,356      (66,515)

Effect of exchange rate changes on cash
 and cash equivalents                                (1,354)       1,330
                                                  ---------    ---------
Increase (decrease) in cash and
 cash equivalents                                    25,604     (114,087)
Cash and cash equivalents at
 beginning of period                                 25,518      135,238
                                                  ---------    ---------
Cash and cash equivalents
   at end of period                               $  51,122    $  21,151
                                                  =========    =========

The accompanying notes are an integral part of this financial statement.



                                Movie Gallery, Inc.
               Notes to Consolidated Financial Statements (Unaudited)
                                  July 2, 2006


1.  Accounting Policies

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc., and its subsidiaries (the "Company"). Investments in unconsolidated subsidiaries where we have significant influence but do not have control are accounted for using the equity method of accounting. We account for investments in entities where we do not have significant influence using the cost method. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The balance sheet at January 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week and twenty-six week periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or net income.

During the fourth quarter of fiscal year 2005 we began to classify purchases of rental inventory-base stock in operating activities rather than investing activities. The accompanying consolidated statements of cash flows for the twenty-six weeks ended July 3, 2005 has been revised to reflect all purchases of rental inventory as operating cash flows. The statement of cash flows for the twenty-six weeks ended July 3, 2005, has also been revised to reclassify the book cost of previously viewed movie sales from rental inventory amortization as a reduction of purchases of rental inventory to be consistent with the presentation in the current year.

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views on a variety of matters relating to stock-based payments upon adoption of Statement of Financial Accounting Standard 123(R), "Share-Based Payment." SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. Accordingly, stock-based compensation for the thirteen and twenty-six weeks ended July 3, 2005 has been reclassified in the statement of operations to correspond to current year presentation within the same operating expense line items as cash compensation paid to employees.

Change in Accounting Estimate for Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $4.5 million and $11.3 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively. This reduced net income by $4.1 million and $12.2 million (net of tax), or $0.13 and $0.38 per diluted share for the thirteen and twenty-six weeks ended July 2, 2006, respectively.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested stock, and shares to be issued from the exercise of dilutive common stock options (445,000 and 69,000 for the twenty-six weeks ended July 3, 2005 and July 2, 2006, respectively). Due to our loss in the thirteen weeks ended July 3, 2005, securities consisting of options convertible into 1,091,000 shares of common stock and 189,000 shares of non-vested stock were excluded from the calculation of diluted earnings (loss) per share, as their inclusion in the diluted earnings (loss) per share calculation would have been anti-dilutive. Due to our loss in the thirteen weeks ended July 2, 2006, securities consisting of options convertible into 182,000 shares of common stock were excluded from the calculation of diluted earnings (loss) per share, as their inclusion in the diluted earnings (loss) per share calculation would have been anti-dilutive.

Stock Based Compensation

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan, which was subsequently amended in June 2005 (Second Amendment) to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 plan, stock option awards were subject to our 1994 Stock Plan, which expired in 2004. As of July 2, 2006, 5,262,418 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and followed the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan, except for the variable options as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Effective with our fiscal year beginning January 2, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. On December 2, 2005, our Board of Directors approved a resolution to vest all stock options outstanding as of December 2, 2005. The Board decided to fully vest these specific out-of-the-money options, as there was no perceived value in these options to the employee, there were few retention ramifications, and to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of the original vesting schedules affected 716,000 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to January 2, 2006 in the consolidated statements of operations. No assumptions regarding the underlying value of these previously granted stock options were changed upon adoption of SFAS No. 123(R).

Under SFAS No. 123(R), the modified prospective method requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted in fiscal 2006. However, we expect to use the Black-Scholes valuation model for future stock option grants in order to determine fair value. This is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. Because we implemented SFAS No. 123(R), there are no longer any employee stock awards subject to variable accounting treatment.

The weighted-average assumptions used and weighted-average grant-date fair values of options for fiscal year 2006 and 2005 were as follows:

					                     Twenty-Six
							       Weeks
                                       Fiscal Year Ended       Ended
                                    -----------------------  ----------
                                     January 2,   January 1,   July 2,
                                       2005         2006        2006
                                    ----------   ----------  ----------

Expected volatility                     0.632        0.626          -
Risk-free interest rate                 2.97%        3.05%          -%
Expected life of option in years        3.4          3.0            -
Expected dividend yield                 0.6%         5.7%           -%
Weighted average grant date
  fair value per share              $   8.70    $    7.43   $       -



The adoption of SFAS No. 123(R) did not result in any changes in our assumptions regarding estimated future forfeitures for grants outstanding as of January 1, 2006; therefore, no cumulative adjustment from accounting change is included in our consolidated statement of operations.

Valuation of awards of service-based non-vested shares was accounted for similarly under APB No. 25, SFAS No. 123 and SFAS No. 123(R), in that all three methods required the use of the grant date fair value as the basis for future expense recognition. Treatment of performance-based non-vested share awards, however, differs between APB No. 25 and SFAS No. 123(R). APB No. 25 required quarterly revaluation of outstanding shares granted based on the quoted market price of our stock, thus resulting in quarterly cumulative adjustments to the extent that prior periods' expense was restated to reflect the new underlying value of the non-vested shares. SFAS No. 123(R), however, values performance-based non-vested shares at the quoted market price of our stock as of the grant date, with no re-measurement.

Prior to the adoption of SFAS No. 123(R), cash retained as the result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, "Statement of Cash Flows," and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the first quarter of fiscal 2006.

Fair Value Disclosures - Prior to SFAS No. 123(R) Adoption

Stock-based compensation for the thirteen and twenty-six weeks ended July 3, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the thirteen and twenty-six weeks ended July 3, 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                   --------------------  ----------------------
                                         July 3,                July 3,
                                          2005                   2005
                                       ---------              ---------

Net income (loss), as reported         $ (12,189)             $   6,204
Add: Stock based compensation
 included in reported net income,
 net of tax                                  246                    332
Deduct: Stock based compensation
 determined under fair value based
 methods for all awards, net of tax         (521)                  (800)
                                       ---------              ---------
Pro forma net income/(loss)            $ (12,464)             $   5,736
                                       =========              =========
Net income/(loss) per share, as reported:
 Basic                                 $   (0.39)             $    0.20
 Diluted                               $   (0.39)             $    0.19

Pro forma net income/(loss) per share:
 Basic                                 $   (0.39)             $    0.18
 Diluted                               $   (0.39)             $    0.18


A summary of our stock option activity and related information is as follows:

                                                               Weighted-
                                              Outstanding   Average Exercise
                                                Options     Price Per Share
                                              ------------  ----------------

Outstanding at January 1, 2006                     976,751              14.33
    Granted                                           0.00               0.00
    Exercised                                         0.00               0.00
    Cancelled                                      (81,000)             18.44
                                               -----------
Outstanding at July 2, 2006                        895,751              13.95
					      ============

Exercisable at January 1, 2006                     976,751              14.33
Exercisable at July 2, 2006                        895,751              13.95


The total intrinsic value of options exercised was $8.9 million and $0 for the fiscal year ended January 1, 2006 and for the twenty-six weeks ended July 2, 2006, respectively.

Options outstanding as of July 2, 2006 had a weighted-average remaining contractual life of approximately 6 years and exercise prices ranging from $1.00 to $22.00 as follows:

                                                Exercise price of
                                -----------------------------------------------
                                   $1.00 to       $6.00 to         $13.00 to
                                   $3.00          $12.00           $22.00
                                -------------- --------------- ----------------

Options outstanding                 181,864        78,750           635,137
Weighted-average exercise price      $1.64          $6.22            $18.44
Weighted-average remaining
    contractual life               3.4 years      0.3 years        6.9 years
Options exercisable                 181,864         78,750           635,137
Weighted-average exercise price
    of exercisable options           $1.64          $6.22            $18.44


Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.2 million and $0.7 million for the fiscal year ended January 1, 2006 and for the twenty-six weeks ended July 2, 2006, respectively. The total grant date fair value of service-based share awards vested during the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006 was $0 and $1.5 million, respectively.

Following is a summary of our service-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 219,431                  25.85
     Cancelled                               (13,000)                 29.45
                                          ----------
Outstanding at January 1, 2006               206,431                  25.62
     Granted                               1,257,650		       6.89
     Vested 				     (60,740)                 24.55
     Cancelled			             (51,822)		      29.28
					  ----------
Outstanding at July 2, 2006		   1,351,519		       8.10
					  ==========

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.4 million and $0.3 million for performance-based stock grants was recognized for the fiscal year ended January 1, 2006 and for the twenty-six weeks ended July 2, 2006, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28 (EITF 00-23).

Following is a summary of our performance-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 113,000                  23.79
     Cancelled                                (6,250)                 12.83
                                          ----------
Outstanding at January 1, 2006               106,750                  24.43
     Granted                                       -		          -
     Vested 				     (50,500)                 28.84
     Cancelled				     (31,250)		      12.83
					  ----------
Outstanding at July 2, 2006		      25,000		      30.03
					  ==========

The total grant date fair value of performance-based share awards vested during the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006 was $0 and $1.5 million, respectively.

Total compensation cost related to all non-vested awards that is not yet recognized was $10.4 million at July 2, 2006, and is expected to be recognized over a weighted-average period of approximately three years.

Recently Issued Accounting Pronouncements

On March 28, 2006, the Financial Accounting Standards Board ("FASB") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We are in the process of evaluating the effect of EITF 06-3 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," that clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)-6" that addresses certain major implementation issues related to FASB Interpretation No. 46(R)-6. FSP FIN 46(R)-6 is effective prospectively for all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R). We are in the process of evaluating the effect of FSP FIN 46(R)-6 on our financial statements.

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

Under the terms of the Merger Agreement, Hollywood shareholders received $13.25 in cash for each Hollywood share they owned. Approximately $862.1 million in cash was paid in exchange for (i) all outstanding common stock of Hollywood and
(ii) all outstanding vested and unvested stock options of Hollywood. Hollywood's outstanding indebtedness was repaid at the time of the merger for a total of $381.5 million, of which $161.4 million was paid by Hollywood with the remainder funded by Movie Gallery with proceeds from a new credit facility ("Credit Facility") and the issuance of $325.0 million principal amount of 11% Senior notes due 2012 ("Senior Notes"). The total consideration paid was approximately $1.1 billion, including transaction costs of $10.0 million.

The merger has been treated as a purchase business combination for accounting purposes, and, as such, Hollywood's assets acquired and liabilities assumed have been recorded at their estimated fair values. The purchase price for the acquisition, including transaction costs, was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is final for all items except deferred income taxes, and further adjustments may be required in 2006 as we complete the analysis of the acquired tax basis of certain assets and carryover tax attributes of Hollywood.

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

								       As of
                                              Initial    Subsequent    July
                                             Allocation  Revisions    2, 2006
                                             ----------  ----------   -------
Current Assets:
    Cash and cash equivalents                $   18,733 $       -  $   18,733
    Extended viewing fees receivable, net        21,369         -      21,369
    Merchandise inventory                       122,468         -     122,468
    Prepaid expenses                             27,632         -      27,632
    Store supplies and other                     18,146    (5,107)     13,039
                                             ---------- ---------  ----------
Total current assets                            208,348    (5,107)    203,241

Rental inventory                                227,800         -     227,800
Property, furnishings and equipment             238,279        49     238,328
Goodwill                                        474,990     4,000     478,990
Other intangibles                               183,894         -     183,894
Deferred income taxes                            64,944   (13,708)     51,236
Deposits and other assets                         1,662         -       1,662
                                             ---------- ---------  ----------
Total assets acquired                         1,399,917   (14,766)  1,385,151

Liabilities
Current Liabilities:
    Current maturities of long-term obligations     557         -         557
    Current maturities of financing obligations  10,385         -      10,385
    Accounts payable                            182,963   (14,728)    168,235
    Accrued liabilities                          65,507     7,277      72,784
    Accrued payroll                              19,691    (1,147)     18,544
    Accrued interest                                 39         -          39
    Deferred revenue                             27,552    (6,168)     21,384
                                             ---------- ---------  ----------
Total current liabilities                       306,694   (14,766)    291,928

Long-term obligations, less current portion         941         -         941
Total liabilities                               307,635   (14,766)    292,869
                                             ---------- ---------  ----------
Net assets acquired                          $1,092,282 $       -  $1,092,282
                                             ========== =========  ==========

The initial allocation shown above was based on the unaudited balance sheet as of April 27, 2005, and our preliminary estimates of fair value, which were revised and adjusted throughout fiscal 2005 and the second quarter of fiscal 2006 as we completed the analysis of various balance sheet accounts and refined the estimates of the fair values of assets acquired and liabilities assumed. For the twenty-six weeks ended July 2, 2006, adjustments were made to the purchase price allocation for accrued liabilities, deferred income taxes, accounts receivable, and property, furnishings and equipment totaling $0.6 million. Following is a summary of the nature of the significant revisions and the facts and circumstances that required the revisions shown in the preceding table:

- Store supplies and other: We decreased the balance in store supplies by $5.4 million based on the results of subsequent physical inventories and revised estimates. We increased legal-related receivables by $0.3 million related to pre-acquisition legal contingencies and the related insurance coverage.

- Deferred income taxes: We wrote-off Hollywood's pre-acquisition deferred income tax balances and set-up new deferred income tax balances based on the differences between the financial reporting basis of assets and liabilities and their underlying tax basis, including amounts assigned to Hollywood's carryover tax attributes. The net impact of these adjustments decreased deferred tax assets by $13.7 million.

- Accounts payable: During fiscal 2005, we completed an analysis of accounts payable to our studio vendors based on detailed reconciliations and revised estimates, the net effect of which decreased accounts payable by $14.7 million as of April 27, 2005.

- Accrued liabilities: The revisions to the initial allocation included:

   - recorded a $6.6 million liability for employee separation costs for Hollywood employees who were terminated shortly before and after the merger in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination;"

   - adjusted Hollywood's favorable and unfavorable operating leases to net fair value of $2.9 million, based on a report received from an independent valuation consultant in the third quarter;

   - reduced Hollywood's pre-acquisition legal contingencies $0.6 million to the amount we concluded was probable based on management's assessment of the individual matters using all available information;

   - reduced accruals for Hollywood's pre-merger expenses by $2.0 million to reflect the actual amounts paid;

   - established $3.4 million in reserves for store closures in accordance with EITF 95-3 to reflect the cost of remaining lease obligations for closed stores and other costs associated with 50 Game Crazy departments that were closed shortly after the merger; and

   - recorded a reduction of $3.0 million in income tax and franchise tax liabilities based on subsequent analyses of Hollywood's tax accounts, after giving consideration to the effects of merger-related transactions.

- Accrued payroll: We reduced our estimate of Hollywood's accrued bonuses by $1.1 million to reflect actual amounts subsequently earned (considering the impact of employee separations and changes to the bonus plans implemented as of the transaction date by Movie Gallery).

- Deferred revenue: We decreased Hollywood's deferred revenue associated with stored value (gift) card by $6.2 million to reflect the estimated fair value associated with redemptions in accordance with EITF 01-3, "Accounting in a Business Combination for Deferred Revenue of an Acquiree." This adjustment was determined, in part, based on an analysis of the fair value completed by the valuation advisors in the third quarter of fiscal 2005.

We allocated approximately $183.9 million of the purchase price to identifiable intangible assets, of which approximately $170.9 relates to the indefinite-lived trade name of Hollywood Video. The remaining intangible assets include finite-lived trade names and customer lists, which will be amortized over their estimated useful lives, which are 15 years and 5 years, respectively. The fair value of these intangible assets was determined by independent valuations advisors.

After giving consideration to the effect of the revisions described above, we allocated a total of $479.0 million to goodwill, against which an impairment charge of $361.2 million was recorded in fiscal 2005. We paid a substantial premium to acquire Hollywood for several reasons, including:

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

- Operating efficiencies: The combined operations of Movie Gallery and Hollywood are expected to improve operational performance due to greater distribution density, consolidation of duplicative functions and the adoption of best practices at the 4,763 store locations for the combined company.

In addition, in order to acquire Hollywood, we participated in a competitive bidding process against Leonard Green & Partners L.L.P. and Blockbuster, Inc. Our successful bid was $1.25 per share lower than Blockbuster, Inc.'s bid. However, Hollywood's stock (NASDAQ: HLYW) was trading at a significant premium to book value due, in part, to merger and acquisition speculation.

The operations of Hollywood Entertainment have been included in our consolidated results of operations from April 27, 2005 forward. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2005, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs for terminated corporate personnel, substantially all of which occurred shortly after the merger. The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the thirteen weeks and twenty-six weeks ended July 3, 2005 as though the companies had been combined as of the beginning of fiscal 2005.

                                     (unaudited)
                         (in thousands, except per share data)

                           13 weeks ended    26 weeks ended
                            July 3, 2005      July 3, 2005
                           --------------    --------------
Total revenue                  $  637,495      $  1,346,771
Operating income                    7,438            87,570
Net income (loss)                 (13,244)           22,050
Net income per share:
  Basic                             (0.42)             0.70
  Diluted                           (0.42)             0.69

The summary pro forma data includes adjustments to depreciation, amortization and lease expenses to reflect the allocation of purchase price to record Hollywood's assets and liabilities at their estimated fair values. In addition, pro forma net income reflects increases in interest expense related to the incremental borrowings under our bank credit facilities and Senior Notes as if such financing had taken place at the beginning of fiscal 2005.

The historical financial data of Hollywood (not separately presented herein) for periods prior to the merger (included in the pro forma presentation above), includes $5.8 million (before taxes) and $21.1 million (before taxes) of transaction costs and professional services related to merger activities incurred in the thirteen weeks and twenty-six weeks ended July 3, 2005.

Merger Reserves

We closed 50 Game Crazy departments shortly after the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures were not charged to current operations, but rather were recognized as acquired liabilities in purchase accounting, resulting in an increase to goodwill.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                              -----------  ----------
                                               January 1,    July 2,
                                                 2006 (1)     2006
                                              -----------  ----------
        Land and buildings                      $  19,372  $   20,219
        Fixtures and equipment                    244,320     247,976
        Leasehold improvements                    284,737     283,795
        Construction phase assets                   4,542       4,168
        Equipment under capital lease               1,659       1,659
                                              -----------  ----------
                                                  554,630     557,817
        Less accumulated depreciation
         and amortization                        (222,412)   (263,733)
                                              -----------  ----------
                                                $ 332,218  $  294,084
                                              ===========  ==========

(1) Amounts reflect an adjustment of $36.2 million to conform presentation between Movie Gallery and Hollywood segments from signage (fixtures and equipment) to leasehold improvements.

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.3 and $0.5 million at January 1, 2006 and July 2, 2006, respectively. Depreciation expense related to property, furnishings and equipment was $23.8 million and $48.8 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively, compared to $19.2 million and $27.2 million for the corresponding periods in 2005.

4. Income Taxes

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical income tax provisions and accruals.
The effective tax rate was a benefit of 9.4% and 7.8% for the thirteen and twenty-six weeks ended July 2, 2006, respectively, as compared to a benefit of 37.9% and a provision of 41.0% for corresponding prior year periods. The projected annual effective tax rate is a benefit of 3.0% which differs from the benefit of 9.4% for the quarter ended July 2, 2006 due to unique items the Company recognized during the quarter, including a tax benefit related to a decrease in the valuation allowance against our deferred tax assets and a change in estimate of state taxes payable for the year ended January 1, 2006. The low annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Because of the existence of the valuation allowance against our deferred tax assets, we generally expect that our federal income tax provision will be very low or negligible until such time as the valuation allowance is depleted through future taxable income or we determine it is no longer necessary. Likewise, we do not currently expect that we will be able to recognize any significant federal income tax benefit on future net operating losses because those benefits would most likely cause us to increase the valuation allowance by a corresponding amount in the foreseeable future.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 1, 2006         July 2, 2006
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $      -  $          -  $    147  $          -
     Hollywood Video    -        118,404             -   117,771             -
                                --------  ------------  --------  ------------
Total goodwill                  $118,404  $          -  $117,918  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,205  $    (10,110) $ 12,293  $   (10,532)
Trademarks:
 Hollywood Video   Indefinite    170,959             -   171,159            -
 Game Crazy         15 years       4,000          (178)    4,000         (311)
Customer lists       5 years       8,994        (1,199)    8,994       (2,099)
                                --------  ------------  --------  ------------
                                $196,158  $    (11,487) $196,446  $   (12,942)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of fiscal 2006 and the five succeeding fiscal years is as follows (in thousands):

                     2006                           1,397
                     2007                           2,698
                     2008                           2,476
                     2009                           2,289
                     2010                             958
                     2011                              25

The changes in the carrying amounts of goodwill for the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006, are as follows (in thousands):

          Net balance as of January 2, 2005           $   143,761
          Goodwill acquired (including revisions)         497,593
           Impairment                                    (522,950)
                                                      -----------
          Net balance as of January 1, 2006               118,404
          Goodwill acquired                                   147
          Change in goodwill                                 (633)
                                                      -----------
          Net balance as of July 2, 2006              $   117,918
                                                      ===========

6. Store Closure, Merger and Restructuring Reserves

In the fourth quarter of fiscal 2005, we decided to close 64 Movie Gallery stores that overlapped trade areas served by competing Hollywood stores. In addition to these closures, we continue to evaluate underperforming stores and stores that have overlap trade areas in our Movie Gallery, Hollywood and Game Crazy segments. We anticipate closing approximately 175 underperforming and overlap stores during fiscal 2006. For the twenty-six weeks ended July 2, 2006, we have recognized $2.5 million in store closure expenses, of which $1.7 million is related to the loss on the disposal of fixed assets.

We closed 50 Game Crazy departments shortly after the acquisition of Hollywood for a total cash cost of $0.3 million. The costs associated with these department closures were not charged to current operations, but rather were recognized as acquired liabilities in purchase accounting, resulting in an increase to goodwill.

During the fourth quarter of the fiscal year ended January 1, 2006, we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan to consolidate Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to all impacted associates will be approximately $2.8 million, of which approximately $1.2 million and $1.3 million was recognized during the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006, respectively, with the remainder to be expensed in fiscal 2006 over the remaining retention service period for the impacted associates in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." Severance, retention incentives and outplacement services costs are recognized in store operating expenses and general and administrative expense. Cash payments of $0.9 million were charged to the reserve during the twenty-six weeks ended July 2, 2006.

The integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to the Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions will be relocated.

We established merger reserves, which were treated as liabilities of the acquired Hollywood business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of fiscal 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the severance agreements. Total payments of $2.5 million and $1.3 million were made for the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006, respectively, leaving a $2.8 million reserve as of July 2, 2006.

                                       Movie     Hollywood
                                      Gallery      Video      Total
                                    ----------  ---------  ---------
Store closure reserve:
Balance as of January 1, 2006       $   10,112  $   3,613   $ 13,725
Additions and
 adjustments                               732         91        823
Reclassifications (1)                   (1,921)         -     (1,921)
Payments                                (2,308)      (353)    (2,661)
                                    ----------  ---------   --------
Balance as of July 2, 2006          $    6,615  $   3,351   $  9,966
                                    ==========  =========   ========

Termination benefits:
Balance as of January 1, 2006       $    1,190  $   4,116   $  5,306
Additions and
 adjustments                             1,275          -      1,275
Payments                                  (891)    (1,348)    (2,239)
                                    ----------  ---------   --------
Balance as of July 2, 2006          $    1,574  $   2,768   $  4,342
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $      299  $       -   $    299
Total termination
 benefits cost                      $    2,765  $   6,655   $  9,420

(1) In the first quarter of fiscal 2006, $1.9 million of accrued estimated fixed assets disposals were reclassified from current liabilities into property, furnishings and equipment, net.

7.  Long-Term Debt

Long term debt consists of the following (in thousands):


                                           January 1,      July 2,
           Instrument                        2006           2006
-----------------------------------       ----------     ----------

Movie Gallery senior notes                $  321,489     $  321,766
Credit Facility:
  Term A Loan                                 85,500         76,101
  Term B Loan                                746,250        692,319
  Revolving credit facility                    6,862         10,012
 Hollywood senior notes                          450            450
 Capital leases                                  678            295
                                          -----------    ----------
 Total                                     1,161,229      1,100,943
 Less current portion                        (78,146)      (778,710)
                                          -----------    ----------
                                          $1,083,083     $  322,233
                                          ===========    ==========

On March 15, 2006, we executed a second amendment to our Credit Facility effective through the fourth quarter of fiscal 2006. We accounted for the second amendment as a modification pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and accordingly have continued to defer $19.0 million of unamortized deferred financing costs associated with the Credit Facility. We incurred fees related to the second amendment totaling $5.5 million, which have been deferred in accordance with EITF 96-19 and will be amortized over the remaining term of the Credit Facility.

The second amendment made various changes to the Credit Facility, including:

- A requirement for us to provide monthly financial reporting and cash flow forecasts to the bank group.

- More restrictive operating covenants regarding our ability to incur indebtedness, pay dividends, redeem our capital stock, make capital expenditures, make acquisitions, and other covenants. Also, certain mandatory prepayment provisions have been modified.

- New pricing for the interest rates on the term loans and revolver comprising the Credit Facility. The interest rate for the Term Loan A and Revolver will be set at LIBOR plus a margin rate according to the following table:

                         Leverage Ratio       LIBOR Margin
                         --------------       ------------
                            > 4.00                5.00%
                          3.25 - 4.00             3.50%
                          2.75 - 3.25             2.75%
                          2.25 - 2.75             2.50%
                          1.75 - 2.25             2.25%
                            < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% if our leverage ratio exceeds 4.00; otherwise the rate will be LIBOR plus 3.75%.

When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest). We elected that deferment on June 30, 2006 and recapitalized $1.0 million of interest due on that date.

- The second amendment provides relief through the fourth quarter of fiscal 2006 related to our compliance with the quarterly leverage ratio, fixed charge coverage ratio, and interest coverage tests. The quarterly financial covenants revert to the original covenants commencing with the first quarter of fiscal 2007. The covenant levels contained in the second amendment are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
                   --------       --------------    -----------------
      2006 Q1         5.00             1.05                2.00
      2006 Q2         5.75             1.05                1.75
      2006 Q3         6.75             1.00                1.45
      2006 Q4         6.50             1.00                1.45
      2007 Q1         2.25             1.10                3.00
      2007 Q2         2.25             1.10                3.00
      2007 Q3         2.25             1.10                3.00
      2007 Q4         2.00             1.10                3.00

As of July 2, 2006, we were in compliance with our Credit Facility financial
covenants.   We anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006. However, unless we are successful in obtaining an additional amendment to the financial covenants in our Credit Facility, our projected operating results indicate that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," all amounts outstanding under the Credit Facility have been classified as current liabilities as of July 2, 2006.

Assuming continued compliance with the applicable debt covenants under the Credit Facility, as amended, we expect cash on hand, cash from operations, cash from non-core asset sales, and available borrowings under our Revolver to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including any additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for the remainder of fiscal 2006. If amounts outstanding under the Credit Facility were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our Senior Notes and certain leases, could also become due and payable immediately. Should the outstanding obligation under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a large majority of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

Our ability to comply with the covenants contained in our Credit Facility may be affected by events and circumstances beyond management's control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit creditors to declare all amounts owing to be immediately due and payable, and to terminate any commitments to make further extensions of credit. If we were unable to repay our debt service obligations under the Credit Facility or the Senior Notes, our secured creditors could proceed against the collateral securing the indebtedness owed to them.

8.  Comprehensive Income

Comprehensive income is as follows (in thousands):

                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                               ----------------------   ----------------------
                                 July 3,      July 2,    July 3,      July 2,
                                  2005         2006       2005         2006
                               ---------    ---------   ---------    ---------
Net income (loss)              $ (12,189)   $ (14,898)  $   6,204    $  25,452
Foreign currency translation
 adjustment                         (960)       1,418      (1,354)       1,330
Change in value of interest
 rate swap                             -       (1,148)          -         (146)
                               ---------    ---------   ---------    ---------
Comprehensive income (loss)    $ (13,149)   $ (14,628)  $   4,850    $  26,636
                               =========    =========   =========    =========

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

At July 2, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.5 million of which $2.7 million relates to pre-acquisition contingencies. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Boards, Inc.

By letter dated August 29, 2005, Boards, Inc. ("Boards"), an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores including 17 Game Crazy stores owned and operated by Boards pursuant to a "put" option contained in the license agreement for these stores. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of July 2, 2006 the purchase price has not yet been determined. We anticipate that the transaction will close in 2007.

10.  Segment Reporting

With the acquisition of Hollywood as of April 27, 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. The segments are based on store branding. Movie Gallery represents 2,690 video stores serving mainly rural markets in the United States, Canada, and Mexico, Hollywood Video represents 2,056 video stores serving predominantly urban markets, and Game Crazy represents 647 in-store departments and 17 free-standing stores serving the game market in urban locations. We measure segment profit as operating income
(loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                    Thirteen Weeks Ended
                                       July 3, 2005 (1)
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(2)   Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  199,062 $  256,535  $ 49,132  $  504,729
Depreciation and
 amortization                9,582      9,639     3,123      22,344
Rental amortization         55,421     32,464         -      87,885
Operating income(loss)     (11,456)    15,365    (1,920)      1,989
Goodwill, net              158,044    483,368         -     641,412
Total assets               512,049  1,251,458   117,301   1,880,808
Purchases of property,
 furnishings and
 equipment                  18,119      3,523       196      21,838

(1)  Hollywood Video and Game Crazy from April 27, 2005 through July 3,
2005.

(2) Rental amortization includes $10.1 million of VHS residual value adjustment

                                    Thirteen Weeks Ended
                                       July 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  209,231 $  327,196  $ 64,858  $  601,285
Depreciation and
 amortization                9,664     13,239     2,459      25,362
Rental amortization         23,883     30,495         -      54,378
Operating income(loss)      (1,824)    17,400    (1,333)     14,243
Goodwill, net                  147    117,771         -     117,918
Total assets               369,534    730,436    97,666   1,197,636
Purchases of property,
 furnishings and
 equipment                   3,890      2,199        19       6,108


                                    Twenty-six Weeks Ended
                                        July 3, 2005 (3)
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(4)      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  432,853 $  256,535  $ 49,132  $  738,520
Depreciation and
 amortization               18,384      9,639     3,123      31,146
Rental amortization         59,064     32,464         -      91,528
Operating income(loss)      19,114     15,365    (1,920)     32,559
Goodwill, net              158,044    483,368         -     641,412
Total assets               512,049  1,251,458   117,301   1,880,808
Purchases of property,
 furnishings and
 equipment                  28,731      3,523       196      32,450

(3)  Hollywood Video and Game Crazy from April 27, 2005 through July 3,
2005.

(4) Rental amortization includes $10.1 million of VHS residual value adjustment.

                                    Twenty-six Weeks Ended
                                        July 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  453,627  $ 704,611  $137,414  $1,295,652
Depreciation and
 amortization               19,059     27,785     5,236      52,080
Rental amortization         52,670     67,080         -     119,750
Operating income(loss)      13,542     71,106    (2,896)     81,752
Goodwill, net                  147    117,771         -     117,918
Total assets               369,534    730,436    97,666   1,197,636
Purchases of property,
 furnishings and
 equipment                  10,709      4,289        93      15,091


11. Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes ("Subsidiary Guarantors"), which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.


Consolidating Statement of Operations
Thirteen weeks ended July 3, 2005
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 403,775  $  16,557 $       - $ 420,332
  Product sales                     -    82,522      1,875         -    84,397
                            --------- ---------  --------- --------- ---------
Total revenue                       -   486,297     18,432         -   504,729

Cost of sales:
  Cost of rental revenue            -   136,579      6,172         -   142,751
  Cost of product sales             -    58,098      1,341         -    59,439
                            --------- ---------  --------- --------- ---------
Gross profit                        -   291,620     10,919         -   302,539


Operating costs and expenses:
 Store operating expenses           -   251,839     10,355         -   262,194
 General and administrative       142    36,320        940         -    37,402
 Amortization of intangibles        -       914         40         -       954
                             --------  --------   --------  -------- ---------
Operating income(loss)           (142)    2,547       (416)        -     1,989

Interest expense, net         (16,554)     (321)       (48)        -   (16,923)
Write-off bridge financing     (4,234)        -          -         -    (4,234)
Equity in losses of
 Unconsolidated entities         (469)        -          -         -      (469)
Equity in earnings (loss)
 of subsidiaries                1,273      (240)         -    (1,033)        -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income taxes                 (20,126)    1,986       (464)   (1,033)  (19,637)
Income taxes                   (7,937)      713       (224)        -    (7,448)
                             --------  --------   --------  -------- ---------
Net income (loss)            $(12,189) $  1,273   $   (240) $ (1,033) $(12,189)
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended July 2, 2006
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 473,467  $  20,079 $       - $ 493,546
  Product sales                     -   105,449      2,290         -   107,739
                            --------- ---------  --------- --------- ---------
Total revenue                       -   578,916     22,369         -   601,285

Cost of sales:
  Cost of rental revenue            -   145,875      9,029         -   154,904
  Cost of product sales             -    75,516      1,897         -    77,413
                            --------- ---------  --------- --------- ---------
Gross profit                        -   357,525     11,443         -   368,968


Operating costs and expenses:
 Store operating expenses           -   293,844     13,928         -   307,772
 General and administrative       106    45,036      1,103         -    46,245
 Amortization of intangibles        -       672         36         -       708
                             --------  --------   --------  -------- ---------
Operating income(loss)           (106)   17,973     (3,624)        -    14,243

Interest expense, net         (20,321)  (10,337)       (36)        -   (30,694)
Equity in earnings of
 subsidiaries                   5,193    (2,526)         -    (2,667)        -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income taxes                 (15,234)    5,110     (3,660)   (2,667)  (16,451)
Income taxes (benefit)           (336)      (83)    (1,134)        -    (1,553)
                             --------  --------   --------  -------- ---------
Net income (loss)            $(14,898) $  5,193   $ (2,526) $ (2,667) $(14,898)
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Twenty-six weeks ended July 3, 2005
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 604,274  $  32,799 $       - $ 637,073
  Product sales                     -    98,123      3,324         -   101,447
                            --------- ---------  --------- --------- ---------
Total revenue                       -   702,397     36,123         -   738,520

Cost of sales:
  Cost of rental revenue            -   197,894     11,217         -   209,111
  Cost of product sales             -    69,329      2,300         -    71,629
                            --------- ---------  --------- --------- ---------
Gross profit                        -   435,174     22,606         -   457,780


Operating costs and expenses:
 Store operating expenses           -   351,695     18,978         -   370,673
 General and administrative       201    50,564      2,229         -    52,994
 Amortization of intangibles        -     1,473         81         -     1,554
                             --------  --------   --------  -------- ---------
Operating income(loss)           (201)   31,442      1,318         -    32,559

Interest expense, net         (16,554)     (428)       (21)        -   (17,003)
Write-off bridge financing     (4,234)        -          -         -    (4,234)
Equity in losses of
 Unconsolidated entities         (806)        -          -         -      (806)
Equity in earnings (loss)
 of subsidiaries               19,924       798          -   (20,722)        -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income  taxes                 (1,871)   31,812      1,297   (20,722)   10,516
Income taxes (benefit)         (8,075)   11,888        499         -     4,312
                             --------  --------   --------  -------- ---------
Net income (loss)            $  6,204  $ 19,924   $    798  $(20,722) $  6,204
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Twenty-six weeks ended July 2, 2006
(unaudited, in thousands)


                           ---------------------------------------------------
                                                    Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                              Parent     iaries   iaries    ations     idated
                           --------- ---------- --------- --------- ----------
Revenue:
  Rentals                  $       - $1,021,067 $  42,908 $       - $1,063,975
  Product sales                    -    226,564     5,113         -    231,677
                           --------- ---------- --------- --------- ----------
Total revenue                      -  1,247,631    48,021         -  1,295,652

Cost of sales:
  Cost of rental revenue           -    310,738    17,743         -    328,481
  Cost of product sales            -    166,750     4,543         -    171,293
                           --------- ---------- --------- --------- ----------
Gross profit                       -    770,143    25,735         -    795,878


Operating costs and
  expenses:
 Store operating expenses          -    594,854    26,997         -    621,851
 General and
   administrative              2,897     85,632     2,305         -     90,834
 Amortization of
   intangibles                     -      1,369        72         -      1,441
                            --------  ---------  --------  -------- ----------
Operating income(loss)        (2,897)    88,288    (3,639)        -     81,752

Interest expense, net        (40,147)   (17,884)     (116)        -    (58,147)
Equity in earnings of
 subsidiaries                 68,131     (2,594)        -   (65,537)        -
                            --------  ---------  --------  -------- ---------
Income (loss) before
 income taxes                 25,087     67,810    (3,755)  (65,537)   23,605
Income taxes (benefit)          (365)      (321)   (1,161)        -    (1,847)
                            --------  ---------  --------  -------- ---------
Net income (loss)           $ 25,452  $  68,131  $ (2,594) $(65,537) $ 25,452
                            ========  =========  ========  ======== =========


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
                             ========= ========= ========  =========  =========


Condensed Consolidating Balance Sheet
July 2, 2006
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents $       -   $  20,509 $    642  $      -   $  21,151
 Merchandise inventory, net        -     118,896    2,959         -     121,855
 Prepaid expenses                  -      46,032    2,334         -      48,366
 Store supplies and other          -      22,502    1,525         -      24,027
 Deferred income taxes, net        -           -        -         -           -
                            ---------   --------- --------  -------   ---------
Total current assets               -     207,939    7,460         -     215,399

Rental inventory, net              -     328,334   15,150         -     343,484
Property, furnishings and
 equipment, net                    -     278,192   15,892         -     294,084
Goodwill, net                      -     117,905       13         -     117,918
Other intangibles, net             -     183,155      349         -     183,504
Deposits and other assets     36,143       6,480      624         -      43,247
Investments in
 subsidiaries                883,028      18,945        -  (901,973)          -
                           ---------   --------- --------  --------- ----------
Total assets              $  919,171  $1,140,950 $ 39,488 $(901,973) $1,197,636
                           =========   =========  =======  ========  ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations      778,431         279        -         -     778,710
Current maturities of
  financing obligations            -       4,069        -         -       4,069
 Accounts payable                  -      87,643    4,513         -      92,156
 Accrued liabilities         (12,688)     84,456    1,339         -      73,107
 Accrued payroll                   -      43,539    1,715                45,254
 Accrued interest              7,172         112       42         -       7,326
 Deferred revenue                  -      35,769      416         -      36,185
                          ----------   --------- --------  --------   ---------
Total current liabilities    772,915     255,867    8,025         -   1,036,807

Long-term obligations, less
 current portion             321,766         465        2         -     322,233
Other accrued liabilities          -      21,318    1,544         -      22,862
Deferred income taxes          1,433        (345)     434         -       1,522
Intercompany promissory note
 (receivable)               (384,200)    384,200        -         -          -
Payable to(receivable from)
 affiliate                   393,045    (403,583)  10,538         -          -
Stockholders' equity
 (deficit)                  (185,788)    883,028   18,945  (901,973)  (185,788)
                           ---------   --------- --------  --------   ---------
Total liabilities and
 stockholders' equity
 (deficit)                 $ 919,171  $1,140,950  $39,488 $(901,973) $1,197,636
                           =========  ========== ======== ========== ==========


Consolidating Condensed Statement of Cash Flow
Twenty-six weeks ended July 3, 2005
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income                   $  6,204 $  19,924  $    798 $ (20,722) $   6,204
Equity earnings in
 subsidiaries                 (19,924)     (798)        -    20,722          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -    85,242     6,286         -     91,528
Purchases of rental
 inventory                          -   (64,119)   (4,773)        -    (68,892)
Purchase of rental
 inventory-base stock               -    (8,714)     (971)        -     (9,685)
Depreciation and
 intangibles amortization           -    29,750     1,396         -     31,146
Stock based compensation          563        22         -       (22)       563
Tax benefit of stock
 options exercised              2,946         -         -         -      2,946
Amortization of debt
 issuance cost                    865         -         -         -        865
Deferred income taxes          (8,075)    8,974    (3,235)        -     (2,336)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    12,767         -         -     12,767
  Merchandise inventory             -     7,939      (191)        -      7,748
  Other current assets            (84)   (1,397)       62         -     (1,419)
  Deposits and other assets       520    (9,244)      (10)        -     (8,734)
  Accounts payable                  -   (58,246)   (2,315)        -    (60,561)
  Accrued interest             17,184        14         -         -     17,198
  Accrued liabilities and
   deferred revenue            (1,234)   17,416     3,830         -     20,012
                             -------- ---------  --------  --------  ---------
Net cash (used in)
 provided by operating
 activities                    (1,035)   39,530       877       (22)    39,350

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,282)   12,442   (14,220)        - (1,094,060)
Purchase of property,
 furnishings and equipment          -   (30,431)   (2,019)        -    (32,450)
Acquisition of construction
 phase assets, net                  -     1,762         -         -      1,762
Investment in subsidiaries    (16,099)      628         -    15,471          -
                             -------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,108,381)  (15,599)  (16,239)   15,471 (1,124,748)

Financing Activities:
Repayment of capital
 lease obligations                  -      (105)        -         -       (105)
Intercompany payable/
 receivable                       (22)     (496)      496        22          -
Decrease in financing
 obligations                        -    (1,965)        -         -     (1,965)
Net borrowings on credit
 facilities                    15,000         -    10,066         -     25,066
Debt financing fees           (29,119)        -         -         -    (29,119)
Proceeds from issuance of
 debt                       1,116,120         -         -         -  1,116,120
Principal payments on
 debt                               -         -    (1,093)        -     (1,093)
Proceeds from exercise
 of stock options               5,177         -         -         -      5,177
Proceeds from employee
 stock purchase plan              169         -         -         -        169
Capital contribution
 from parent                        -    16,099      (628)  (15,471)         -
Dividend to parent              3,984    (3,984)        -         -          -
Payment of dividends           (1,894)        -         -         -     (1,894)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by (used in) financing
 activities                 1,109,415     9,549      8,841  (15,449) 1,112,356

Effect of exchange rate
 changes on cash and
 cash equivalents                   -    (1,354)        -         -     (1,354)
                             -------- ---------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)   32,126    (6,521)        -     25,604

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  47,837  $  3,285  $      -  $  51,122
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Twenty-six weeks ended July 2, 2006
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income                   $ 25,452 $  68,131  $ (2,594) $(65,537) $  25,452
Equity earnings in
 subsidiaries                 (68,131)    2,594         -    65,537          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -   110,903     8,847         -    119,750
Purchases of rental
 inventory                          -   (75,986)   (6,250)        -    (82,236)
Purchase of rental
 inventory-base stock               -    (9,160)     (274)        -     (9,434)
Depreciation and
 intangibles amortization           -    49,774     2,306         -     52,080
Gain on disposal of property,
 furnishings, and equipment         -      (697)        -         -       (697)
Stock based compensation        1,253      (196)        -         -      1,057
Amortization of debt
 issuance cost                  3,243         -         -         -      3,243
Deferred income taxes             669         -        18         -        687
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    13,974       735         -     14,709
  Other current assets             19    (7,384)       39         -     (7,326)
  Deposits and other assets    (1,434)    1,405       (46)        -        (75)
  Accounts payable                  -  (142,056)   (2,040)        -   (144,096)
  Accrued interest                 42        54         9         -        105
  Accrued liabilities and
   deferred revenue               302    (8,458)     (248)        -     (8,404)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by (used in) operating
 activities                   (38,585)    2,898       502         -    (35,185)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (300)      (19)        -       (319)
Purchase of property,
 furnishings and equipment          -   (13,577)   (1,514)        -    (15,091)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     1,320         -         -      1,320
Acquisition of construction
 phase assets, net                  -       373         -         -        373
Investment in subsidiaries     88,576    (1,748)        -   (86,828)         -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
  activities                   88,576   (13,932)   (1,533)  (86,828)   (13,717)

Financing Activities:
Repayment of capital
 lease obligations                  -      (328)       -          -       (328)
Intercompany payable/
 receivable                     8,855   (14,360)    5,505         -          -
Decrease in financing
 obligations                        -      (424)        -         -       (424)
Net borrowings n credit
 facilities                     5,464         -    (6,859)        -     (1,395)
Debt financing fees            (5,528)        -         -         -     (5,528)
Principal payments on
 debt                         (58,782)        -       (58)        -    (58,840)
Capital contribution
 from parent                        -   (88,576)    1,748    86,828          -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) financing
  activities                  (49,991) (103,688)      336    86,828    (66,515)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     1,330         -         -      1,330
                             -------- ---------  --------  --------  ---------
Decrease in cash and
 cash equivalents                   -  (113,392)     (695)        -   (114,087)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  20,509  $    642  $      -  $  21,151
                             ======== =========  ========  ========  =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. This acquisition increased our store count to over 4,700 stores and substantially increased our urban market presence. We believe that the Company's eastern-focused rural and secondary market presence under the Movie Gallery brand and its western-focused prime urban and suburban superstore locations under the Hollywood brand combine to form a strong nationwide geographical store footprint.

We currently plan to open approximately 135 new Movie Gallery and Hollywood Video stores for the full fiscal year 2006 period, subject to market and industry conditions. We continue to evaluate underperforming stores and stores that have overlapping trade areas in order to close the smaller cash flow stores in those markets at an accelerated pace. We anticipate closing approximately 175 underperforming and overlap stores during fiscal 2006. We believe we can transfer a sufficient percentage of the customer base to our Movie Gallery and Hollywood Video stores in these markets to improve our market level profitability.

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

- Revenues. Our business is primarily a cash business with initial rental fees paid upfront by the customer. Our management teams continuously review inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize revenues at each location. Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least twelve full months, to assess the performance of our business.

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

- Operating cash flows. There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December, January and February due to the holidays at year end as well as inclement weather conditions during the winter months. September is typically the lowest revenue period with schools back in session and the premiere of "new" fall broadcast television programs. Seasonal patterns for our Game Crazy operating segment are similar to traditional retail revenue peaks, which are significantly weighted towards holiday periods and when schools are out of session.

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

The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations present little overlap with Movie Gallery's rural and suburban store locations concentrated in the eastern half of the United States. In the fourth quarter of fiscal 2005, we closed 64 Movie Gallery stores with trade areas that overlapped with acquired Hollywood Video stores. In the twenty-six weeks ended July 2, 2006, we have closed an additional 88 overlapping and/or underperforming stores, predominantly from our Movie Gallery segment. We will continue to evaluate the closure of stores with overlapping trade areas such as these as market conditions warrant.

We will maintain our Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused on consolidating the leadership functions in the brands. This is complete except for the Operations and Marketing functions, which we currently do not intend to consolidate. The respective leaders of these support organizations continue to evaluate opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, we have identified cost savings opportunities in both Movie Gallery's and Hollywood's cost structures, and we anticipate that we will identify additional opportunities in the future. The combined companies also are evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business or that we will achieve any further cost savings.

During the fourth quarter of fiscal 2005, we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to the impacted associates will be approximately $2.8 million, of which approximately $1.2 million and $1.3 million were recognized during the fiscal year ended January 1, 2006 and the twenty-six weeks ended July 2, 2006, respectively, with the remainder to be expensed in fiscal 2006 over the remaining retention service period for the impacted associates in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." There were cash payments charged to the reserve of $0.9 million during the twenty-six weeks ended July 2, 2006.

The integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to the Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions will be relocated.

We estimate the integration-related efficiencies and savings achieved during fiscal 2005 to be in excess of $20 million. These savings have been driven principally by improvements in the supply chain for Movie Gallery branded stores, consolidation of our Real Estate and Architecture functions, inventory utilization, and elimination of duplicative executive management. We continue to identify and implement additional savings opportunities. We expect that total savings, including new projects in 2006 combined with the full year fiscal 2006 impact of the savings already achieved in 2005 will be in excess of $50 million.

Real Estate Initiatives

We have entered into an agreement with Excess Space Retail Services, Inc. to explore opportunities for Movie Gallery to sublease retail space at more than 2,200 existing Movie Gallery and Hollywood Video stores. In addition, on April 17, 2006, we entered into an agreement with Hilco Real Estate, LLC under which we and Hilco will initiate a program to restructure lease terms at more than 1,000 existing Movie Gallery and Hollywood Video stores.

Pending Acquisition

By letter dated August 29, 2005, Boards Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores owned and operated by Boards pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of July 2, 2006 the purchase price has not yet been determined. It is anticipated that the transaction will close in 2007.

Recent Developments

On April 7, 2006, Timothy R. Price, Movie Gallery's Executive Vice President and Chief Financial Officer, resigned for personal reasons and Mark D. Moreland, Senior Vice President and Treasurer was appointed Interim Chief Financial Officer. Additionally, Bart Walker, Senior Vice President and Controller, resigned effective April 28, 2006. On June 1, 2006, we announced that Thomas D. Johnson, Jr., Senior Vice President, Corporate Finance and Business Development, was appointed Interim Chief Financial Officer in addition to his current responsibilities following the resignation of Mark D. Moreland. We have also retained Alvarez & Marsal, LLC, a global professional services firm, specializing in providing turnaround management, restructuring and corporate advisory services, to immediately fill several leadership vacancies in our accounting and finance functions, shorten the lead-time for implementing specific turnaround initiatives, and to assist us with remediation of our previously identified material weaknesses and deficiencies in internal control over financial reporting.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen and twenty-six weeks ended July 3, 2005 and July 2, 2006.

The financial information provided in the Selected Financial Statement and Operational Data is not comparable on a year-over-year basis due to the acquisition of Hollywood, which occurred April 27, 2005. The results of operations for the thirteen and twenty-six weeks ended July 3, 2005 only includes Hollywood results starting from the April 27, 2005 merger date. The results of operations for the thirteen and twenty-six weeks ended July 2, 2006 includes Hollywood results for the full thirteen and twenty-six weeks.

Selected Financial Statement and Operational Data:

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                             --------------------   ----------------------
                              July 3,      July 2,     July 3,     July 2,
                               2005         2006        2005        2006
                             ---------    ---------   ---------   ---------
                           ($ in thousands, except per share and store data)

Rental revenue               $ 420,332    $ 493,546  $  637,073   $1,063,975
Product sales                   84,397      107,739     101,447      231,677
                             ---------    ---------   ---------   ----------
  Total revenue                504,729      601,285     738,520    1,295,652

Cost of rental revenue         142,751      154,904     209,111      328,481
Cost of product sales           59,439       77,413      71,629      171,293
                             ---------    ---------  ----------   ----------
Total gross profit           $ 302,539    $ 368,968  $  457,780   $  795,878
                             =========    =========  ==========   ==========
Store operating expenses     $ 262,194    $ 307,772  $  370,673   $  621,851
General and administrative
 expenses                    $  37,402    $  46,245  $   52,994   $   90,834
Operating income             $   1,989    $  14,243  $   32,559   $   81,752
Interest expense, net        $  16,923    $  30,694  $   17,003   $   58,147
Equity in losses of
 unconsolidated entities     $     469    $       -  $      806   $        -
Net income (loss)            $ (12,189)   $ (14,898) $    6,204   $   25,452
Net income (loss)
 per diluted share           $   (0.39)   $   (0.47) $     0.19   $     0.80

Cash dividends per
 common share                $    0.03    $       -  $     0.06   $        -

Rental margin                    66.0%        68.6%       67.2%        69.1%
Product sales margin             29.6%        28.1%       29.4%        26.1%
Total gross margin               59.9%        61.4%       62.0%        61.4%

Percent of total revenue:
Rental revenue                   83.3%        82.1%       86.3%        82.1%
Product sales                    16.7%        17.9%       13.7%        17.9%
Store operating expenses         51.9%        51.2%       50.2%        48.0%
General and administrative
 expenses                         7.4%         7.7%        7.2%         7.0%
Operating income                  0.4%         2.4%        4.4%         6.3%
Interest expense, net             3.4%         5.1%        2.3%         4.5%
Net income (loss)                (2.4%)       (2.5%)       0.8%         2.0%

Total same-store revenues        (5.5%)       (4.6%)      (0.3%)       (5.6%)
Movie Gallery same-store
 revenues                        (8.1%)        1.6%       (3.2%)       (1.3%)
Hollywood same-store revenues(1) (4.4%)       (7.3%)       0.9%        (7.5%)

Total same-store rental revenues (8.4%)       (5.3%)      (2.7%)       (6.6%)
Movie Gallery same-store
 revenues                        (8.7%)        1.1%       (2.9%)       (2.5%)
Hollywood same-store revenues(1) (8.2%)       (8.5%)      (2.7%)       (8.7%)

Total same-store product sales   10.6%        (1.5%)      12.7%        (1.2%)
Movie Gallery same-store sales   (1.2%)        6.1%       (5.6%)       12.3%
Hollywood same-store sales(1)    12.9%        (2.9%)      16.6%        (3.4%)

Store count:
   Beginning of period           2,543        4,773       2,482        4,749
   New store builds                 92           32         154          102
   Stores acquired               2,120            -       2,138            -
   Stores closed                   (25)         (42)        (44)         (88)
                             ---------    ---------  ----------    ---------
   End of period                 4,730        4,763       4,730        4,763
                             =========    =========  ==========    =========

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

Revenue. For the thirteen weeks and twenty-six weeks ended July 2, 2006, consolidated total revenues increased 19.1% and 75.4% from the comparable periods in 2005, primarily due to the acquisition of Hollywood. Same-store total revenues were negative 4.6% for the second quarter of fiscal 2006, which consisted of a 5.3% decline in same-store rental revenue and a 1.5% decline in same-store product revenue.

With the acquisition of Hollywood, our revenue has shifted more to product revenue and away from rental revenues versus the comparable periods in fiscal 2005. The Game Crazy operating segment is the primary driver of this shift in revenue mix.

For the thirteen weeks and twenty-six weeks ended July 2, 2006, the Movie Gallery operating segment total revenues increased 5.1% and 4.8% from the comparable periods in fiscal 2005. The increases were primarily due to increases of approximately 3.5% and 5.2% in the average number of stores operated during the thirteen weeks and twenty-six weeks ended July 2, 2006, versus the comparable periods of fiscal 2005. Positive same-store revenue also contributed to the increase in the thirteen weeks ended July 2, 2006. Same-store total revenues for the Movie Gallery segment increased 1.6% for the second quarter of fiscal 2006, which consisted of a 1.1% increase in same-store rental revenue and a 6.1% increase in same-store product revenue. The same-store rental revenue increases were a result of increased movie rental revenue, including previously viewed revenue, offset by a decline in game rental revenues. Same-store product revenue gains were achieved in the sale of new movies and games as well as concession sales.

The addition of Hollywood operating segment revenue for the thirteen weeks and twenty-six weeks ended July 2, 2006 accounted for 89.5% and 96.3% of the total revenue increases. Hollywood total same-store revenues were negative 7.3% for the second quarter of fiscal 2006, which consisted of an 8.5% decline in same-store rental revenue and a 2.9% decline in same-store product sales revenue. Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the soft home video release schedule, the maturation of the DVD life cycle, the overabundance of DVD titles available in the marketplace and through alternative delivery channels. In addition, game rental revenue declined, reflecting the weakness of the new game titles currently being released and the industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for release later in 2006.

Cost of Sales. The cost of rental revenue includes the amortization of rental inventory, revenue sharing expenses and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the thirteen weeks and twenty-six weeks ended July 2, 2006, was 68.6% and 69.1%, respectively, compared to 66.0% and 67.2% for the comparable periods of fiscal 2005. Charges of $4.5 million and $11.3 million, or $0.13 and $0.38 per diluted share, were recorded against rental margins in the thirteen weeks and twenty-six weeks ended July 2, 2006, respectively, to reflect changes in rental amortization estimates. A charge of $10.1 million was recorded against rental margins in the thirteen weeks ended July 3, 2005 to reflect a change in estimate of the residual value of VHS movies from $2.00 to $1.00 for the Movie Gallery segment. Factors contributing to the gross margin increase include an increase in the percentage of DVD movies acquired under revenue sharing arrangements and efficiencies in rental product distribution and processing.

Cost of product sales includes the costs of new and used video game merchandise taken in on trade for the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks and twenty-six weeks ended July 2, 2006 was 28.1% and 26.1%, respectively, compared to 29.6% and 29.4% for the comparable periods of fiscal 2005. The decrease in product sales margin was primarily caused by higher new game merchandise sales.

Operating Costs and Expenses. Store operating expenses include store-level expenses, such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue were 51.2% and 48.0% for the thirteen weeks and twenty-six weeks ended July 2, 2006, respectively, compared to 51.9% and 50.2% for the comparable periods of fiscal 2005. The decrease in the thirteen week period was primarily due to operating the Hollywood segment for the full thirteen weeks in fiscal 2006 compared to approximately ten weeks in fiscal 2005 and the Movie Gallery segment's increase in same-store revenue. The decrease in the twenty-six week period was primarily due to the acquisition of Hollywood and its lower operating costs and expenses as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses as a percentage of revenue were 7.7% and 7.0% for the thirteen and twenty-six weeks ended July 2, 2006, respectively, compared to 7.4% and 7.2% for the comparable periods of fiscal 2005. The increase in the thirteen week period was due to severance charges associated with the consolidation or elimination of several management and administrative positions. As a result, we recorded severance costs totaling $2.8 million in the thirteen weeks ended July 2, 2006 related to the consolidation of these positions.

The decrease in general and administrative expenses as a percentage of revenue for the twenty-six week period was primarily due to the acquisition of Hollywood and its lower general and administrative costs as a percentage of revenue, partially offset by the $2.8 million severance charge.

Effective with our fiscal year beginning January 2, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which no longer permits use of the intrinsic value method under APB No. 25.

Compensation expense charged to general and administrative expenses related to these stock grants was $1.2 million and $0.7 million for the fiscal year ended January 1, 2006 and for the twenty-six weeks ended July 2, 2006, respectively. Total compensation cost related to all non-vested awards that is not yet recognized was $10.4 million at July 2, 2006, and is expected to be recognized over a weighted-average period of approximately three years.

Interest Expense, net. Income (loss) before income taxes for the thirteen and twenty-six weeks ended July 2, 2006 includes $30.7 million and $58.1 million, or $0.87 and $1.97 per diluted share, respectively, in interest expense principally related to borrowings used to fund the acquisition of Hollywood. We expect to incur significant interest expense for the foreseeable future.

Equity in Losses of Unconsolidated Entities. During the last half of fiscal 2003, we began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. We do not anticipate that any of these alternatives will replace our base video rental business. As of January 1, 2006, we have completely written off our investments in these unconsolidated entities, either through recognizing our proportionate share of the investee losses under the equity method, by disposing of the related interests, or through write-offs for investments we deemed to be worthless. Although we have no present intentions to do so, in the future we may make, subject to covenant limitations, similar investments that we will be required to account for as equity investments similar to the investments we have made in the past. The remaining balances in these investments were written off during fiscal 2005.

Income Taxes. The effective tax rate was a benefit of 9.4% and 7.8% for the thirteen and twenty-six weeks ended July 2, 2006, respectively, as compared to a benefit of 37.9% and a provision of 41.0% for corresponding prior year periods. The projected annual effective tax rate is a benefit of 3.0% which differs from the benefit of 9.4% for the quarter ended July 2, 2006, due to unique items the Company recognized during the quarter, including a tax benefit related to a decrease in the valuation allowance and a change in estimate of state taxes payable for the year ended January 1, 2006. The low and beneficial annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Liquidity and Capital Resources

Our primary capital needs are for seasonal working capital, debt service, new store investment, and remodeling and relocating existing stores. We fund our capital needs primarily by cash flow from operations and, as necessary, loans under our senior secured credit facility (the "Credit Facility"). The Credit Facility, which we entered into in connection with the acquisition of Hollywood and the refinancing of Hollywood's existing indebtedness, is in an aggregate amount of $843.4 million, consisting of a five-year $75.0 million revolving credit facility (the "Revolver") and two term loan facilities in an aggregate principal amount of $768.4 million as of July 2, 2006. Term Loan A is a $76.1 million five-year facility that matures on April 27, 2010, and Term Loan B is a $692.3 million six-year facility that matures on April 27, 2011. Also in connection with the Hollywood acquisition and refinancing, we issued $325.0 million in aggregate principal amount of 11% senior unsecured notes due 2012 (the "Senior Notes").

At July 2, 2006, we had cash and cash equivalents of $21.2 million, $39.3 million in available borrowings under our Credit Facility, and $35.7 million drawn under the Revolver, comprised of $10.0 million and $25.7 million in borrowings and letters of credit, respectively. Although there can be no assurances, we believe that cash flow available from operations, availability under the $75.0 million Revolver, and sales of non-core assets will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service for fiscal 2006.

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

Term Loan A and Term Loan B require aggregate quarterly prepayments of principal in the amounts of 5.0% and 0.25%, respectively, of the outstanding balances beginning September 30, 2005 through the first quarter of fiscal 2010, after which the mandatory Term Loan B prepayments escalate. In addition to these prepayments, the Credit Facility also requires us to make prepayments in an amount equal to 100% of any Excess Cash Flow, which generally represents the amount of cash generated by the Company but not used towards operations, debt service, or investments. The Excess Cash Flow payment for fiscal 2005 was $56.9 million, paid on March 31, 2006, applied to repay $5.8 million Term Loan A indebtedness and $51.1 million Term Loan B indebtedness.

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

- New pricing for the interest rates on the Term Loans and Revolver. The interest rate for the Term Loan A and Revolver will be set at LIBOR plus the following margin:

                         Leverage Ratio       LIBOR Margin
                         --------------       ------------
                            > 4.00                5.00%
                          3.25 - 4.00             3.50%
                          2.75 - 3.25             2.75%
                          2.25 - 2.75             2.50%
                          1.75 - 2.25             2.25%
                            < 1.75                2.00%

The Term Loan B pricing was revised to reflect a rate of LIBOR plus 5.25% if our leverage ratio exceeds 4.00; otherwise the rate will be LIBOR plus 3.75%.

When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest). The Company elected that deferment on June 30, 2006 and recapitalized $1.0 million of interest due on that date.

The second amendment provides relief through the fourth quarter of 2006 related to our compliance with the quarterly leverage ratio, fixed charge coverage ratio, and interest coverage tests. The quarterly financial covenants revert to the original covenants commencing with the first quarter of 2007. The covenant levels contained in the second amendment are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
                   --------       --------------    -----------------
      2006 Q1         5.00             1.05                2.00
      2006 Q2         5.75             1.05                1.75
      2006 Q3         6.75             1.00                1.45
      2006 Q4         6.50             1.00                1.45
      2007 Q1         2.25             1.10                3.00
      2007 Q2         2.25             1.10                3.00
      2007 Q3         2.25             1.10                3.00
      2007 Q4         2.00             1.10                3.00

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

As of July 2, 2006, we were in compliance with our Credit Facility financial covenants. We anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006. However, unless we are successful in obtaining an additional amendment to the financial covenants in our Credit Facility, our projected operating results indicate that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," all amounts outstanding under the Credit Facility have been classified as current liabilities as of July 2, 2006.

Assuming continued compliance with the applicable debt covenants under the Credit Facility, as amended, we expect cash on hand, cash from operations, cash from non-core asset sales, and available borrowings under the Revolver to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including any additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for the remainder of fiscal 2006. If amounts outstanding under the Credit Facility were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our Senior Notes and certain leases, could also become due and payable immediately. Should the outstanding obligation under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because substantially all of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

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

The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The Credit Facility is secured by first priority security interests in, and liens on, substantially all of our direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly-owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by us in our existing and future wholly-owned non-domestic subsidiaries.

Contractual Obligations. The following table discloses our contractual obligations and commercial commitments as of July 2, 2006. The operating lease information presented is as of January 1, 2006; however, these amounts approximate the obligations as of July 2, 2006 (in thousands):

Contractual                                  2-3         4-5     More than
Obligations           Total      1 Year     Years       Years     5 Years
---------------    ----------  ----------  --------    --------   ----------
Principal Payments
  Credit Facility
   Term Loan A (1) $   76,101  $   76,101  $      -    $      -   $        -
   Term Loan B (1)    692,319     692,319         -           -            -
   Revolver            10,012      10,012         -           -            -
   Excess Cash
     Flow Sweep (2)
         Term A             -           -         -           -            -
         Term B             -           -         -           -            -
  Senior Notes        325,450           -         -           -      325,450
  Capital leases          295         279        16           -            -
Interest
  Term Loan A (3)       5,619       5,619         -           -            -
  Term Loan B (3)      55,667      55,667         -           -            -
  Hedge agreement      (3,024)     (3,024)        -           -            -
  Senior Notes        208,793      35,793    71,586      71,586       29,828
  Capital leases            7           7         -           -            -
Operating leases    1,612,492     367,033   578,443     356,577      310,439
                   ----------  ----------  --------   ---------   ----------
Total              $2,983,731  $1,239,806  $650,045   $ 428,163   $  665,717
                   ----------  ----------  --------   ---------   ----------

(1) As of July 2, 2006, we were in compliance with the applicable financial covenant tests as a result of the debt covenant relief obtained in the second amendment to the Credit Facility. We anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006. However, unless we are successful in obtaining an additional amendment to the financial covenants in our Credit Facility, our projected operating results indicate that we could fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," all amounts outstanding under the Credit Agreement as of July 2, 2006 have been classified as current liabilities.

(2) Future prepayments of indebtedness under the amended Credit Facility will be required in an amount equal to our Excess Cash Flow, as defined in the Credit Facility. The amount of these prepayments cannot be estimated at this time.

(3) Interest rates based on current LIBOR rates plus margin. As of July 2, 2006, the Term Loan A and Term Loan B rates are 10.50% and 10.75%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments. Actual amounts will differ from these estimates, and the difference based on interest rate changes and our leverage coverage ratio may be material.


                                                   Twenty-six Weeks Ended
                                                 -------------------------
                                                    July 3,       July 2,
                                                     2005          2006
                                                 -----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by (used in) operating
 activities                                      $    39,350   $   (35,185)
Net cash (used in) investing activities           (1,124,748)      (13,717)
Net cash provided by (used in)
 financing activities                              1,112,356       (66,515)


Net income increased by $19.2 million for the twenty-six weeks ended July 2, 2006 over the same period in fiscal 2005 primarily due to the inclusion of Hollywood operating results. The decrease in net cash provided by operating activities was primarily attributable to an increased use of cash for accounts payable, changes in accrued liabilities and deferred revenue and the change in accounting for extended viewing fees offset by higher net income and depreciation and amortization for the first half of fiscal 2006 versus the comparable period in fiscal 2005. During the twenty-six weeks ended July 2, 2006, we used $144.1 million of cash toward payment of our accounts payable balances. This was driven by seasonal pay down of accounts payable, lower first half of fiscal 2006 inventory purchases and credit restrictions on the part of certain vendors.

Net cash used in investing activities includes the costs of business acquisitions and new store builds. In the twenty-six weeks ended July 2, 2006, our net cash used in investing activities was $13.7 million, which included 102 new store builds. For the same period in fiscal 2005, our net cash used in investing activities was $1.1 billion, which included the purchases of Hollywood Entertainment, VHQ Entertainment and 154 new store builds. Capital requirements to fund our projected new store growth of 135 stores for fiscal 2006 and other on-going capital expenditures requirements for the existing store base are estimated at $33 million. This estimate does not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition is expected to occur in 2007; however, no purchase price has been negotiated to date related to this pending acquisition.

Net cash flow related to financing activities for the twenty-six weeks ended July 2, 2006 was a use of cash of $66.5 million, which included an excess cash flow payment of $56.9 million made in the first quarter of fiscal 2006 as a requirement under our Credit Facility and the second amendment to the Credit Facility. The excess cash flow payment is an annual requirement and our fiscal 2005 payment was made in accordance with the provisions of the Credit Facility on March 31, 2006. Additionally, on March 15, 2006, we paid lender fees of $5.5 million to complete the second amendment to the Credit Facility. Net cash flow related to financing activities for the twenty-six weeks ended July 3, 2005 was a source of cash of $1.1 billion, which included the proceeds of debt instruments used to fund the Hollywood acquisition.

At July 2, 2006, we had a working capital deficit of $821.4 million. Apart from the reclassification of all amounts outstanding under our Credit Agreement as current liabilities, this is due to the accounting treatment of rental inventory and the reclassification of our Credit Facility to current liabilities. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as non-current results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Except as noted below, no changes have occurred to our critical accounting policies during the twenty-six weeks ended July 2, 2006.

Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment, such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, to remain current with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $4.5 million and $11.3 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively. This reduced net income by $4.1 million and $12.2 million (net of tax), or $0.13 and $0.38 per diluted share for the thirteen and twenty-six weeks ended July 2, 2006, respectively.

Recently Issued Accounting Pronouncements

On March 28, 2006, the Financial Accounting Standards Board ("FASB") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We are in the process of evaluating the effect of EITF 06-03 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," that clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)-6" that addresses certain major implementation issues related to FASB Interpretation No. 46(R)-6. FSP FIN 46(R)-6 is effective prospectively for to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R). We are in the process of evaluating the effect of FSP FIN 46(R)-6 on our financial statements.

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

The interest payable on the Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into a two-year interest rate swap to exchange $280 million of the variable-rate Credit Facility debt for 4.06% fixed rate debt. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $4.8 million on the non-hedged principal, based on both the outstanding balance on the Credit Facility as of July 2, 2006 and the Credit Facility's mandatory principal payment schedule.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of July 2, 2006, management concluded that the Company's disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended January 1, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's assessment identified material weaknesses in the Company's internal control over financial reporting as of January 1, 2006 that are in the process of being remediated as of July 2, 2006, as described further below. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended January 1, 2006 for additional information on Management's Report on Internal Controls Over Financial Reporting.

As of July 2, 2006, the unremediated material weaknesses were:

Ineffective management review of account analyses and reconciliations. Management's ineffective review of significant account analyses and reconciliations prepared as part of the financial reporting process, arising from a shortage of, and turnover in, qualified personnel, did not function to reduce to remote the likelihood that material misstatement of certain accrued liability accounts in the financial statements would not be prevented or detected in a timely manner. This material weakness resulted in adjustments to several accrued liability accounts and related expenses and could affect substantially all of our significant accounts.

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

Remediation

The Company has taken the following actions to address these material weaknesses:

Capitalizing costs - Management issued a Capital Expenditures policy on June 30, 2006 that includes guidance and thresholds in accounting for fixed asset additions and developed a monitoring control to regularly review the details of fixed asset additions in accordance with the policy.

Management has taken the action described above, which it believes address the material weakness related to properly capitalizing costs. Tests for effectiveness of these controls will be completed in future quarters. As a result, management will not be able to conclude on the success of the remediation until that time. Remediation efforts surrounding ineffective management review of account analyses and reconciliations, and inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions will occur in future quarters in conjunction with integrating the Company's two accounting departments into a single department.

Other Changes in Internal Control over Financial Reporting

As noted previously, on April 7, 2006, Timothy R. Price, the Company's Chief Financial Officer resigned and Mark D. Moreland was appointed interim Chief Financial Officer. Additionally, Bart Walker, Senior Vice President and Controller, resigned effective April 28, 2006. On June 1, 2006, we announced that Thomas D. Johnson, Jr., Senior Vice President, Corporate Finance and Business Development, was appointed Interim Chief Financial Officer in addition to his current responsibilities following the resignation of Mark D. Moreland. In addition, we have retained Alvarez & Marsal, LLC, a global professional services firm, specializing in providing turnaround management, restructuring and corporate advisory services, to immediately fill several leadership vacancies in our accounting and finance functions, shorten the lead-time for implementing specific turnaround initiatives, and to assist us with remediation of our previously identified material weaknesses and deficiencies in internal control over financial reporting. Further, pursuant to ongoing merger and process integration efforts arising out of the Hollywood acquisition, there continues to be a transition of certain financial reporting functions from the Company's headquarters in Dothan, Alabama to the Wilsonville, Oregon location. There have been no other changes in the Company's internal control over financial reporting, other than those previously noted, during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At July 2, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.5 million of which $2.7 million relates to pre-acquisition contingencies. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Item 1A. Risk Factors

Our Annual Report of Form 10-K for the year ended January 1, 2006 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

Since our acquisition of Hollywood in April 2005, we have entered into two amendments of our Credit Facility pursuant to which certain covenants in our Credit Facility were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected, and this risk may be exacerbated by the reclassification of borrowings under our Credit Facility as current liabilities on our balance sheet. We cannot assure you that our trade creditors will not further change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms. To the extent our trade creditors change their terms in a manner that is adverse to us, this will increase the amount of cash that we need to operate our business, which may not be available on acceptable terms from lenders, or at all.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs.

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue sharing programs, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of programs for a significant number of DVD and VHS movie releases. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer them for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if they are discontinued. Additionally, studio revenue sharing programs permit the studios, in the ordinary course of business, to audit our records to determine whether we have complied with the terms of these programs. There can be no assurance that we will not be required to pay additional amounts, which may be material, as a result of these audits. Further, some of our agreements may be terminated on short notice.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)  Exhibits

10.1 Movie Gallery, Inc. Performance Bonus Plan (previously filed on June 14, 2006, as an exhibit of the same number to the Company's Current Report on Form 8-K, and incorporated by reference).

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  August 15, 2006           /s/ Thomas D. Johnson, Jr.
                                 ------------------------------
                                 Thomas D. Johnson, Jr.,
                                 Senior Vice President and Interim
                                 Chief Financial Officer