Form 10-Q
period 2006-10-01
MOVIE GALLERY INC
filed 2007-01-19
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 1, 2006

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of January 17, 2007 was 31,838,901.


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

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and, in that regard, we caution the readers of this quarterly report on Form 10-Q that the important factors described under Part II, Item 1A. Risk Factors in this quarterly report on Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.


Item 1. Financial Statements

                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                                (In thousands)

                                             -------------------------
                                              January 1,    October 1,
                                                 2006          2006
                                             -----------   -----------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $   135,238   $    19,634
 Merchandise inventory, net                      136,450       123,929
 Prepaid expenses                                 41,393        51,226
 Store supplies and other                         24,194        20,564
                                             -----------   -----------
Total current assets                             337,275       215,353

Rental inventory, net                            371,565       340,078
Property, furnishings and equipment, net         332,218       272,341
Goodwill, net                                    118,404       117,626
Other intangibles, net                           184,671       182,803
Deposits and other assets                         40,995        37,726
                                             -----------   -----------
Total assets                                 $ 1,385,128   $ 1,165,927
                                             ===========   ===========
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $    78,146   $   781,559
 Current maturities of financing obligations       4,492           982
 Accounts payable                                236,989        78,799
 Accrued liabilities                              88,460        78,511
 Accrued payroll                                  38,624        42,726
 Accrued interest                                  7,220        16,207
 Deferred revenue                                 39,200        33,014
                                             -----------    ----------
Total current liabilities                        493,131     1,031,798

Long-term obligations, less current portion    1,083,083       322,371
Other accrued liabilities                         21,662        32,570
Deferred income taxes                                 70            88

Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                       -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,686 and 31,840
 shares issued and outstanding, respectively          32            32
Additional paid-in capital                       199,151       197,074
Unearned compensation                             (4,128)            -
Retained deficit                                (417,882)     (428,541)
Accumulated other comprehensive income            10,009        10,535
                                             -----------   -----------
Total stockholders' deficit                     (212,818)     (220,900)
                                             -----------   -----------
Total liabilities and stockholders' deficit  $ 1,385,128   $ 1,165,927
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.



                               Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                              -----------------------   -----------------------
                               October 2,   October 1,   October 2,  October 1,
                                  2005         2006         2005        2006
                               ---------    ---------   ----------  ----------
Revenue:
  Rentals                      $ 473,086    $ 475,779   $1,109,661  $1,539,754
  Product sales                   99,356      107,210      201,301     338,888
                               ---------    ---------    ---------   ---------
Total revenue                    572,442      582,989    1,310,962   1,878,642

Cost of sales:
  Cost of rental revenue         136,236      141,589      345,159     470,073
  Cost of product sales           70,080       78,160      141,896     249,455
                                --------    ---------     --------   ---------
Gross profit                     366,126      363,240      823,907   1,159,114


Operating costs and expenses:
 Store operating expenses        319,919      322,643      690,592     944,495
 General and administrative       40,020       44,022       93,014     134,853
 Amortization of intangibles       1,163          701        2,718       2,142
                                --------     --------     --------    --------
Operating income (loss)            5,024       (4,126)      37,583      77,624

Interest expense, net            (24,427)     (31,185)     (41,430)    (89,331)
Write-off of bridge financing          -            -       (4,234)         -
Equity in losses of
 unconsolidated entities               -            -         (806)         -
                                 --------    --------     --------    --------
Loss before income taxes          (19,403)    (35,311)      (8,887)    (11,707)
Income taxes (benefit)             (6,934)        800       (2,622)     (1,048)
                                 --------    --------     --------    --------
Net loss                         $(12,469)   $(36,111)    $ (6,265)   $(10,659)
                                 ========    ========     ========    ========

Net loss per share:
   Basic                          $ (0.39)   $  (1.13)    $  (0.20)    $ (0.34)
   Diluted                        $ (0.39)   $  (1.13)    $  (0.20)    $ (0.34)

Weighted average shares outstanding:
   Basic                           31,640      31,840       31,471      31,786
   Diluted                         31,640      31,840       31,471      31,786

Cash dividends per common share   $     -    $      -     $   0.06    $      -


The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                  October 2,    October 1,
                                                     2005          2006
                                                  ---------     ---------
Operating activities:
Net loss                                          $  (6,265)    $(10,659)
Adjustments to reconcile net loss to net cash
 provided by (used in)operating activities:
  Rental inventory amortization                     152,018      167,259
  Purchases of rental inventory                    (120,135)    (125,246)
  Purchases of rental inventory-base stock          (16,569)     (10,527)
  Depreciation and intangibles amortization          60,206       79,214
  Accretion on asset retirement obligations               -        3,022
  Loss on disposal of property,
   furnishings and equipment                          1,363        3,675
  Stock-based compensation                            1,098        2,073
  Tax benefit of stock options exercised              3,301           -
  Amortization of debt issuance cost                  2,235        4,952
  Deferred income taxes                             (11,557)          18
Changes in operating assets and liabilities, net of
 business acquisitions:
  Extended viewing fees receivable, net              20,259           -
  Merchandise inventory                               8,516       12,634
  Other current assets                               (3,948)      (7,075)
  Deposits and other assets                          (2,053)       2,567
  Accounts payable                                  (82,258)    (157,454)
  Accrued interest                                   29,193        8,986
  Accrued liabilities and deferred revenue           13,336       (8,508)
                                                  ---------    ---------
Net cash provided by (used in)
 operating activities                                48,740      (35,069)

Investing activities:
Business acquisitions, net of cash acquired      (1,096,265)        (319)
Purchase of property, furnishings and equipment     (48,873)     (19,145)
Proceeds from disposal of property,
 furnishings and equipment                            2,107        1,320
Acquisition of construction phase assets, net         2,154        3,553
                                                  ---------    ---------
Net cash used in investing activities            (1,140,877)     (14,591)

Financing activities:
Repayment of capital lease obligations                 (265)        (412)
Decrease in financing obligations                    (2,412)      (3,510)
Net borrowings on credit facilities                   9,046       13,142
Debt financing fees                                 (32,452)      (5,528)
Proceeds from issuance of long-term debt          1,166,120        1,948
Principal payments on long-term debt                 (8,367)     (72,392)
Proceeds from exercise of stock options               5,318           -
Proceeds from employee stock purchase plan              169           -
Payment of dividends                                 (2,827)          -
                                                  ---------    ---------
Net cash provided by (used in)
 financing activities                             1,134,330      (66,752)

Effect of exchange rate changes on cash
 and cash equivalents                                 1,044          808
                                                  ---------    ---------
Increase (decrease) in cash and
 cash equivalents                                    43,237     (115,604)
Cash and cash equivalents at
 beginning of period                                 25,518      135,238
                                                  ---------    ---------
Cash and cash equivalents
   at end of period                               $  68,755    $  19,634
                                                  =========    =========

The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
               Notes to Consolidated Financial Statements (Unaudited)
                                 October 1, 2006


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The balance sheet at January 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' deficit or net loss.

During the fourth quarter of fiscal year 2005, we began to classify purchases of rental inventory-base stock in operating activities rather than investing activities. The accompanying consolidated statements of cash flows for the thirty-nine weeks ended October 2, 2005 has been revised to reflect all purchases of rental inventory as operating cash uses. The statement of cash flows for the thirty-nine weeks ended October 2, 2005 has also been revised to reclassify the book cost of previously viewed movie sales from rental inventory amortization as a reduction of purchases of rental inventory to be consistent with the presentation in the current year.

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views on a variety of matters relating to stock-based payments upon adoption of Statement of Financial Accounting Standard 123(R), "Share-Based Payment." SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. Accordingly, stock-based compensation for the thirteen and thirty-nine weeks ended October 2, 2005 has been reclassified in the statement of operations to correspond to current year presentation within the same operating expense line items as cash compensation paid to employees.

Change in Accounting Estimate for Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $0 and $11.3 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively. This reduced net income by $0 and $12.2 million (net of tax), or $0.00 and $0.38 per diluted share, for the thirteen and thirty-nine weeks ended October 1, 2006, respectively.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested stock and shares to be issued from the exercise of dilutive common stock options. Due to our loss for the thirteen weeks and thirty-nine weeks ended October 2, 2005, securities consisting of options convertible into 215,000 and 319,000 shares of common stock and 0 and 8,000 shares of non-vested stock, respectively, were excluded from the calculation of diluted loss per share, as their inclusion in the diluted loss per share calculation would have been anti-dilutive. Due to our loss in the thirteen weeks and thirty-nine weeks ended October 1, 2006, securities consisting of options convertible into 66,000 and 68,000 shares of common stock were excluded from the calculation of diluted loss per share, as their inclusion in the diluted loss per share calculation would have been anti-dilutive.

Stock Based Compensation

In June 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan (the "2003 Plan"), which was subsequently amended in June 2005 (Second Amendment) to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 Plan, stock option awards were subject to our 1994 Stock Plan, which expired in 2004. As of October 1, 2006, 5,261,168 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

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

The weighted-average assumptions used and weighted-average grant-date fair values of options for fiscal year 2004 and 2005 and the thirty-nine weeks ended October 1, 2006 were as follows:

					                    Thirty-nine
							       Weeks
                                       Fiscal Year Ended       Ended
                                    -----------------------  ----------
                                     January 2,   January 1,  October 1,
                                       2005         2006         2006
                                    ----------   ----------  ----------

Expected volatility                     0.632        0.626          -
Risk-free interest rate                 2.97%        3.05%          -%
Expected life of option in years        3.4          3.0            -
Expected dividend yield                 0.6%         5.7%           -%
Weighted average grant date
  fair value per share              $   8.70    $    7.43   $       -



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

Prior to the adoption of SFAS No. 123(R), cash retained as the result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, "Statement of Cash Flows," and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the third quarter of fiscal 2006.

Fair Value Disclosures - Prior to SFAS No. 123(R) Adoption

Stock-based compensation for the thirteen and thirty-nine weeks ended October 2, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the thirteen and thirty-nine weeks ended October 2, 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

                                   Thirteen Weeks Ended Thirty-nine Weeks Ended
                                   -------------------- -----------------------
                                       October 2,              October 2,
                                          2005                    2005
                                       ---------              ----------

Net loss, as reported                  $ (12,469)             $  (6,265)
Add: Stock based compensation
 included in reported net loss,
 net of tax                                  442                    774
Deduct: Stock based compensation
 determined under fair value based
 methods for all awards, net of tax       (1,087)                (1,887)
                                       ---------              ---------
Pro forma loss                         $ (13,114)             $  (7,378)
                                       =========              =========
Net loss per share, as reported:
 Basic                                 $   (0.39)             $   (0.20)
 Diluted                               $   (0.39)             $   (0.20)

Pro forma net loss, per share:
 Basic                                 $   (0.41)             $   (0.23)
 Diluted                               $   (0.41)             $   (0.23)


A summary of our stock option activity and related information is as follows:

                                                               Weighted-
                                              Outstanding   Average Exercise
                                                Options     Price Per Share
                                              ------------   ---------------

Outstanding at January 1, 2006                     976,751             14.33
    Granted                                           0.00              0.00
    Exercised                                         0.00              0.00
    Cancelled                                     (100,563)            18.57
                                              ------------
Outstanding at October 1, 2006                     876,188             13.84
					      ============

Exercisable at January 1, 2006                     976,751             14.33
Exercisable at October 1, 2006                     876,188             13.84


The total intrinsic value of options exercised was $8.9 million and $0 for the fiscal year ended January 1, 2006 and for the thirty-nine weeks ended October 1, 2006, respectively.

Options outstanding as of October 1, 2006 had a weighted-average remaining contractual life of approximately 5 years and exercise prices ranging from $1.00 to $22.00 as follows:

                                                Exercise price of
                                -----------------------------------------------
                                   $1.00 to       $6.00 to         $13.00 to
                                   $3.00          $12.00           $22.00
                                -------------- --------------- ----------------

Options outstanding                 181,864        78,750           615,574
Weighted-average exercise price       $1.64         $6.22            $18.42
Weighted-average remaining
    contractual life               3.2 years      0.1 years        6.6 years
Options exercisable                 181,864        78,750           615,574
Weighted-average exercise price
    of exercisable options            $1.64         $6.22            $18.42


Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.2 million and $1.6 million for the fiscal year ended January 1, 2006 and for the thirty-nine weeks ended October 1, 2006, respectively. The total grant date fair value of service-based share awards vested during the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006 was $0 and $1.5 million, respectively.

Following is a summary of our service-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 219,431                  25.85
     Cancelled                               (13,000)                 29.45
                                          ----------
Outstanding at January 1, 2006               206,431                  25.62
     Granted                               1,275,900		       6.82
     Vested 				     (61,990)                 24.55
     Cancelled				     (75,924)		      22.72
					   ---------
Outstanding at October 1, 2006		   1,344,417		       7.99
					  ==========

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.4 million and $0.5 million for performance-based stock grants was recognized for the fiscal year ended January 1, 2006 and for the thirty-nine weeks ended October 1, 2006, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28 (EITF 00-23).

Following is a summary of our performance-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 113,000                  23.79
     Cancelled                                (6,250)                 12.83
                                          ----------
Outstanding at January 1, 2006               106,750                  24.43
     Granted                                       -		          -
     Vested 				     (50,500)                 28.84
     Cancelled				     (31,250)		      12.83
					  ----------
Outstanding at October 1, 2006		      25,000		      30.03
					  ==========

The total grant date fair value of performance-based share awards vested during the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006 was $0 and $1.5 million, respectively.

Total compensation cost related to all non-vested awards that is not yet recognized was $9.2 million at October 1, 2006, and is expected to be recognized over a weighted-average period of approximately three years.

Recently Issued Accounting Pronouncements

On March 28, 2006, the Financial Accounting Standards Board ("FASB") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)," or EITF 06-3, which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We are in the process of evaluating the effect of EITF 06-3 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)-6", or FSP FIN 46(R)-6, which addresses certain major implementation issues related to FASB Interpretation No. 46(R)6. FSP FIN 46(R)-6 is effective prospectively for all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R). We are in the process of evaluating the effect of FSP FIN 46(R)-6 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for us for fiscal years
beginning after November 15, 2007.   We are in the process of evaluating the
effect of SFAS 157 on our financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. We are in the process of evaluating the effect of SAB 108 on our financial statements.

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

								       As of
                                              Initial    Subsequent   October
                                             Allocation  Revisions    1, 2006
Current Assets:
    Cash and cash equivalents                $   18,733 $       -  $   18,733
    Extended viewing fees receivable, net        21,369         -      21,369
    Merchandise inventory                       122,468         -     122,468
    Prepaid expenses                             27,632         -      27,632
    Store supplies and other                     18,146    (5,107)     13,039
                                             ---------- ---------  ----------
Total current assets                            208,348    (5,107)    203,241

Rental inventory                                227,800         -     227,800
Property, furnishings and equipment             238,279        49     238,328
Goodwill                                        474,990     3,707     478,697
Other intangibles                               183,894         -     183,894
Deferred income taxes                            64,944   (13,708)     51,236
Deposits and other assets                         1,662         -       1,662
                                             ---------- ---------  ----------
Total assets acquired                         1,399,917   (15,059)  1,384,858

Liabilities
Current Liabilities:
    Current maturities of long-term obligations     557         -         557
    Current maturities of financing obligations  10,385         -      10,385
    Accounts payable                            182,963   (14,728)    168,235
    Accrued liabilities                          65,507     6,984      72,491
    Accrued payroll                              19,691    (1,147)     18,544
    Accrued interest                                 39         -          39
    Deferred revenue                             27,552    (6,168)     21,384
                                             ---------- ---------  ----------
Total current liabilities                       306,694   (15,059)    291,635

Long-term obligations, less current portion         941         -         941
Total liabilities                               307,635   (15,059)    292,576
                                             ---------- ---------  ----------
Net assets acquired                          $1,092,282 $       -  $1,092,282
                                             ========== =========  ==========

The initial allocation shown above was based on the unaudited balance sheet as of April 27, 2005, and our preliminary estimates of fair value, which were revised and adjusted throughout fiscal 2005 and the third quarter of fiscal 2006 as we completed the analysis of various balance sheet accounts and refined the estimates of the fair values of assets acquired and liabilities assumed. For the thirty-nine weeks ended October 1, 2006, adjustments were made to the purchase price allocation for accrued liabilities, deferred income taxes, accounts receivable, and property, furnishings and equipment totaling $0.9 million. Following is a summary of the nature of the significant revisions and the facts and circumstances that required the revisions shown in the preceding table:

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

   - established $3.1 million in reserves for store closures in accordance with EITF 95-3 to reflect the cost of remaining lease obligations for closed stores and other costs associated with 50 Game Crazy departments that were closed shortly after the merger; and

   - recorded a reduction of $3.0 million in income tax and franchise tax liabilities based on subsequent analyses of Hollywood's tax accounts, after giving consideration to the effects of merger-related transactions.

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

After giving consideration to the effect of the revisions described above, we allocated a total of $478.7 million to goodwill, against which an impairment charge of $361.2 million was recorded in fiscal 2005. We paid a substantial premium to acquire Hollywood for several reasons, including:

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

- Operating efficiencies: The combined operations of Movie Gallery and Hollywood are expected to improve operational performance due to greater distribution density, consolidation of duplicative functions and the adoption of best practices at the 4,675 store locations for the combined company.

In addition, in order to acquire Hollywood, we participated in a competitive bidding process against Leonard Green & Partners L.P. and Blockbuster, Inc. Our successful bid was $1.25 per share lower than Blockbuster, Inc.'s bid. However, Hollywood's stock (NASDAQ: HLYW) was trading at a significant premium to book value due, in part, to merger and acquisition speculation.

The operations of Hollywood Entertainment have been included in our consolidated results of operations from April 27, 2005 forward. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2005, nor is it indicative of future results. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger, except for the elimination of certain redundant executive compensation costs for terminated corporate personnel, substantially all of which occurred shortly after the merger. The unaudited pro forma financial information in the table below summarizes the combined results of operations of Movie Gallery and Hollywood Entertainment for the thirty-nine weeks ended October 2, 2005 as though the companies had been combined as of the beginning of fiscal 2005.

                                      (unaudited)
                         (in thousands, except per share data)

                                Thirty-nine weeks ended
                                   October 2, 2005
                                   ---------------
Total revenue                         $  1,926,705
Operating income                           100,087
Net income                                  14,396
Net income per share:
  Basic                                       0.46
  Diluted                                     0.45

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

The historical financial data of Hollywood (not separately presented herein) for periods prior to the merger (included in the pro forma presentation above), includes $21.1 million (before taxes) of transactions costs and professional services related to merger activities.

Merger Reserves

We closed 50 Game Crazy departments shortly after the acquisition date for a total cash cost of $0.3 million. The costs associated with these department closures were not charged to current operations, but rather were recognized as acquired liabilities in purchase accounting, resulting in an increase to goodwill.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                              -----------  ----------
                                               January 1,   October 1,
                                                 2006 (1)      2006
                                              -----------  ----------
        Land and buildings                      $  19,372  $   20,211
        Fixtures and equipment                    244,320     246,749
        Leasehold improvements                    284,737     281,482
        Asset retirement obligation                     -       5,924
        Construction phase assets                   4,542         989
        Equipment under capital lease               1,659       1,659
                                              -----------  ----------
                                                  554,630     557,014
        Less accumulated depreciation
         and amortization                        (222,412)   (284,673)
                                              -----------  ----------
                                                $ 332,218  $  272,341
                                              ===========  ==========

(1) Amounts reflect an adjustment of $36.2 million to conform presentation between Movie Gallery and Hollywood segments from signage (fixtures and equipment) to leasehold improvements.

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.3 and $0.6 million at January 1, 2006 and October 1, 2006, respectively. Depreciation expense related to property, furnishings and equipment was $28.2 million and $77.0 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively, compared to $30.3 million and $57.5 million for the corresponding periods in 2005.

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

The effective tax rate was an expense of 2.3% and a benefit of 8.9% for the thirteen and thirty-nine weeks ended October 1, 2006, respectively, as compared to a benefit of 35.7% and 29.5% for corresponding prior year periods. The projected annual effective tax rate is a benefit of 4.2% which differs from the expense of 2.3% for the quarter ended October 1, 2006 due to the interaction between valuation allowances against our deferred tax assets and net operating losses which have been incurred and changes to contingent liabilities and equity compensation. The low annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Because of the existence of the valuation allowance against our deferred tax assets, we generally expect that our federal income tax provision will be low until such time as the valuation allowance is depleted through future taxable income or until we determine it is no longer necessary. Likewise, we do not currently expect that we will be able to recognize any significant federal income tax benefit on future net operating losses because those benefits would most likely cause us to increase the valuation allowance by a corresponding amount in the foreseeable future.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 1, 2006         October 1, 2006
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $      -  $          -  $    147  $          -
     Hollywood Video    -        118,404             -   117,479             -
                                --------  ------------  --------  ------------
Total goodwill                  $118,404  $          -  $117,626  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,205  $    (10,110) $ 12,293  $   (10,717)
Trademarks:
 Hollywood Video   Indefinite    170,959             -   171,159            -
 Game Crazy         15 years       4,000          (178)    4,000         (378)
Customer lists       5 years       8,994        (1,199)    8,994       (2,548)
                                --------  ------------  --------  ------------
                                $196,158  $    (11,487) $196,446  $   (13,643)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of fiscal 2006 and the five succeeding fiscal years is as follows (in thousands):

                     2006                             696
                     2007                           2,698
                     2008                           2,476
                     2009                           2,289
                     2010                             958
                     2011                             292

The changes in the carrying amounts of goodwill for the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006, are as follows (in thousands):

          Net balance as of January 2, 2005           $   143,761
          Goodwill acquired (including revisions)         497,593
          Impairment                                     (522,950)
                                                      -----------
          Net balance as of January 1, 2006               118,404
          Goodwill acquired                                   147
          Change in goodwill                                 (925)
                                                      -----------
          Net balance as of October 1, 2006            $  117,626
                                                      ===========

6. Store Closure, Merger and Restructuring Reserves

Store Closure

In the fourth quarter of fiscal 2005, we decided to close 64 Movie Gallery stores that overlapped trade areas served by competing Hollywood stores. In addition to these closures, we continue to evaluate underperforming stores and stores that have overlap trade areas in our Movie Gallery, Hollywood and Game Crazy segments. We anticipate closing approximately 230 underperforming and overlap stores during fiscal 2006. For the thirty-nine weeks ended October 1, 2006, we have recognized $9.1 million in store closure expenses, of which $3.7 million is related to the loss on the disposal of fixed assets.

                                       Movie    Hollywood
                                      Gallery     Video       Total
                                    ----------  ---------  ---------
Store closure reserve:
Balance as of January 1, 2006       $   10,112  $   3,613   $ 13,725
Additions and
 adjustments                             5,065       (216)     4,849
Reclassifications (1)                   (1,921)         -     (1,921)
Payments                                (3,808)      (564)    (4,372)
                                    ----------  ---------   --------
Balance as of October 1, 2006       $    9,448  $   2,833   $ 12,281
                                    ==========  =========   ========

(1) In the first quarter of fiscal 2006, $1.9 million of accrued estimated fixed assets disposals were reclassified from current liabilities into property, furnishings and equipment, net.

Merger and Restructuring

During the fourth quarter of fiscal 2005 we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan to consolidate Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to all impacted associates will be approximately
$2.5 million, of which approximately $1.2 million and $1.3 million was recognized during the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006, respectively, in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities."
Severance, retention incentives and outplacement services costs are recognized in store operating expenses and general and administrative expense. Cash payments of $1.4 million were charged to the reserve during the thirty-nine weeks ended October 1, 2006.

The integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to the Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions will be relocated.

We established merger reserves, which were treated as liabilities of the acquired Hollywood business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of fiscal 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts. We recorded a $6.6 million reserve for costs associated with severance and benefits for the impacted individuals. Payments to these individuals will be made over the severance period in accordance with the severance agreements. Total payments of $2.5 million and $1.8 million were made for the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006, respectively, leaving a $2.3 million reserve as of October 1, 2006.

                                       Movie    Hollywood
                                      Gallery     Video      Total
Termination benefits:               ----------  ---------   --------
Balance as of January 1, 2006       $    1,190  $   4,116   $  5,306
Additions and
 adjustments                             1,301          -      1,301
Payments                                (1,410)    (1,825)    (3,235)
                                    ----------  ---------   --------
Balance as of October 1, 2006       $    1,081  $   2,291   $  3,372
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $       50  $       -   $     50
Total termination
 benefits cost                      $    2,541  $   6,655   $  9,196


7.  Long-Term Debt

Long term debt consists of the following (in thousands):


                                           January 1,   October 1,
           Instrument                        2006          2006
-----------------------------------       ----------   ----------

Movie Gallery senior notes                $  321,489   $  321,905
Credit Facility:
  Term A Loan                                 85,500       71,447
  Term B Loan                                746,250      689,915
  Revolving credit facility                    6,862       20,004
 Hollywood senior subordinated notes             450          450
 Capital leases                                  678          209
                                          -----------  ----------
 Total                                     1,161,229    1,103,930
 Less current portion                        (78,146)    (781,559)
                                          -----------  ----------
                                          $1,083,083   $  322,371
                                          ===========  ==========

As of October 1, 2006, we were in compliance with our Credit Facility financial
covenants.   We anticipate complying with the financial covenants contained in the Credit Facility, as amended, at each test date through the remainder of fiscal 2006. However, unless we are successful in obtaining an additional amendment to the financial covenants in our Credit Facility, our projected operating results indicate that we will fail the more restrictive financial covenant tests effective as of April 1, 2007. As a result, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," all amounts outstanding under the Credit Facility have been classified as current liabilities as of October 1, 2006.

To the extent such a breach occurs, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and to terminate any commitments to make further extensions of credit. If we are unable to repay our indebtedness, our secured creditors could proceed against the collateral securing the indebtedness owed to them.

If amounts outstanding under the Credit Facility were accelerated by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our 11% Senior Notes and certain leases, could also become due and payable immediately. Should the amounts outstanding under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because we have substantial indebtedness and substantially all of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms, and continuing uncertainty could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

We are exploring several alternative strategies to facilitate further amendments to or a refinancing of our Credit Facility, including, among other things, raising additional equity, sale/leaseback transactions, and subleasing and restructuring leases at our stores. We cannot assure you that any of these actions will be successful, or that further debt amendments or additional debt or equity financings can be obtained on acceptable terms, if at all.

Credit Facility

The Credit Facility, which we entered into in connection with our acquisition of Hollywood Entertainment Corporation ("Hollywood"), provides for aggregate borrowings of $836.4 million, consisting of a five-year $75.0 million revolving credit facility due April 27, 2010 (the "Revolver") and two term loans in an aggregate principal amount of $761.4 million as of October 1, 2006. Term Loan A is a $71.5 million loan that matures on April 27, 2010, and Term Loan B is a $689.9 million loan that matures on April 27, 2011. At October 1, 2006, we had $43.8 million drawn under the Revolver, comprised of $23.8 million in letters of credit and $20.0 million in borrowings.

On March 15, 2006, we executed a second amendment to the Credit Facility, effective through the fourth quarter of 2006 that relaxed financial covenants, increased restrictive operating covenants and increased interest rate margins. The quarterly financial covenants revert to the original covenants commencing with the first quarter of 2007.

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

Borrowings under the Term Loan A and the Revolver bear interest at LIBOR plus the following margin based upon a leverage ratio described below:

                         Leverage Ratio       LIBOR Margin
                            > 4.00                5.00%
                          3.25 - 4.00             3.50%
                          2.75 - 3.25             2.75%
                          2.25 - 2.75             2.50%
                          1.75 - 2.25             2.25%
                            < 1.75                2.00%

Borrowings under the Term Loan B bear interest at a rate of LIBOR plus 5.25% if our leverage ratio exceeds 4.00; otherwise the rate will be LIBOR plus 3.75%. As of October 1, 2006, the Revolver/Term Loan A and Term Loan B interest rates are 10.37% and 10.62%, respectively. When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest). For the thirteen and thirty-nine weeks ended October 1, 2006, we have recapitalized $1.0 million and $2.0 million of interest, respectively.

The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The Credit Facility is secured by first priority security interests in, and liens on, substantially all of our direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries.

The Credit Facility requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to interest expense. The covenant levels under the Credit Facility are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
      2006 Q3         6.75             1.00                1.45
      2006 Q4         6.50             1.00                1.45
      2007 Q1         2.25             1.10                3.00
      2007 Q2         2.25             1.10                3.00

The Credit Facility also imposes certain other restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

Term Loan A and Term Loan B require aggregate quarterly prepayments of principal in the amounts of 5.0% and 0.25%, respectively, of the outstanding balances through the first quarter of fiscal 2010, after which the mandatory Term Loan B prepayments escalate. In addition to these prepayments, the Credit Facility also requires us to make prepayments in an amount equal to 100% of any excess cash flow, which generally represents the amount of cash generated by the Company but not used towards operations, debt service, or investments. Based upon our operating results for the thirty-nine weeks ended October 1, 2006 and projected operating results for the remainder of fiscal 2006, we do not believe that we that we will be required to make an excess cash flow prepayment for fiscal 2006.

11% Senior Notes due 2012

Also in connection with the Hollywood acquisition, we issued $325.0 million in an aggregate principal amount of 11% senior notes due 2012 (the "Senior Notes"). The indenture governing the Senior Notes imposes certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

The indenture governing the Senior Notes also contains a covenant requiring us to file on a timely basis the periodic reports required by the Exchange Act. Accordingly, prior to filing this Quarterly Report on Form 10-Q, the Company was in violation of this covenant. We believe that with this filing the violation was cured. In addition, the senior notes may be accelerated if an event of default occurs under our Credit Facility. Because no events of default have occurred under the Credit Facility as of October 1, 2006 and through the date of our filing of the Form 10-Q no events of acceleration have occurred. Therefore, we believe that the Senior Notes continue to be appropriately classified as long-term as of October 1, 2006.

Interest Rate Hedge

Our Credit Facility requires that for a period of two years subsequent to entering into the Credit Facility, a portion of our floating rate debt is to be converted to fixed rate debt. In fiscal 2005, we entered into two, two-year floating-to-fixed interest rate swaps for a total amount of $280.0 million. Under the terms of both of the swap agreements, we paid fixed interest on the $280.0 million at a rate of 4.06% and received floating interest based on three-month LIBOR. The scheduled termination date for both of these swaps was June 29, 2007.

Subsequent to the thirty-nine weeks ended October 1, 2006, on October 20, 2006, we settled both of these interest rate swaps (prior to their scheduled termination dates) and received $2.5 million in cash.

On October 20, 2006, we entered into a new floating-to-fixed interest rate swap for an amount of $140.0 million. Under the terms of the new swap agreement, we will pay fixed interest on the $140.0 million at a rate of 5.41% and receive floating interest based on three-month LIBOR. The termination date for the new swap agreement is April 30, 2007.

Also on October 20, 2006, we entered into a new 5.50% interest rate cap agreement for an amount of $140.0 million. Under the terms of the new cap agreement we will pay floating rate interest up to a maximum of 5.50% and receive floating rate interest based on three-month LIBOR. The termination date for the new 5.50% cap agreement is April 27, 2007.


8.  Comprehensive Income

Comprehensive income is as follows (in thousands):

                                Thirteen Weeks Ended   Thirty-nine Weeks Ended
                               ----------------------   ----------------------
                               October 2,   October 1,  October 2,   October 1,
                                  2005         2006        2005         2006
                               ---------    ---------   ---------    ---------
Net loss                       $ (12,469)   $ (36,111)  $  (6,265)    $(10,659)
Foreign currency translation
 adjustment                        2,398         (523)      1,044          808
Change in value of interest
 rate swap                             -         (135)          -         (282)
                               ---------    ---------   ---------    ---------
Comprehensive loss             $ (10,071)   $ (36,769)  $  (5,221)   $ (10,133)
                               =========    =========   =========    =========

9.  Commitments and Contingencies

Hollywood and the members of its former board of directors (including Hollywood's former chairman, Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed by Hollywood with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

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

At October 1, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.6 million, of which $1.1 million relates to pre-acquisition contingencies. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Boards, Inc.

By letter dated August 29, 2005, Boards, Inc. ("Boards"), an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores including 17 Game Crazy stores owned and operated by Boards pursuant to a "put" option contained in the license agreement for these stores. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of October 1, 2006 the purchase price has not yet been determined. We anticipate that the transaction could close in 2007.

10.  Segment Reporting

With the acquisition of Hollywood as of April 27, 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. The segments are based on store branding. Movie Gallery represents 2,609 video stores serving mainly rural markets in the United States, Canada, and Mexico, Hollywood Video represents 2,049 video stores serving predominantly urban markets, and Game Crazy represents 643 in-store departments and 17 free-standing stores serving the game market in urban locations. We measure segment profit as operating income
(loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                    Thirteen Weeks Ended
                                      October 2, 2005 (1)
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  197,185 $  316,115  $ 59,142  $  572,442
Depreciation and
 amortization                9,448     19,701     2,278      31,427
Rental amortization         25,803     34,687         -      60,490
Operating income(loss)        (652)    10,508    (4,832)      5,024
Goodwill, net              162,142    463,743         -     625,885
Total assets               523,108  1,230,589   116,391   1,870,088
Purchases of property,
 furnishings and
 equipment                  11,672      4,351       400      16,423

(1) Rental amortization includes $10.1 million of VHS residual value adjustment

                                    Thirteen Weeks Ended
                                       October 1, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  202,577 $  312,270  $ 68,142  $  582,989
Depreciation and
 amortization               10,545     15,320     2,280      28,145
Rental amortization         21,854     25,655         -      47,509
Operating income(loss)     (14,799)    10,990      (317)     (4,126)
Goodwill, net                  147    117,479         -     117,626
Total assets               353,110    717,262    95,555   1,165,927
Purchases of property,
 furnishings and
 equipment                   1,455      2,545        54       4,054


                                    Thirty-nine Weeks Ended
                                        October 2, 2005 (2)
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery(3)   Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                 $ 630,038  $ 572,650 $ 108,274 $ 1,310,962
Depreciation and
 amortization               27,342     27,463     5,401      60,206
Rental amortization         84,867     67,151         -     152,018
Operating income(loss)      18,462     25,873    (6,752)     37,583
Goodwill, net              162,142    463,743         -     625,885
Total assets               523,108  1,230,589   116,391   1,870,088
Purchases of property,
 furnishings and
 equipment                  40,403      7,874       596      48,873

(2) Hollywood Video and Game Crazy from April 27, 2005 through October 2,
2005.

(3) Rental amortization includes $10.1 million of VHS residual value adjustment.

                                   Thirty-nine Weeks Ended
                                       October 1, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Revenues                $  656,205 $1,016,881  $205,556  $1,878,642
Depreciation and
 amortization               28,930     42,855     7,429      79,214
Rental amortization         74,524     92,735         -     167,259
Operating income(loss)      (1,256)    82,097    (3,217)     77,624
Goodwill, net                  147    117,479         -     117,626
Total assets               353,110    717,262    95,555   1,165,927
Purchases of property,
 furnishings and
 equipment                  12,164      6,834       147      19,145


11.  Asset Retirement Obligation

We record certain obligations associated with the requirement to restore leased premises to their original condition for the removal of certain long-lived assets under the guidance in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Under this standard, we recognize the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred if we can make a reasonable estimate of the liability's fair value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset, and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to the consolidated statement of operations. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

During the preparation and review of our Quarterly Report on Form 10-Q for the thirteen and thirty-nine week periods ended October 1, 2006, we realized that we had not properly applied the guidance as set out above. As a result of this review, certain errors were identified and were corrected in the third quarter of 2006. We increased our property and equipment by $1.4 million, other long-term liabilities by $8.7 million, and operating expenses by $7.3 million. The impact of these corrections on our financial position, results of operations, and cash flows for the fiscal years ended January 4, 2004, January 2, 2005, and January 1, 2006, were not material. Although the correction of the errors is material to the third quarter of 2006 it is not material to fiscal 2006 taken as a whole.

The following is an analysis of our asset retirement obligation if we would have properly implemented FASB Statement No. 143 as of January 4, 2003 for the fiscal years ended 2003, 2004, 2005, and the quarters ended April 2, 2006, July 2, 2006, and October 1, 2006 (in thousands):


                                                                   Amount
                                                                   -------
Asset retirement obligation as of January 4, 2003                  $2,462
Liability accrued upon lease commencement                             554
Liability settled                                                     (73)
Accretion of discount                                                 104
                                                                   -------
Asset retirement obligation as of January 4, 2004                   3,047
Liability accrued upon lease commencement                             529
Liability settled                                                    (125)
Accretion of discount                                                 126
                                                                   -------
Asset retirement obligation as of January 2, 2005                   3,577
Liability accrued upon lease commencement/acquisition               5,219
Liability settled                                                    (322)
Accretion of discount                                                 276
                                                                   -------
Asset retirement obligation as of January 1, 2006                   8,750
Liability accrued upon lease commencement                              61
Liability settled                                                     (96)
Accretion of discount                                                  87
                                                                   -------
Asset retirement obligation as of April 2 2006                      8,802
Liability accrued upon lease commencement                              25
Liability settled                                                    (106)
Accretion of discount                                                  86
                                                                   -------
Asset retirement obligation as of July 2, 2006                      8,807
Liability accrued upon lease commencement                              17
Liability settled                                                    (203)
Accretion of discount                                                  85
                                                                   -------
Asset retirement obligation as of October 1, 2006                  $8,706


The following table illustrates the effect on net income or loss and related per share amounts as if we had properly applied the guidance of FASB Statement No. 143 on January 4, 2003 on each of the fiscal years ended 2003, 2004, and 2005 and the first and second quarters of 2006:


                                                 Fiscal Year
                                 --------------------------------------------
                               (Amounts in thousands, except per share amounts)
                                      2003           2004           2005
                                 -------------- -------------- --------------
Net income (loss) as reported          $49,436        $49,488      $(552,740)
Pro forma net income                   $48,453        $49,209      $(557,649)

Basic earnings per share:
Net income (loss) per share as reported  $1.53          $1.54        $(17.53)
Pro forma net income per share           $1.50          $1.53        $(17.69)

Diluted earnings per share:
Net income per share as reported         $1.48          $1.52        $(17.53)
Pro forma net income per share           $1.45          $1.51        $(17.69)

                                                        Quarter Ended
                                                 ----------------------------
(Amounts in thousands, except per share amounts)     April 2,      July 2,
                                                       2006          2006
                                                 -------------- -------------
Net income (loss) as reported                          $40,347      $(14,898)
Pro forma net income                                   $40,198      $(15,045)

Basic earnings per share:
Net income (loss) per share as reported                  $1.27        $(0.47)
Pro forma net income per share                           $1.27        $(0.47)

Diluted earnings per share:
Net income per share as reported                         $1.27        $(0.47)
Pro forma net income per share                           $1.27        $(0.47)


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

Consolidating Statement of Operations
Thirteen weeks ended October 2, 2005
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 452,502  $  20,584 $       - $ 473,086
  Product sales                     -    96,679      2,677         -    99,356
                            --------- ---------  --------- --------- ---------
Total revenue                       -   549,181     23,261         -   572,442

Cost of sales:
  Cost of rental revenue            -   131,161      5,075         -   136,236
  Cost of product sales             -    68,465      1,615         -    70,080
                            --------- ---------  --------- --------- ---------
Gross profit                        -   349,555     16,571         -   366,126


Operating costs and expenses:
 Store operating expenses           -   307,766     12,153         -   319,919
 General and administrative       171    38,561      1,288         -    40,020
 Amortization of intangibles        -     1,070         93         -     1,163
                             --------  --------   --------  -------- ---------
Operating income(loss)           (171)    2,158      3,037         -     5,024

Interest expense, net         (24,052)     (241)      (134)        -   (24,427)
Equity in earnings (loss)
 of subsidiaries                3,194     1,745         -     (4,939)        -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income taxes                 (21,029)    3,662      2,903    (4,939)  (19,403)
Income taxes (benefit)         (8,560)      468      1,158         -    (6,934)
                             --------  --------   --------  -------- ---------
Net income (loss)            $(12,469) $  3,194   $  1,745  $ (4,939)$ (12,469)
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended October 1, 2006
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 454,002  $  21,777 $      - $ 475,779
  Product sales                     -   104,858      2,352        -   107,210
                            --------- ---------  --------- --------- ---------
Total revenue                       -   558,860     24,129        -   582,989

Cost of sales:
  Cost of rental revenue            -   133,701      7,888        -   141,589
  Cost of product sales             -    76,347      1,813        -    78,160
                            --------- ---------  --------- --------- ---------
Gross profit                        -   348,812     14,428        -   363,240


Operating costs and expenses:
 Store operating expenses           -   309,103     13,540        -   322,643
 General and administrative     3,167    39,133      1,722        -    44,022
 Amortization of intangibles        -       665         36        -       701
                             --------  --------   --------  -------- ---------
Operating income(loss)         (3,167)      (89)      (870)       -    (4,126)
Interest expense, net         (21,063)  (10,014)      (108)       -   (31,185)
Equity in earnings (loss)
 of subsidiaries              (11,022)     (361)         -   11,383         -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income taxes                 (35,252)  (10,464)      (978)  11,383   (35,311)
Income taxes (benefit)            859       558       (617)       -       800
                             --------  --------   --------  -------- ---------
Net income (loss)            $(36,111) $(11,022)   $  (361) $11,383  $(36,111)
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirty-nine weeks ended October 2, 2005
(unaudited, in thousands)


                           --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                           --------- ----------  --------- --------- ---------
Revenue:
  Rentals                  $       - $1,056,278  $  53,383 $      - $1,109,661
  Product sales                    -    195,300      6,001        -    201,301
                           --------- ----------  --------- --------- ---------
Total revenue                      -  1,251,578     59,384        -  1,310,962

Cost of sales:
  Cost of rental revenue           -    328,867     16,292        -    345,159
  Cost of product sales            -    137,981      3,915        -    141,896
                           --------- ----------  --------- --------- ---------
Gross profit                       -    784,730     39,177        -    823,907


Operating costs and expenses:
 Store operating expenses          -    659,461     31,131        -    690,592
 General and administrative      372     89,125      3,517        -     93,014
 Amortization of intangibles       -      2,544        174        -      2,718
                            --------  ---------   --------  -------- ---------
Operating income(loss)          (372)    33,600      4,355        -     37,583

Interest expense, net        (40,606)      (669)      (155)       -    (41,430)
Write-off bridge financing    (4,234)         -          -        -     (4,234)
Equity in losses of
 unconsolidated entities        (806)         -          -        -       (806)
Equity in earnings (loss)
 of subsidiaries              23,118      2,543          -   (25,661)       -
                            --------  ---------   --------  -------- ---------
Income (loss) before
 income  taxes               (22,900)    35,474      4,200   (25,661)   (8,887)
Income taxes (benefit)       (16,635)    12,356      1,657         -    (2,622)
                            --------  ---------   --------  -------- ---------
Net income (loss)           $ (6,265) $  23,118   $  2,543  $(25,661) $ (6,265)
                            ========  =========   ========  ======== =========


Consolidating Statement of Operations
Thirty-nine weeks ended October 1, 2006
(unaudited, in thousands)


                           ---------------------------------------------------
                                                    Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                              Parent     iaries   iaries    ations     idated
                           --------- ---------- --------- --------- ----------
Revenue:
  Rentals                  $       - $1,475,068 $  64,686  $      - $1,539,754
  Product sales                    -    331,422     7,466         -    338,888
                           --------- ---------- --------- ---------  ---------
Total revenue                      -  1,806,490    72,152         -  1,878,642

Cost of sales:
  Cost of rental revenue           -    444,442    25,631         -    470,073
  Cost of product sales            -    243,097     6,358         -    249,455
                           --------- ---------- --------- ---------  ---------
Gross profit                       -  1,118,951    40,163        -   1,159,114


Operating costs and expenses:
 Store operating expenses          -    903,956    40,539         -    944,495
 General and administrative    6,065    124,762     4,026         -    134,853
 Amortization of intangibles       -      2,034       108         -      2,142
                            --------  ---------  --------  --------  ---------
Operating income(loss)        (6,065)    88,199    (4,510)        -     77,624

Interest expense, net        (61,209)   (27,898)     (224)        -    (89,331)
Equity in earnings (loss)
 of subsidiaries              57,109     (2,956)        -   (54,153)        -
                            --------  ---------  --------  --------  ---------
Income (loss) before
 income taxes                (10,165)    57,345    (4,734)  (54,153)  (11,707)
Income taxes (benefit)           494        236    (1,778)        -    (1,048)
                            --------  ---------  --------  --------  ---------
Net income (loss)           $(10,659) $  57,109  $ (2,956) $(54,153) $(10,659)
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
                             ========= ========= ========  =========  =========


Condensed Consolidating Balance Sheet
October 1, 2006
(unaudited, in thousands)

                             --------------------------------------------------
                                                   Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                               Parent    iaries   iaries    ations     idated
                             --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents $       -   $  19,450 $    184  $      -   $  19,634
 Merchandise inventory, net        -     120,457    3,472         -     123,929
 Prepaid expenses                  -      49,342    1,884         -      51,226
 Store supplies and other          -      19,304    1,260         -      20,564
 Deferred income taxes, net        -           -        -         -           -
                            ---------   --------- --------  -------   ---------
Total current assets               -     208,553    6,800         -     215,353

Rental inventory, net              -     325,815   14,263         -     340,078
Property, furnishings and
 equipment, net                    -     257,425   14,916         -     272,341
Goodwill, net                      -     117,613       13         -     117,626
Other intangibles, net             -     182,490      313         -     182,803
Deposits and other assets     33,004       4,174      548         -      37,726
Investments in
 subsidiaries                871,487      18,110        -  (889,597)          -
                           ---------   --------- --------  --------- ----------
Total assets              $  904,491  $1,114,180 $ 36,853 $(889,597) $1,165,927
                           =========   =========  =======  ========  ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations   $  781,366   $     193  $     -  $      -  $  781,559
Current maturities of
  financing obligations            -         982        -         -         982
 Accounts payable                  -      73,816    4,983         -      78,799
 Accrued liabilities         (10,704)     88,260      955         -      78,511
 Accrued payroll                 413      41,260    1,053                42,726
 Accrued interest             16,146           9       52         -      16,207
 Deferred revenue                  -      32,588      426         -      33,014
                          ----------   --------- --------  --------   ---------
Total current liabilities    787,221     237,108    7,469         -   1,031,798

Long-term obligations, less
 current portion             321,905         466        -         -     322,371
Other accrued liabilities          -      30,480    2,090         -      32,570
Deferred income taxes              -        (345)     433         -          88
Intercompany promissory note
 (receivable)               (384,200)    384,200       -          -          -
Payable to(receivable from)
 affiliate                   400,465    (409,216)   8,751         -          -
Stockholders' equity
 (deficit)                  (220,900)    871,487   18,110  (889,597)  (220,900)
                           ---------   --------- --------  --------   ---------
Total liabilities and
 stockholders' equity
 (deficit)                 $ 904,491  $1,114,180  $36,853 $(889,597) $1,165,927
                           =========  ========== ======== ========== ==========


Consolidating Condensed Statement of Cash Flow
Thirty-nine weeks ended October 2, 2005
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income (loss)            $ (6,265) $ 23,118  $  2,543 $ (25,661) $  (6,265)
Equity earnings in
 subsidiaries                 (23,118)   (2,543)        -    25,661          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -   142,815     9,203         -    152,018
Purchases of rental
 inventory                          -  (111,656)   (8,479)        -   (120,135)
Purchase of rental
 inventory-base stock               -   (15,136)   (1,433)        -    (16,569)
Depreciation and
 intangibles amortization           -    57,927     2,279         -     60,206
(Gain) loss on disposal of
 property, furnishings, and
 equipment                          -       706       657         -      1,363
Stock based compensation          705       393         -         -      1,098
Tax benefit of stock
 options exercised              3,301         -         -         -      3,301
Amortization of debt
 issuance cost                  2,235         -         -         -      2,235
Deferred income taxes         (18,398)    5,313     1,528         -    (11,557)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    20,259         -         -     20,259
  Merchandise inventory             -     8,658      (142)        -      8,516
  Other current assets            (10)   (3,098)     (840)        -     (3,948)
  Deposits and other assets       493    (2,418)     (128)        -     (2,053)
  Accounts payable                  -   (77,603)   (4,655)        -    (82,258)
  Accrued interest             29,168        (2)       27         -     29,193
  Accrued liabilities and
   deferred revenue             2,013     9,498     1,825         -     13,336
                             -------- ---------  --------  --------  ---------
Net cash (used in)
 provided by operating
 activities                    (9,876)   56,231     2,385         -     48,740

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,282)   12,142   (16,125)        - (1,096,265)
Purchase of property,
 furnishings and equipment          -   (44,156)   (4,717)        -    (48,873)
Proceeds from disposal of
 Property, furnishings and
 Equipment                          -     2,107         -         -      2,107
Acquisition of construction
 phase assets, net                  -     2,154         -         -      2,154
Investment in subsidiaries       (354)   (8,149)        -     8,503          -
                             -------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,092,636)  (35,902)  (20,842)    8,503 (1,140,877)

Financing Activities:
Repayment of capital
 lease obligations                  -      (265)        -         -       (265)
Intercompany payable/
 receivable                   (31,165)   36,550    (5,385)        -          -
Decrease in financing
 obligations                        -    (2,412)        -         -     (2,412)
Net borrowings on credit
 facilities                         -         -     9,046         -      9,046
Debt financing fees           (32,452)        -         -         -    (32,452)
Proceeds from issuance of
 debt                       1,166,120         -         -         -  1,166,120
Principal payments on
 debt                          (6,625)        -    (1,742)        -     (8,367)
Proceeds from exercise
 of stock options               5,318         -         -         -      5,318
Proceeds from employee
 stock purchase plan              169         -         -         -        169
Capital contribution
 from parent                        -       354     8,149    (8,503)         -
Dividend to parent              3,973    (3,973)        -         -          -
Payment of dividends           (2,827)        -         -         -     (2,827)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by (used in) financing
 activities                 1,102,511    30,254    10,068    (8,503) 1,134,330

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     1,044         -         -      1,044
                             -------- ---------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)   51,627    (8,389)        -     43,237

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  67,338  $  1,417  $      -  $  68,755
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Thirty-nine weeks ended October 1, 2006
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income (loss)            $(10,659) $ 57,109  $ (2,956) $(54,153) $ (10,659)
Equity earnings in
 subsidiaries                 (57,109)    2,956         -    54,153          -
Adjustments to reconcile
 net income to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -   155,113    12,146         -    167,259
Purchases of rental
 inventory                          -  (116,585)   (8,661)        -   (125,246)
Purchase of rental
 inventory-base stock               -   (10,252)     (275)        -    (10,527)
Depreciation and
 intangibles amortization           -    76,245     2,969         -     79,214
Accretion on asset retirement
 obligations                        -     3,022         -         -      3,022
Gain on disposal of property,
 furnishings, and equipment         -     3,196       479         -      3,675
Stock based compensation        1,977        96         -         -      2,073
Amortization of debt
 issuance cost                  4,952         -         -         -      4,952
Deferred income taxes              (4)        4        18         -         18
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    12,413       221         -     12,634
  Other current assets             19    (7,846)      752         -     (7,075)
  Deposits and other assets         -     2,540        27         -      2,567
  Accounts payable                  -  (155,884)   (1,570)        -   (157,454)
  Accrued interest              9,015       (49)       20         -      8,986
  Accrued liabilities and
   deferred revenue             2,577   (10,349)     (736)        -     (8,508)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by (used in) operating
 activities                   (49,232)   11,729     2,434         -    (35,069)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (300)      (19)        -       (319)
Purchase of property,
 furnishings and equipment          -   (17,502)   (1,643)        -    (19,145)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     1,320         -         -      1,320
Acquisition of construction
 phase assets, net                  -     3,553         -         -      3,553
Investment in subsidiaries     88,576    (1,276)        -   (87,300)         -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
  activities                   88,576   (14,205)   (1,662)  (87,300)   (14,591)

Financing Activities:
Repayment of capital
 lease obligations                  -      (412)       -          -       (412)
Intercompany payable/
 receivable                    16,567   (20,285)    3,718         -          -
Decrease in financing
 obligations                        -    (3,510)        -         -     (3,510)
Net borrowings (repayments)
 on credit facilities          20,004         -    (6,862)        -     13,142
Debt financing fees            (5,528)        -         -         -     (5,528)
Proceeds from issuance
 of long-term debt              1,948         -         -         -      1,948
Principal payments on
 debt                         (72,335)        -       (57)        -    (72,392)
Capital contribution
 from parent                        -   (88,576)    1,276    87,300          -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) financing
  activities                  (39,344) (112,783)   (1,925)   87,300    (66,752)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       808         -         -        808
                             -------- ---------  --------  --------  ---------
Decrease in cash and
 cash equivalents                   -  (114,451)   (1,153)       -    (115,604)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  19,450  $    184  $      -  $  19,634
                             ======== =========  ========  ========  =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. This acquisition increased our store count to over 4,700 stores and substantially increased our urban market presence. We believe that the Company's eastern-focused rural and secondary market presence under the Movie Gallery brand and its western-focused, prime urban and suburban superstore locations under the Hollywood brand combine to form a strong nationwide geographical store footprint.

We currently plan to open approximately 120 new Movie Gallery and Hollywood Video stores for the full fiscal year 2006 period, subject to market and industry conditions. We continue to evaluate underperforming stores and stores that have overlapping trade areas in order to close the smaller cash flow stores in those markets at an accelerated pace. We anticipate closing approximately 230 underperforming and overlapping stores during fiscal 2006.
We believe we can transfer a sufficient percentage of the customer base to our Movie Gallery and Hollywood Video stores in these markets to improve our market level profitability.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. The studios have historically maintained an exclusive window for home video distribution (DVDs and video cassettes available for rental and sale), which provides the home video industry with an approximate 45 day period during which they can rent and sell new releases before they are made available on pay-per-view or other distribution channels. According to Kagan Research, the domestic home video industry accounted for approximately 51% of domestic studio movie revenue in 2005. For this reason, we believe movie studios have a significant interest in maintaining a viable home video industry.

Our strategies have been designed to maximize store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business in both the Movie Gallery and Hollywood brands.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that by monitoring the five operating performance indicators described below, we can continue to be successful in executing our operating plans and our strategy.

- Revenues. Our business is primarily a cash business with initial rental fees paid upfront by the customer. Our management team continuously reviews inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize revenues at each location. Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least twelve full months, to assess the performance of our business.

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

The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations present little overlap with Movie Gallery's rural and suburban store locations concentrated in the eastern half of the United States. In the fourth quarter of fiscal 2005, we closed 64 Movie Gallery stores with trade areas that overlapped with acquired Hollywood Video stores. In the thirty-nine weeks ended October 1, 2006, we have closed an additional 189 overlapping or underperforming stores, predominantly from our Movie Gallery segment. We will continue to evaluate the closure of stores with overlapping trade areas as market conditions warrant.

We maintain our Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts to date have primarily focused on consolidating the leadership functions in the brands. This effort is complete with the exception of the Operations and Marketing functions, which we currently do not intend to consolidate. The respective leaders of our support organizations continue to evaluate opportunities to leverage both Movie Gallery's and Hollywood's best practices and generate general and administrative cost savings. To date, we have identified cost savings opportunities in both Movie Gallery's and Hollywood's cost structures, and we anticipate that we will identify additional opportunities in the future. The combined companies also are evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business or that we will achieve any further cost savings.

During the fourth quarter of fiscal 2005, we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals are required to render service for a range of 10 to 49 weeks in order to receive termination benefits. We currently estimate that the total cost of providing severance, retention incentives and outplacement services to the impacted associates will be approximately $2.5 million, of which approximately $1.2 million and $1.3 million were recognized during the fiscal year ended January 1, 2006 and the thirty-nine weeks ended October 1, 2006, respectively, in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." There were cash payments charged to the reserve of $1.4 million during the thirty-nine weeks ended October 1, 2006.

Our integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to the Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions will be relocated.

We estimate the integration-related efficiencies and savings achieved during fiscal 2005 to be in excess of $20 million. These savings were driven principally by improvements in the supply chain for Movie Gallery branded stores, consolidation of our Real Estate and Architecture functions, inventory utilization, and elimination of duplicative executive management. We continue to identify and implement additional savings opportunities. We expect that total savings, including new projects in 2006 combined with the full year fiscal 2006 impact of the savings already achieved in 2005 will be in excess of $50 million.

Real Estate Initiatives

We have entered into an agreement with Excess Space Retail Services, Inc. to explore opportunities for us to sublease retail space at more than 2,200 existing Movie Gallery and Hollywood Video stores. In addition, on April 17, 2006, we entered into an agreement with Hilco Real Estate, LLC under which we and Hilco will initiate a program to restructure lease terms at more than 1,000 existing Movie Gallery and Hollywood Video stores.

Pending Acquisition

By letter dated August 29, 2005, Boards Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of October 1, 2006, the purchase price has not yet been determined. It is anticipated that the transaction will close in fiscal 2007.

Developments in the Fiscal Year

On April 7, 2006, Timothy R. Price, Movie Gallery's Executive Vice President and Chief Financial Officer, resigned for personal reasons and Mark D. Moreland, Senior Vice President and Treasurer, was appointed Interim Chief Financial Officer. Additionally, Bart Walker, Senior Vice President and Controller, resigned effective April 28, 2006. On June 1, 2006, we announced that Thomas D. Johnson, Jr., Senior Vice President, Corporate Finance and Business Development, was appointed Interim Chief Financial Officer in addition to his current responsibilities following the resignation of Mark D. Moreland. We have retained Alvarez & Marsal, LLC, a global professional services firm, specializing in providing turnaround management, restructuring and corporate advisory services, to immediately fill several leadership vacancies in our accounting and finance functions, shorten the lead-time for implementing specific turnaround initiatives, and to assist us with remediation of our previously identified material weaknesses and deficiencies in internal control over financial reporting.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen and thirty-nine weeks ended October 2, 2005 and October 1, 2006.

The financial information provided in the Selected Financial Statement and Operational Data is not comparable on a year-over-year basis for the thirty-nine week period due to the acquisition of Hollywood, which occurred April 27, 2005. The results of operations for the thirty-nine weeks ended October 2, 2005 only includes Hollywood results starting from the April 27, 2005 merger date, while the thirty-nine weeks ended October 1, 2006 includes Hollywood results for the full thirty-nine weeks.

Selected Financial Statement and Operational Data:

                             Thirteen Weeks Ended   Thirty-nine Weeks Ended
                             ---------------------   -----------------------
                             October 2,  October 1,   October 2,  October 1,
                                2005        2006         2005       2006
                             ---------    ---------   ---------   ---------
                           ($ in thousands, except per share and store data)

Rental revenue               $ 473,086    $ 475,779  $1,109,661   $1,539,754
Product sales                   99,356      107,210     201,301      338,888
                             ---------    ---------   ---------   ----------
  Total revenue                572,442      582,989   1,310,962    1,878,642

Cost of rental revenue         136,236      141,589     345,159      470,073
Cost of product sales           70,080       78,160     141,896      249,455
                             ---------    ---------  ----------   ----------
Total gross profit           $ 366,126    $ 363,240  $  823,907   $1,159,114
                             =========    =========  ==========   ==========
Store operating expenses     $ 319,919    $ 322,643  $  690,592   $  944,495
General and administrative
 expenses                    $  40,020    $  44,022  $   93,014   $  134,853
Operating income             $   5,024    $  (4,126) $   37,583   $   77,624
Interest expense, net        $  24,427    $  31,185  $   41,430   $   89,331
Net loss                     $ (12,469)   $ (36,111) $   (6,265)  $  (10,659)
Net loss per diluted share   $   (0.39)   $   (1.13) $    (0.20)  $    (0.34)

Cash dividends per
 common share                $       -    $       -  $     0.06   $        -

Rental margin                    71.2%        70.2%       68.9%        69.5%
Product sales margin             29.5%        27.1%       29.5%        26.4%
Total gross margin               64.0%        62.3%       62.8%        61.7%

Percent of total revenue:
Rental revenue                   82.6%        81.6%       84.6%	       82.0%
Product sales                    17.4%        18.4%       15.4%        18.0%
Store operating expenses         55.9%        55.3%       52.7%        50.3%
General and administrative
 expenses                         7.0%         7.6%        7.1%         7.2%
Operating income                  0.9%        (0.7%)       2.9%         4.1%
Interest expense, net             4.3%         5.3%        3.2%         4.8%
Net loss                         (2.2%)       (6.2%)      (0.5%)       (0.6%)

Total same-store revenues        (9.0%)       (0.4%)      (3.1%)       (4.0%)
Movie Gallery same-store
 revenues                        (9.8%)        3.0%       (5.3%)        0.0%
Hollywood same-store revenues(1) (8.6%)       (1.9%)      (2.2%)       (5.9%)

Total same-store rental revenues(10.3%)       (1.9%)      (5.2%)       (5.2%)
Movie Gallery same-store
 revenues                       (10.8%)        3.1%       (5.5%)       (0.8%)
Hollywood same-store revenues(1)(10.1%)       (4.6%)      (5.1%)       (7.5%)

Total same-store product sales   (2.2%)        6.5%        7.8%         1.1%
Movie Gallery same-store sales    2.5%         1.0%       (3.1%)        8.8%
Hollywood same-store sales(1)    (3.0%)        7.5%       10.0%        (0.2%)

Store count:
   Beginning of period           4,730        4,763       2,482        4,749
   New store builds                 80           13         234          115
   Stores acquired                   -            -       2,138            -
   Stores closed                   (25)        (101)        (69)        (189)
                             ---------    ---------  ----------    ---------
   End of period                 4,785        4,675       4,785        4,675
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

Revenue. For the thirteen weeks and thirty-nine weeks ended October 1, 2006, consolidated total revenues increased 1.8% and 43.3%, respectively, from the comparable periods in 2005. The large increase for the thirty-nine week period was primarily due to the acquisition of Hollywood. Same-store total revenues were negative 0.4% for the third quarter of fiscal 2006, which consisted of a 1.9% decline in same-store rental revenue and a 6.5% increase in same-store product revenue.

With the acquisition of Hollywood for the thirty-nine weeks ended October 1, 2006, our revenue has shifted more to product revenue and away from rental revenues versus the comparable period in fiscal 2005. The Game Crazy operating segment is the primary driver of this shift in revenue mix.

For the thirteen weeks and thirty-nine weeks ended October 1, 2006, the Movie Gallery operating segment total revenues increased 2.7% and 4.2%, respectively, from the comparable periods in fiscal 2005. The increase for the thirteen week period was primarily due to a 3.0% increase in same-store sales, which consisted of a 3.1% increase in same-store rental revenue and a 1.0% increase in same-store product revenue. The same-store rental revenue increases were a result of increased movie rental revenue, including previously viewed revenue, offset by a decline in game rental revenues. Same-store product revenue gains were achieved in the sale of new movies and concession sales. The revenue increase for the thirty-nine week period was primarily due to an increase of approximately 2.7% in the average number of stores operated during the current year period versus the comparable period of fiscal 2005.

The addition of Hollywood operating segment revenue for the thirty-nine weeks ended October 1, 2006 accounted for 95.4% of the total revenue increase. Hollywood total same-store revenues were negative 1.9% for the third quarter of fiscal 2006, which consisted of a 4.6% decline in same-store rental revenue partially offset by a 7.5% increase in same-store product sales revenue. Movie rental revenue, including previously viewed sales, declined and was adversely impacted by the soft home video release schedule, the maturation of the DVD life cycle, and the overabundance of DVD titles available in the marketplace and through alternative delivery channels. In addition, game rental revenue declined, reflecting the weakness of the new game titles currently being released and the industry softness that occurs in anticipation of the introduction of new game platforms currently scheduled for release later in 2006.

Cost of Sales. The cost of rental revenue includes the amortization of rental inventory, revenue sharing expenses and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the thirteen weeks and thirty-nine weeks ended October 1, 2006 was 70.2% and 69.5%, respectively, compared to 71.2% and 68.9% for the comparable periods of fiscal 2005. The decrease in gross margin for the thirteen week period was primarily due to an increase in promotionally discounted sales of previously viewed movies. Charges totaling $11.3 million were recorded against rental margins in the thirty-nine weeks ended October 1, 2006 to reflect changes in rental amortization estimates. In addition, a charge of $10.1 million was recorded against rental margins in the thirty-nine weeks ended October 2, 2005 to reflect a change in the estimate of the residual value of VHS movies from $2.00 to $1.00 for the Movie Gallery segment. Factors contributing to the gross margin improvement in the thirty-nine weeks ended October 1, 2006 include the increase in the percentage of DVD movies acquired under revenue sharing arrangements and efficiencies in rental product distribution and processing.

Cost of product sales includes the costs of new and used video game merchandise taken in on trade for the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks and thirty-nine weeks ended October 1, 2006 was 27.1% and 26.4%, respectively, compared to29.5% and 29.5% for the comparable periods of fiscal 2005. The decrease in product sales margin was primarily caused by higher new game merchandise sales.

Operating Costs and Expenses. Store operating expenses include store-level expenses, such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue were 55.3% and 50.3% for the thirteen weeks and thirty-nine weeks ended October 1, 2006, respectively, compared to 55.9% and 52.7% for the comparable periods of fiscal 2005. For the thirteen and thirty-nine weeks ended October 1, 2006, we recorded a charge of $7.3 million to recognize asset retirement obligations in accordance with SFAS 143 (see note 11).

The decrease in the thirteen-week period was driven by reductions in depreciation expense, store labor expense, and rent and related expenses. These savings were partially offset by increases in store closure expenses of approximately $6.6 million and a charge of $7.3 million for the set up of asset retirement obligations (see note 11). The decrease in the thirty-nine week period was primarily due to the acquisition of Hollywood and its lower operating costs and expenses as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses as a percentage of revenue were 7.6% and 7.2% for the thirteen and thirty-nine weeks ended October 1, 2006, respectively, compared to 7.0% and 7.1% for the comparable periods of fiscal 2005. The increase in the thirteen-week period was primarily due to increased professional fees, additional bonus expense, and increased stock compensation expense.

The increase in general and administrative expenses as a percentage of revenue for the thirty-nine week period was primarily due to professional fees incurred during the thirteen weeks ended October 1, 2006, accrued severance fees of $2.8 million and additional compensation expense. The additional expenses were partially offset by the acquisition of Hollywood and its lower general and administrative costs as a percentage of revenue.

Effective with our fiscal year beginning January 2, 2006, to account for stock-based compensation, we adopted SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R), which no longer permits use of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Compensation expense charged to general and administrative expenses related to stock-based compensation was $1.2 million and $1.6 million for the fiscal year ended January 1, 2006 and for the thirty-nine weeks ended October 1, 2006, respectively. Total compensation cost related to all non-vested awards that is not yet recognized was $9.2 million at October 1, 2006, and is expected to be recognized over a weighted-average period of approximately three years.

Interest Expense, net. Interest expense, net increased $6.8 million from $24.4 million for the thirteen weeks ended October 2, 2005 to $31.2 million for the thirteen weeks ended October 1, 2006. The increase is primarily attributed to increased borrowings on the credit facility and higher average interest rates. Interest expense, net increased $47.9 million from $41.4 million for the thirty-nine weeks ended October 2, 2005 to $89.3 million for the thirty-nine weeks ended October 1, 2006. The increase is primarily attributed to increased borrowings and higher average interest rates. Additionally, borrowings related to the Hollywood acquisition were outstanding for approximately twenty-three weeks during the period ended October 1, 2005 compared to thirty-nine weeks for the period ended October 1, 2006.

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

Income Taxes. The effective tax rate was an expense of 2.3% and a benefit of 8.9% for the thirteen and thirty-nine weeks ended October 1, 2006, respectively, as compared to a benefit of 35.7% and 29.5% for corresponding periods in fiscal 2005. The projected annual effective tax rate is a benefit of 4.2%, which differs from the expense of 2.3% for the quarter ended October 1, 2006 due to the interaction between valuation allowances against our deferred tax assets and net operating losses that have been incurred and changes to contingent liabilities and equity compensation. The low annual effective rate is primarily a result of changes in previously established valuation allowances for our deferred tax assets.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, new store investment, and remodeling and relocating existing stores. We fund our capital needs primarily by cash flow from operations and, as necessary, borrowings under the revolver portion of our $836.4 million senior secured credit facility (the "Credit Facility"). For the 39-weeks ended October 1, 2006, net cash from operating activities resulted in a use of cash of $35.1 million, resulting in an increased use of borrowings under our credit facility to fund our capital needs.

At October 1, 2006, we had cash and cash equivalents of $19.6 million and $31.2 million in available borrowings under the Credit Facility. We believe that cash flow available from operations and borrowings under the Credit Facility will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service for the remainder of fiscal 2006.
However, the financial covenants contained in the Credit Facility will become significantly more restrictive beginning with the measurement following the first quarter of fiscal 2007. Unless we are successful in obtaining an additional amendment to the financial covenants in the Credit Facility, our projected operating results indicate that we will fail the more restrictive financial covenant tests effective as of April 1, 2007.

To the extent such a breach occurs, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and to terminate any commitments to make further extensions of credit. If we are unable to repay our indebtedness, our secured creditors could proceed against the collateral securing the indebtedness owed to them. Because of the likelihood that we will violate the financial covenants contained in our Credit Facility, in accordance with EITF 86-30, "Classification of Obligations When a Violation is Waived by a Creditor," or EITF 86-30, all amounts outstanding under the Credit Facility have been classified as current liabilities as of October 1, 2006.

If amounts outstanding under the Credit Facility were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our 11% Senior Notes and certain leases, could also become due and payable immediately. Should the amounts outstanding under the Credit Facility be accelerated and become due and payable because of our failure to comply with applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing would be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because we have substantial indebtedness and substantially all of our assets have been secured as collateral under the Credit Facility. In addition, our financial results, our substantial indebtedness, and our reduced credit ratings could adversely affect the availability and terms of financing for us. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms, and continuing uncertainty could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations.

We are exploring several alternative strategies to facilitate further amendments to or a refinancing of our Credit Facility, including, among other things, raising additional equity, sale/leaseback transactions, and subleasing and restructuring leases at our stores. We cannot assure you that any of these actions will be successful, or that further debt amendments or additional debt or equity financings can be obtained on acceptable terms, if at all.

Credit Facility

The Credit Facility, which we entered into in connection with our acquisition of Hollywood Entertainment Corporation ("Hollywood"), provides for aggregate borrowings of $836.4 million, consisting of a five-year $75.0 million revolving credit facility due April 27, 2010 (the "Revolver") and two term loans in an aggregate principal amount of $761.4 million as of October 1, 2006. Term Loan A is a $71.5 million loan that matures on April 27, 2010, and Term Loan B is a $689.9 million loan that matures on April 27, 2011. At October 1, 2006, we had $43.8 million drawn under the Revolver, comprised of $23.8 million in letters of credit and $20.0 million in borrowings.

On March 15, 2006, we executed a second amendment to the Credit Facility, effective through the fourth quarter of 2006 that relaxed financial covenants, increased restrictive operating covenants and increased interest rate margins. The quarterly financial covenants revert to the original covenants commencing with the first quarter of 2007.

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

Borrowings under the Term Loan A and the Revolver bear interest at LIBOR plus the following margin based upon a leverage ratio described below:

                         Leverage Ratio       LIBOR Margin
                            > 4.00                5.00%
                          3.25 - 4.00             3.50%
                          2.75 - 3.25             2.75%
                          2.25 - 2.75             2.50%
                          1.75 - 2.25             2.25%
                            < 1.75                2.00%

Borrowings under the Term Loan B bear interest at a rate of LIBOR plus 5.25% if our leverage ratio exceeds 4.00; otherwise the rate will be LIBOR plus 3.75%. As of October 1, 2006, the Revolver/Term Loan A and Term Loan B interest rates are 10.37% and 10.62%, respectively. When the leverage ratio is greater than or equal to 4.00, at our discretion, we can elect to defer payment of 0.50% of the Term Loan A, Term Loan B and Revolver interest as non-cash interest, which will be capitalized into the loans (with compounding interest). For the thirteen and thirty-nine weeks ended October 1, 2006, we have recapitalized $1.0 million and $2.0 million of interest, respectively.

The Credit Facility requires us to meet certain financial covenants including a leverage ratio test, a fixed charge coverage ratio test and an interest coverage test. Each of these covenants is calculated on trailing four quarter results based on specific definitions that are contained in the credit agreement. In general terms, the leverage ratio is a measurement of total net indebtedness relative to operating cash flow. The fixed charge coverage ratio is a measurement of operating cash flow plus rent relative to total fixed charges including rent, scheduled principal payments, and cash interest. The interest coverage ratio is a measurement of operating cash flow relative to interest expense. The covenant levels under the Credit Facility are as follows:

                   Leverage        Fixed Charge     Interest Coverage
                     Ratio        Coverage Ratio          Ratio
      2006 Q3         6.75             1.00                1.45
      2006 Q4         6.50             1.00                1.45
      2007 Q1         2.25             1.10                3.00
      2007 Q2         2.25             1.10                3.00

The Credit Facility also imposes certain other restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

Term Loan A and Term Loan B require aggregate quarterly prepayments of principal in the amounts of 5.0% and 0.25%, respectively, of the outstanding balances through the first quarter of fiscal 2010, after which the mandatory Term Loan B prepayments escalate. In addition to these prepayments, the Credit Facility also requires us to make prepayments in an amount equal to 100% of any excess cash flow, which generally represents the amount of cash generated by the Company but not used towards operations, debt service, or investments. Based upon our operating results for the thirty-nine weeks ended October 1, 2006 and projected operating results for the remainder of fiscal 2006, we do not believe that we that we will be required to make an excess cash flow prepayment for fiscal 2006.

The Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The Credit Facility is secured by first priority security interests in, and liens on, substantially all of our direct and indirect subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores) and first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries and 66 2 / 3 % of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries.

11% Senior Notes due 2012

Also in connection with the Hollywood acquisition, we issued $325.0 aggregate principal amount of 11% senior notes due 2012 (the "Senior Notes"). The indenture governing the Senior Notes imposes certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

The indenture governing the Senior Notes also contains a covenant requiring us to file on a timely basis the periodic reports required by the Exchange Act. Accordingly, prior to filing this Quarterly Report on Form 10-Q, the Company was in violation of this covenant. We believe that with this filing the violation was cured. In addition, the senior notes may be accelerated if an event of default occurs under our Credit Facility. Because no events of default have occurred under the Credit Facility as of October 1, 2006 and through the date of our filing of the Form 10-Q no events of acceleration have occurred. Therefore, we believe that the Senior Notes continue to be appropriately classified as long-term as of October 1, 2006.

Interest Rate Hedge

Our Credit Facility requires that for a period of two years subsequent to entering into the Credit Facility, a portion of our floating rate debt is to be converted to fixed rate debt. In fiscal 2005, we entered into two, two-year floating-to-fixed interest rate swaps for a total amount of $280.0 million. Under the terms of both of the swap agreements, we paid fixed interest on the $280.0 million at a rate of 4.06% and received floating interest based on three-month LIBOR. The scheduled termination date for both of these swaps was June 29, 2007.

Subsequent to the thirty-nine weeks ended October 1, 2006, on October 20, 2006, we settled both of these interest rate swaps (prior to their scheduled termination dates) and received $2.5 million in cash.

On October 20, 2006, we entered into a new floating-to-fixed interest rate swap for an amount of $140.0 million. Under the terms of the new swap agreement, we will pay fixed interest on the $140.0 million at a rate of 5.41% and receive floating interest based on three-month LIBOR. The termination date for the new swap agreement is April 30, 2007.

Also on October 20, 2006, we entered into a new 5.50% interest rate cap agreement for an amount of $140.0 million. Under the terms of the new cap agreement we will pay floating rate interest up to a maximum of 5.50% and receive floating rate interest based on three-month LIBOR. The termination date for the new 5.50% cap agreement is April 27, 2007.

Contractual Obligations

The following table discloses our contractual obligations and commercial commitments as of October 1, 2006. The operating lease information presented is as of January 1, 2006; however, these amounts approximate the obligations as of October 1, 2006 (in thousands):

Contractual                                  2-3         4-5     More than
Obligations           Total      1 Year     Years       Years     5 Years
---------------    ----------  ----------  --------    --------   ----------
Principal Payments
  Credit Facility
   Term Loan A (1) $   71,447  $   71,447  $      -    $      -   $        -
   Term Loan B (1)    689,915     689,915         -           -            -
   Revolver            20,004      20,004         -           -            -
  Senior Notes        325,450           -         -           -      325,450
  Capital leases          209         193        16           -            -
Interest
  Term Loan A (2)       3,581       3,581         -           -            -
  Term Loan B (2)      36,585      36,585         -           -            -
  Hedge agreement          28          28        -           -            -
  Senior Notes        199,844      35,793    71,586      71,586       20,879
  Capital leases            3           3         -           -            -
Operating leases    1,612,492     367,033   578,443     356,577      310,439
                   ----------  ----------  --------   ---------   ----------
Total              $2,959,558  $1,224,582  $650,045   $ 428,163   $  656,768
                   ----------  ----------  --------   ---------   ----------

(1) In accordance with EITF 86-30, all amounts outstanding under the Credit Facility as of October 1, 2006 have been classified as current liabilities.
See "Liquidity and Capital Resources-Summary". Future prepayments of indebtedness under the amended Credit Facility will be required in an amount equal to our Excess Cash Flow, as defined in the Credit Facility. Based upon our operating results for the thirty-nine weeks ended October 1, 2006 and projected operating results for the remainder of fiscal 2006, we do not believe that we that we will be required to make an excess cash flow prepayment for fiscal 2006.

(2) Interest rates are based on current LIBOR rates plus margin. As of October 1, 2006, the Term Loan A and Term Loan B rates are 10.37% and 10.62%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments. Actual amounts will differ from these estimates, and the difference based on interest rate changes and our leverage coverage ratio may be material.

Statements of Cash Flow Data:

                                                  Thirty-nine Weeks Ended
                                                 -------------------------
                                                   October 2,   October 1,
                                                     2005          2006
                                                 -----------    ----------
                                                       ($ in thousands)
Net cash provided by (used in) operating
 activities                                      $    48,740    $  (35,069)
Net cash (used in) investing activities           (1,140,877)      (14,591)
Net cash provided by (used in)
 financing activities                              1,134,330       (66,752)


Operating Activities

The decrease in net cash provided by operating activities was primarily attributable to an increased use of cash for accounts payable, changes in accrued liabilities and the change in accounting for extended viewing fees, offset by increases in non-cash expenses including rental inventory amortization, property and equipment depreciation and intangible amortization for the first three quarters of fiscal 2006 versus the comparable period in fiscal 2005. During the thirty-nine weeks ended October 1, 2006, we used $157.5 million of cash toward payment of our accounts payable balances. This was driven by the seasonal pay down of accounts payable and credit restrictions on the part of certain vendors.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. In the thirty-nine weeks ended October 1, 2006, our net cash used in investing activities was $14.6 million, which included 115 new store builds. For the same period in fiscal 2005, our net cash used in investing activities was $1.1 billion, which included the purchases of Hollywood, VHQ Entertainment and 234 new store builds. Capital requirements to fund our projected new store growth of 120 stores for fiscal 2006 and other on-going capital expenditure requirements for the existing store base are estimated at $34 million. This estimate does not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition is expected to occur in fiscal 2007; however, no purchase price has been negotiated to date related to this pending acquisition.

Financing Activities

Net cash flow related to financing activities for the thirty-nine weeks ended October 1, 2006 was a use of cash of $66.8 million, which included an excess cash flow payment of $56.9 million made in the first quarter of fiscal 2006. Additionally, on March 15, 2006, we paid lender fees of $5.5 million to complete the second amendment to the Credit Facility. Net cash flow related to financing activities for the thirty-nine weeks ended October 2, 2005 was a source of cash of $1.1 billion, which included borrowings under the Credit Facility and the proceeds from the sale of the Senior Notes used to fund the Hollywood acquisition.

At October 1, 2006, we had a working capital deficit of $816.4 million. Apart from the reclassification of all amounts outstanding under the Credit Facility as current liabilities, this is primarily due to the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States, because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of our revenue, the classification of this asset as non-current results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Except as noted below, no changes have occurred to our critical accounting policies during the thirty-nine weeks ended October 1, 2006.

Rental Inventory

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue by approximately $0 and $11.3 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively. This reduced net income by $0 and $12.2 million (net of tax), or $0.00 and $0.38 per diluted share, for the thirteen and thirty-nine weeks ended October 1, 2006, respectively.

Recently Issued Accounting Pronouncements

On March 28, 2006, the Financial Accounting Standards Board ("FASB") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" (EITF 06-3) which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We are in the process of evaluating the effect of EITF 06-03 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)-6," (FSP FIN 46(R)-6) which addresses certain major implementation issues related to FASB Interpretation No. 46(R)-6. FSP FIN 46(R)-6 is effective prospectively for to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R). We are in the process of evaluating the effect of FSP FIN 46(R)-6 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for us for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS 157 on our financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. We are in the process of evaluating the effect of SAB 108 on our financial statements.

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

The interest payable on the Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the Credit Facility, we have entered into hedge agreements to convert a portion of our variable rate debt to a fixed rate of interest. If variable base rates were to increase 1%, our interest expense on an annual basis would increase by approximately $5.9 million on the non-hedged principal, based on both the outstanding balance on the Credit Facility as of October 1, 2006 and the Credit Facility's mandatory principal payment schedule.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of October 1, 2006, management concluded that the Company's disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ended January 1, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's assessment identified material weaknesses in the Company's internal control over financial reporting as of January 1, 2006 that are in the process of being remediated as of October 1, 2006, as described further below. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Annual Report on Form 10-K for the year ended January 1, 2006 for additional information on Management's Report on Internal Controls Over Financial Reporting.

As of October 1, 2006, the unremediated material weaknesses were:

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

Inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that errors in accounts affected by estimation processes could result in material misstatements that would not be prevented or detected in a timely manner. This deficiency is due, in part, to a lack of, and turnover in, qualified people with sufficient skills and experience, and in part to ineffective or incomplete policies and procedures surrounding periodic review and updating of key estimates and assumptions. This material weakness resulted in adjustments to rental inventory amortization, store supplies, merchandise inventory, accrued liabilities, and asset retirement obligations.

Remediation

The Company has taken the following actions to address these material weaknesses:

Capitalizing costs - Management issued a Capital Expenditures policy on June 30, 2006 that includes guidance and thresholds in accounting for fixed asset additions and developed a monitoring control to regularly review the details of fixed asset additions in accordance with the policy.

Management has taken the action described above, which it believes addresses the material weakness related to properly capitalizing costs. Tests for effectiveness of these controls will likely be completed in the fourth quarter of fiscal 2006. As a result, management will not be able to determine whether or not the remediation was successful until that time. Remediation efforts surrounding ineffective management review of account analyses and reconciliations, and inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions will likely occur in the fourth quarter of fiscal 2006 in conjunction with integrating the majority of the Company's accounting functions into its Wilsonville, Oregon location.

Other Changes in Internal Control over Financial Reporting

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

Part II - Other Information

Item 1.  Legal Proceedings

Hollywood and the members of its former board of directors (including Hollywood's former chairman, Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed by Hollywood with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Hollywood denies these allegations and is vigorously defending this lawsuit.

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

At October 1, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.6 million, of which $1.1 million relates to pre-acquisition contingencies. Adjustments related to pre-acquisition contingencies made after the anniversary date of the acquisition will be recognized in the income statement in the period when such revisions are made. All other adjustments related to matters existing as of the date of acquisition of Hollywood will be recognized in the income statement in the period when such revisions are made.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended January 1, 2006 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Our projected inability to maintain the financial ratios in our Credit Facility may require us to seek alternative sources of financing.

Our Credit Facility requires us to maintain certain financial ratios. The financial covenants contained in the Credit Facility will become significantly more restrictive beginning with the measurement following the first quarter of 2007. Unless we are successful in obtaining an additional amendment to the financial covenants in the Credit Facility, our projected operating results indicate that we will fail the more restrictive financial covenant tests effective as of April 1, 2007. We cannot assure you that such amendments or additional debt or equity financings can be obtained on acceptable terms, if at all. Our financial condition, in particular our significant indebtedness, may make it difficult for us to obtain such an amendment. In order to obtain such an amendment, we may be forced to incur significant expenses or agree to other restrictive covenants that limit our operating flexibility.

Any failure to comply with the financial or other covenants contained in our Credit Facility may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provisions apply. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," for more information on our restrictive and financial covenants.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

Since our acquisition of Hollywood in April 2005, we have entered into two amendments of the Credit Facility pursuant to which certain covenants in our Credit Facility were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected, and this risk may be exacerbated by the reclassification of borrowings under our Credit Facility as current liabilities on our balance sheet. We cannot assure you that our trade creditors will not further change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms. To the extent our trade creditors change their terms in a manner that is adverse to us, this will increase the amount of cash that we need to operate our business, which may not be available on acceptable terms from lenders, or at all.

Our business could be adversely impacted if movie studios negatively altered revenue sharing programs.

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue-sharing programs, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of programs for a significant number of movie releases. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer the copies for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if such programs are discontinued. Additionally, studio revenue-sharing programs permit the studios, in the ordinary course of business, to audit our records to determine whether we have complied with the terms of these programs. There can be no assurance that we will not be required to pay additional amounts, which may be material, as a result of these audits. Further, some of our agreements may be terminated on short notice.

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  January 19, 2007          /s/ Thomas D. Johnson, Jr.
                                 -------------------------------
                                 Thomas D. Johnson, Jr.,
                                 Senior Vice President and Chief
                                 Financial Officer