Form 10-Q/A
period 2006-10-01
MOVIE GALLERY INC
filed 2007-03-14
CIK 925178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of November 1, 2006 was 31,838,541.

Item 5. Other Information
Item 6. Exhibits
Signatures
EX-10.1 EXECUTIVE EMPLOYMENT AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Explanatory Note
Movie Gallery, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (“Amendment No. 1”) to amend Item 5 of Part II to disclose the fact that the Company inadvertently failed to include in its Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the Securities and Exchange Commission on January 19, 2007 (the “Original Form 10-Q”), disclosure that Movie Gallery US, LLC, a wholly owned subsidiary of the Company, had entered into an Executive Employment Agreement with Keith A. Cousins, without filing a Current Report on Form 8-K disclosing the entry into such Executive Employment Agreement. This Amendment No. 1 also amends Item 6 of Part II to include as an exhibit thereto the executive employment agreement. Except as identified in the preceding two sentences, no other amendments or changes are made to the Original Form 10-Q, which shall remain in effect as of the date of filing the Original Form 10-Q. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.
Item 5. Other Information
On August 23, 2006, Movie Gallery US, LLC, a wholly owned subsidiary of the Company entered into an Executive Employment Agreement with Keith A. Cousins, Executive Vice President and Chief Development Officer (the “Employment Agreement”).
Under the Employment Agreement, Mr. Cousins will receive an annual base salary of $350,000, subject to increases at the sole discretion of the Company’s board of directors. Mr. Cousins is also eligible to participate in the executive officer bonus program and other incentive, bonus, cash and equity compensation plans.
The Employment Agreement provides for an initial term of twelve months, subject to automatic renewal thereafter for additional one-year terms unless either party gives notice of its intent not to renew at least thirty days prior to the expiration of the then-current term. Pursuant to the Employment Agreement, either Movie Gallery US, LLC or Mr. Cousins may terminate his employment at any time. However, if Movie Gallery US, LLC terminates Mr. Cousins in a Termination Without Cause or upon a Constructive Termination, each as defined in the Employment Agreement, Movie Gallery US, LLC must pay Mr. Cousins severance in an amount between one and one and a half times his annual base salary.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, which is filed as Exhibit 10.1 to this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 and is incorporated herein by reference.
Item 6. Exhibits
a) Exhibits
10.1	Executive Employment Agreement between Movie Gallery US, LLC and Keith A. Cousins dated August 23, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.
(Registrant)
Date: March 13, 2007	/s/ Thomas D. Johnson, Jr.
Thomas D. Johnson, Jr.,
Senior Vice President and Interim Chief Financial Officer