Form 10-K
period 2006-12-31
MOVIE GALLERY INC
filed 2007-03-16
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-K


      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2006

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

         Title of Class            Name of Each Exchange on which Registered
  Common Stock, $0.001 par value            The NASDAQ Global Market
 (including associated rights to
  purchase shares of Series A
  Junior Participating Preferred
  Stock or Common Stock)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2006, was approximately $139,754,000 assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of March 6th, 2007 was 31,838,901.

Documents incorporated by reference:
Portions of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

Some of the statements made under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates, and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and in that regard, we caution the readers of this Form 10-K that the factors listed in the section of this Form 10-K under the caption Item 1A. "Risk Factors," among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We assume no obligation (and specifically disclaim any such obligation) to update the following cautionary statements or any other forward-looking statements contained in this Annual Report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Business

Movie Gallery, Inc., sometimes referred to herein as "we", "our", "us", "the Company" or "Movie Gallery," is the second largest North American home entertainment specialty retailer focused on urban, rural and suburban markets. We currently own and operate approximately 4,600 retail stores, located throughout North America, that rent and sell DVDs, videocassettes and video games. Since our initial public offering in August 1994, Movie Gallery has grown from 97 stores to our present size through acquisitions and new store openings. In April 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. Movie Gallery's eastern-focused, rural and secondary market presence and Hollywood's western-focused, prime urban and suburban superstore locations combine to form a strong nationwide geographical store footprint. We operate three distinct brands, Movie Gallery, Hollywood Video, and Game Crazy.

The Movie Gallery branded stores are primarily located in small towns and suburban areas of cities with populations between 3,000 and 20,000, where the primary competitors are independently owned stores and small regional chains. The average size of a Movie Gallery store is approximately 4,200 square feet and carries a broad selection of approximately 15,000 movies and video games for rental, as well as new and used movies and games for sale at competitive prices.

Hollywood Video branded stores are typically located in high-traffic, high visibility, urban and suburban locations with convenient access and parking. Hollywood focuses on providing a superior selection of movies and games for rent, as well as new and used movies and video games for sale. The average Hollywood Video store is approximately 6,600 square feet and carries approximately 25,000 movies and video games.

The Game Crazy branded locations are dedicated game retail departments where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. The Game Crazy locations are located primarily within Hollywood Video stores, and as of December 31, 2006, 634 Hollywood Video stores included an in-store Game Crazy department. A typical Game Crazy department carries approximately 9,000 new and used video games, as well as hardware and accessories and occupies an area of approximately 700 to 900 square feet within the store. In addition, as of December 31, 2006, we had 17 free-standing Game Crazy stores.

Industry Overview

Home Video Industry

The home video retail industry includes the sale and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. A number of industry-wide factors have combined to negatively impact the rental market: weak title lineup; weak box office revenues and declining attendance at movie theaters; cannibalization of rentals by low-priced movies available for sale; growth of the online rental segment; the standard DVD format nearing the end of its life cycle; competing high definition DVD formats delaying content release and consumer acceptance; and the proliferation of alternative consumer entertainment options including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, internet and broadcast television.

In spite of these dynamics, we believe home video retail stores will remain a significant business. The consolidation of independent operators has driven a growing market share to industry leaders, a trend we believe will continue. We also believe many consumers continue to prefer the in-store retail shopping experience. Movie rentals remain one of the least expensive forms of entertainment and offer a significant value proposition. Accordingly, we believe a large segment of the population prefers renting to purchasing home entertainment media.

Although the movie rental industry is facing increased competition from other forms of entertainment, we believe there will continue to be significant demand in the movie rental industry for the following reasons:

Exclusive Rental Window

The movie studios' current movie distribution practice provides an exclusive window for movie retail channels before a movie is available to pay-per-view, video-on-demand and other distribution channels. Home video rental serves an important role for the studios as a key risk mitigation tool. On average, box office receipts do not cover the production and marketing costs for the studios. Because the home video retail industry represents the single largest source of revenue to movie studios by a large margin, we expect studios to continue to release movies to retail channels before they are available to other distribution channels, which we believe reduces the threat to our business posed by these other channels.

This period of exclusivity has been in place since the mid 1980s. The period typically begins after a film finishes its domestic theatrical run (usually four to six months after its debut), or upon its release to video in the case of direct-to-video releases, and lasts for 45 to 60 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other less profitable distribution channels, including pay-per-view, video-on-demand, premium or pay cable and other television distribution, and provides what we believe is a significant competitive advantage for the retail channel. Exclusive windows have historically been used to protect each distribution channel from downstream channels, principally protecting theaters from home video, home video from pay-per-view or video-on-demand, and pay-per-view or video-on-demand from premium cable and other television channels. The exclusive home video window protects both mass merchants who sell videos and video retailers who rent videos. While the studios have tested concurrent theatrical and home video releases on an experimental basis for certain "B" titles in selected genres, and while the windows may compress further, we believe the studios remain opposed to broad scale modifications to the release window in order to maximize their overall economics. Therefore, we believe the studios will preserve the exclusive rental window for the home video distribution channel.

New Release Movie Pricing to Home Video Retailers

In 1998, the major studios and the larger home video retailers, including Movie Gallery and Hollywood, began entering into revenue-sharing arrangements as an alternative to the historical rental pricing structures, which required home video retailers to purchase all titles for rental or sell-through. Under these revenue-sharing arrangements, we pay movie studios a significantly reduced price per copy and, in return, share with the studios an agreed upon percentage of our rental revenue for a limited period of time, usually 26 weeks. We believe that there are considerable advantages to revenue-sharing, including the ability to improve availability, which improves customer satisfaction. We have revenue-sharing arrangements with a number of studios, with more than two-thirds of our new movie release rental revenue in 2006 having been generated under revenue-sharing arrangements.

Video Game Industry

Consumer Spending

According to NPD Group, Inc., or NPD, a global provider of consumer and retail market research information, the video game industry comprised an approximately $12.6 billion market in the United States in 2006, with software accounting for $6.5 billion and hardware and accessories accounting for $6.1 billion.

Hardware and Software

Video game hardware and software expansion has been driven by the 2005 release of the Microsoft XBOX 360 and Sony Playstation Portable, or PSP, handheld system. According to NPD, the video game software industry grew 6.4% to approximately $6.5 billion in 2006, an increase of $0.4 billion compared to 2005. Hardware sales, according to NPD, were up 42.8% for 2006 due to the release of the Nintendo Wii and Sony Playstation 3, or PS3, for the holiday 2006 season and the first full year of XBOX 360 sales. We expect that these new hardware platforms will drive further growth in software sales and rentals in 2007.

Game Hardware Platform Technology

Hardware platform technology continues to evolve. The early products launched in the 1980s had only 8-bit processing speeds compared to the hardware available today, Sony Playstation 2, Microsoft XBOX and Nintendo Game Cube, which have 128-bit processing speeds, and in the case of the Microsoft XBOX 360 and Playstation 3 which have over 256-bit processing speeds. Advances in processing speed and data storage have significantly improved graphics and audio quality, which has led to the creation of more exciting games. In addition, new hardware technology is available with capabilities beyond gaming, such as playing DVD movies and providing Internet connectivity. Sony's PS3 consoles, released in November 2006, came equipped to play high definition Blu-Ray DVD movies. We expect these advances will continue to attract new game players and encourage existing game players to upgrade their systems.

Viable and Growing Used Games Market

Video game retailers have benefited from the rapid growth of the used video game market over the last few years. Used titles are more profitable because margins on used video games are significantly higher than on new video games. The introduction of the new-generation hardware platforms created a greater supply and demand of used legacy games as some gamers switch to the new platforms and trade in legacy games, while others seek to extend the lives of legacy systems by purchasing used legacy games. At the same time, the high price of new video games for the latest platforms has increased the perceived value of used game software compatible with the new systems. As a result, we believe the used video game market will increase as consumers increasingly look to realize the trade-in value of products they already own when making new purchases.

New Initiatives

During the first quarter 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, Inc., an on-demand movie service for cash consideration, the amount of which will be immaterial to
our fiscal 2007 consolidated financial statements.   We believe the acquisition
of the MovieBeam service will provide us with a technology platform to enable digital content delivery.

MovieBeam provides customers a convenient way to rent movies from home. The MovieBeam content delivery network, which is available in 31 major metropolitan areas across the United States, uses over-the-air datacasting technology to provide access to new releases and popular movies-on-demand from virtually every major movie studio. In addition to MovieBeam's proprietary set-top box based content delivery network, we intend to use MovieBeam's existing infrastructure to underpin the development of alternative digital delivery capabilities.

We believe that the MovieBeam technology will contribute to our efforts to digitize and deliver content to our customers in both standard definition and high definition formats - via new mediums including downloading or streaming of movies over the internet, internet protocol-based content delivery and other developing channels.

We are also exploring other alternative delivery channels to improve revenue growth, profitability and customer satisfaction. These efforts include an online video rental channel, with an expected pilot phase implementation in late 2007. We believe we can cost-effectively implement this strategy while providing our customers with a quality service that will provide additional convenience in obtaining movie rentals either in-store or through online delivery.

We are also currently testing movie kiosks, which are completely automated movie vending machines located in supermarkets, malls and other high traffic areas. These units provide around-the-clock availability of movies with minimal overhead and fixed costs. Currently there are approximately 74 kiosk units in operation, and we plan to rollout approximately 200 additional units during the course of 2007.

New Stores

We do not plan on significant store growth in the next several years as we focusour resources on debt retirement, profitability within our existing store base and alternative delivery methods. However, we may complete the transaction to purchase 20 Hollywood Video stores and 17 Game Crazy stores currently owned by Boards, Inc., pursuant to a put option contained in the license agreement for these stores. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Acquisition."

The following table is a historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 2002.

                             Fiscal Year Ended
           ---------------------------------------------------------
            January 5, January 4, January 2, January 1,  December 31,
              2003        2004       2005     2006(1)(2)     2006 (3)
           ----------------------------------------------------------
Opened          145        241        314         288         123
Acquired        265        170         74       2,138           -
Closed           41         37         64         159         230
             --------------------------------------------------------
Total stores
at end of
period        1,784      2,158      2,482       4,749       4,642
             ========================================================

(1) Includes the April 2005 acquisition of 2,031 Hollywood Video stores and 20 freestanding Game Crazy stores; reflects the May 2005 acquisition of 61 VHQ stores.

(2) Includes the closure of 64 Movie Gallery stores whose trade areas overlapped with acquired Hollywood Video stores. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Costs and Expenses."

(3) Includes the closure of 46 Movie Gallery stores whose trade areas primarily overlapped with other stores in the Movie Gallery segment.

Rightsizing Opportunities

We believe future profitability can be enhanced by adjusting the square footage of our existing real estate portfolio.

We believe that the size of our stores can be reduced for Hollywood from approximately 6,600 square feet to approximately 4,000 square feet and for Movie Gallery from approximately 4,200 square feet to approximately 3,000 square feet. We intend to achieve this objective through a three-pronged strategy that includes allowing larger store leases for under-performing stores to expire, returning portions of existing stores to landlords and subleasing where possible.

Operating Segments

Upon our acquisition of Hollywood, we began to assess performance and operate our business in three operating segments: Movie Gallery, Hollywood Video and Game Crazy. For financial information for each reportable segment, refer to
Note 13, "Segment Reporting and Geographic Information" in our accompanying consolidated financial statements.

Products

Movie Gallery and Hollywood Video Stores

Movie Gallery and Hollywood Video stores offer a wide selection of movies and video games for rent and sale. Depending upon location, Movie Gallery stores typically carry approximately 15,000 movies and video games, while Hollywood Video stores carry approximately 25,000 movies and video games.
Our video stores contain a combination of new releases and older "catalog" movies and games. Excluding new releases, movie titles are often classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We rent video games primarily for Sony Playstation 2 & 3, Microsoft XBOX 360 and XBOX, and Nintendo Wii and Game Cube.

Our video stores contributed 87% of total revenue in fiscal 2006. Revenue from rental products, including rental and sale of previously viewed movies and video games, represented approximately 80% of total revenue for fiscal 2006. Rental revenue is dominated by DVD rentals and the sale of previously viewed DVDs. Our ability to sell previously viewed movies at lower prices than new movies provides a competitive advantage over mass-market retailers. With the significant growth in DVD player penetration over the past few years, we believe DVD player penetration has reached market saturation. The remaining approximately 7% of total revenue from video stores primarily resulted from the sale of new DVDs and concessions such as popcorn, sodas, candy, and magazines.

Game Crazy

Game Crazy, which consists of 634 Hollywood Video in-store game departments and 17 free-standing stores where consumers buy, sell and trade new and used video game software, hardware, and accessories, contributed 13% of our total revenue for 2006. Each Game Crazy typically carries approximately 9,000 units of new and used video games, as well as hardware, and accessories for all major new and legacy game systems. We offer new and used Sony Playstation 2, PS3 and PSP, Microsoft XBOX 360 and XBOX, and Nintendo Wii, Game Cube, Dual Screen, Game Boy Advance, and Game Boy hardware systems, as well as a broad selection of used legacy hardware systems. In addition, we offer new and used game accessories including controllers, memory cards and game media such as strategy guides. Revenue from new and used software represented approximately 70% of Game Crazy revenue for 2006, while 30% of Game Crazy revenue came from new and used hardware and accessories.

Our revenues by product category for the last three fiscal years were as follows:

                                        2004    2005    2006
                                 	----    ----    ----
DVD rentals                              58%     54%    56%
VHS rentals                              12%      7%     2%
Game rentals                              8%      7%     7%
Previously viewed rental
 sales (DVD, VHS and games)              14%     14%    15%
New and used game product sales           1%     11%    13%
Movie product sales                       3%      3%     3%
Concessions, accessories and other        4%      4%     4%

Store Operations

The Movie Gallery and Hollywood Video brands are managed by separate store operations management teams. In fiscal 2005, the Game Crazy regional managers and Vice President of Operations were consolidated into the Hollywood Video store operations management organization, resulting in a reduction of management headcount and cost savings. We are considering future opportunities to consolidate store operations management across the three brands.

Our video store managers report to district managers who supervise store operations. District managers report to regional managers, who report to a Vice President of Operations for each zone.

The Game Crazy store level operators report to Game Crazy district managers, who in turn report to regional managers with responsibility for both Hollywood and Game Crazy brands. We have made a concerted effort through our established recruiting and training process to hire sales associates who are game enthusiasts. This is particularly important in the video game industry, which requires product knowledge on a large and growing number of titles and hardware platforms. We have attracted a staff of dedicated gamers, who provide attentive customer service and possess knowledge of the industry for our Game Crazy departments.

Marketing and Advertising

We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase direct mail, newspaper advertising, free-standing newspaper inserts, in-store visual merchandising and in-store media. Through the use of market development funds, our trade name is promoted along with a video or game title. Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium. We also prepare monthly consumer magazines, Video Buzz, Movie Companion and Gamers Edge, and a customized video program, MGTV, all of which feature promotional programs and new releases for each brand. Along with these traditional forms of advertising, we have developed and implemented a customer loyalty program, Reel Players, in our Movie Gallery stores. The program is based on a point system that provides customers the opportunity to earn free rentals and discounts on movie purchases. We believe that our current marketing strategy is the most productive and cost effective manner to increase customer visits. We currently have a customer transaction database containing information on over 78 million household member accounts, which enables targeted marketing based on historical usage patterns.

From time to time we conduct special promotions in our stores to drive customer visits. For example, we periodically offer promotional and prepaid rental and discount card programs that provide our customers greater discounts on rentals. We have also conducted nationwide trivia games to generate traffic in our stores, and we occasionally partner with other major businesses such as concession vendors to help build additional revenue and increase our brand awareness to potential customers.

The Movie Gallery and Hollywood (including Game Crazy) marketing and advertising efforts are currently managed by separate marketing departments in the Alabama and Oregon support centers. We are analyzing future opportunities to consolidate these efforts for the three brands.

Suppliers and Purchasing Agreements

We purchase the majority of our movies directly from the studios through revenue-sharing arrangements or other direct purchasing methods, and, with the exception of used games, which we receive on trade directly from our customers, we purchase a majority of our video games directly from video game publishers. During 2006, we consolidated our primary movie and video game purchasing function into our Oregon support center.

Inventory and Information Management

Inventory Management

We run separate point-of-sale, or POS, systems in the Movie Gallery stores, Hollywood stores, and Game Crazy departments, each having been developed specifically to address the needs of the separate brands. These POS systems maintain up-to-date inventory levels in the stores and report those levels to corporate systems.

Movie Gallery

New movies offered for sale are primarily hit titles promoted by the studios for sell-through, as well as special interest and children's titles and seasonal titles related to particular holidays.

New release movie and game products are allocated to individual Movie Gallery stores through a system that considers the revenue levels and customer demographic profiles of each store. The Movie Gallery POS system captures rental history on movie titles for each store and uses the data to project or estimate demand for future titles of a similar genre. Our inventory of movies and video games for rental is prepared rental-ready for merchandising in our stores. Each new movie and video game is shipped in a locking case from the studio to our distribution centers, bar coded, and distributed to the stores.

Hollywood Video and Game Crazy

We also maintain detailed information on inventory utilization in our Hollywood and Game Crazy departments. Our information systems enable us to track rental activity by individual movie and video game to determine appropriate buying, distribution, pricing and disposition of inventory, including the sale of previously viewed product. Our inventory of movies and video games for rental is prepared rental-ready for merchandising in our stores. Each new movie and video game is shipped in a locking case from the studio to our distribution centers, bar coded and distributed to the stores. Our Game Crazy departments utilize their own independent inventory system with enhanced functionality that allows us to manage used product trade-in credit values and retail pricing based upon multiple factors such as age and current inventory levels. Game Crazy's POS system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match supply with demand title-by-title, adjust ordering, transfer inventories from one store location to another and manage new and used title pricing. We are analyzing future opportunities to consolidate POS and merchandising systems for the three brands.

Information Management

Movie Gallery

Movie Gallery stores utilize a proprietary POS system developed by us. Our POS system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily or weekly basis.

All rental and sale information upon customer checkout and return is recorded using scanned bar code information. All transactional data is transmitted into the management information system at the support center. Data is processed and reports are generated that allow management to monitor customer activity, store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases. Our POS system enables us to perform regular physical inventories during normal store hours using bar code recognition, to process human resource and payroll timekeeping information and to provide system-based training modules.

Hollywood Video and Game Crazy

Our Hollywood Video and Game Crazy stores also use proprietary POS systems. Information regarding revenue, current and historical rental and sales activity, store membership demographics, individual customer histories, and DVD, videocassette and video game rental patterns are maintained and updated daily. These POS systems allow us to measure our current performance, manage inventory, make purchasing decisions and manage labor costs. They also provide management the ability to monitor critical performance factors.

Systems Integration

We have made considerable efforts to integrate our financial systems, human resources and payroll systems, operational reporting and inventory management
systems.   We completely integrated financial and human resources and payroll systems in 2006. In 2007, we intend to integrate inventory management systems and operational reporting, which we began in 2006. Until each system's integration is complete, separate systems will continue to operate to ensure accurate reporting and appropriate management of the business.

Competition

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster; mail-delivery video rental subscription services, such as Netflix and Blockbuster Online; mass merchants, downloading services, supermarkets, pharmacies, convenience stores, bookstores and other retailers; and non-commercial sources such as libraries.

We believe that the principal competitive factors in the video retail industry are price, title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, and convenience of store access and parking. Substantially all of our Hollywood brand stores compete with stores operated by Blockbuster, most in very close proximity. Our Movie Gallery brand stores generally operate in smaller, less competitive markets against local and regional competitors.

We also compete with cable, satellite, and pay-per-view television systems. Digital cable and digital satellite services have continued to increase household penetration. We estimate that cable or satellite television is available in over 90 million households. These systems offer multiple channels dedicated to pay-per-view and, in some cases, video-on-demand, and allow some of our competitors to transmit a significant number of movies to consumers' homes at frequent intervals.

The video game industry is highly fragmented. With the possible exception of Wal-Mart and GameStop, we believe no major player holds more than a 20% share of the market. Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, toy retail chains, consumer electronic retailers, computer stores, regional chains, wholesale clubs, and through the Internet and mail order. Specialty retail chains that feature an educated game staff, such as GameStop, are our chief competitors in the used game market.

Seasonality

There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December and January due to the holidays in these months, inclement weather conditions and frequently the home video release of the preceding summer's hit titles. September is typically the lowest revenue period with schools back in session and the premiere of new fall broadcast television programs. Seasonal patterns for our Game Crazy operating segment are similar to traditional retail revenue peaks, which are significantly weighted towards holiday periods and when schools are out of session.

Intellectual Property

We own a number of U.S. and international service mark registrations, including the marks "Movie Gallery," "Hollywood Video," and "Game Crazy." We consider our service marks important to our continued success.

Foreign Operations

For disclosure of enterprise-wide financial information by geographic area, see
Note 13, "Segment Reporting and Geographic Information," in our consolidated financial statements.

Employees

As of December 31, 2006, we employed approximately 41,400 associates, including approximately 39,800 in retail stores, with the remainder in our support centers, field management staff and distribution facilities. Of our retail associates, approximately 6,300 were full-time and 33,500 were part-time. None of our associates are represented by a labor union, and we believe that our relations with our associates are good.

We have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures, as well as to increase the rate of internal promotions. We also have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program. Periodically, we initiate other sales and marketing programs that provide our associates opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance compared to other associates. We believe our bonus programs reward excellence in management, give associates an incentive to improve operations and result in an overall reduction in the cost of operations. In addition, certain associates are eligible to receive bonuses based on overall company performance.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, we file periodic reports, proxy statements and other information with the United States Securities and Exchange Commission, or the SEC. We make these filings available on our website free of charge, the URL of which is http:// www.moviegallery.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements, and other information that we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors, as of February 28, 2007:

Name               Age                      Position(s) Held
-----------------  ---  -------------------------------------------------------
J.T. Malugen        55  Chairman of the Board, President and Chief Executive
                        Officer
H. Harrison         58  Vice Chairman of the Board and Senior Vice President -
Parrish                 Concessions
Jeffrey S. Stubbs   44  Executive Vice President and Chief Operating Officer -
                        Movie Gallery Division
Timothy A. Winner   42  Executive Vice President and Chief Operating Officer -
                        Hollywood Entertainment Division
S. Page Todd        45  Executive Vice President - Secretary, General Counsel
                        and Chief Compliance Officer
Mark S. Loyd        51  Executive Vice President and Chief Merchandising
                        Officer
Keith A. Cousins    38  Executive Vice President and Chief Development Officer
Thomas D. Johnson
Jr.                 43  Executive Vice President and Chief Financial Officer
John J.
Jump (1)(2)(3)      55  Director
William B.
Snow (1)(2)(3)      75  Director
James C.
Lockwood (1)(2)(3)  69  Director

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

Mr. Winner joined Hollywood in July 1993 and spent four years in field management, rising from Store Manager to Regional Director. In 1997, Mr. Winner was promoted to Director of Human Resources, and in 1999 he became a Zone Vice President with Hollywood. Subsequent to the Hollywood acquisition, Mr. Winner was named Executive Vice President and Chief Operating Officer for the Hollywood Video Division in April 2006. He has an 18-year career in the home entertainment industry and 16 years with Hollywood Entertainment.

Mr. Todd was elected Senior Vice President, Secretary and General Counsel in December 1994 and was promoted to Executive Vice President in April 2003. Mr. Todd was named Chief Compliance Officer in April 2004. Prior to joining Movie Gallery, Mr. Todd practiced tax and corporate law in Dothan, Alabama. Mr. Todd received a B.S. degree in Business Administration from The University of Alabama, his J.D. from The University of Alabama School of Law and his LL.M. (in Taxation) from New York University School of Law.

Mr. Loyd joined Movie Gallery in August 1986 and has served as the retail store coordinator as well as Vice President - Purchasing and Product Management. In October 1996, he was elected Senior Vice President - Purchasing and Product Management and was promoted to Executive Vice President in April 2003. In April 2004, Mr. Loyd was named Chief Administrative Officer. In April 2006, Mr. Loyd was named Chief Merchandising Officer. Mr. Loyd attended Southeast Missouri State University, where he majored in Business Administration.

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

Mr. Johnson joined Movie Gallery in April 2004 as Senior Vice President Investor Relations and was named Senior Vice President Corporate Finance and Business Development in January 2005. Mr. Johnson was named Interim Chief Financial Officer in June 2006 and in February 2007 was appointed as Executive Vice President and Chief Financial Officer. Mr. Johnson has nearly 20 years of experience in the securities industry and in April 2004 he joined Movie Gallery from Russell Corporation in Atlanta, GA where he led their investor relations program. Prior to Russell, Mr. Johnson directed investor relations for Wolverine Tube, Inc., Blount International, Inc. and KinderCare Learning Centers, Inc. In addition to his responsibilities for investor relations, Mr. Johnson was the assistant treasurer at Wolverine Tube and while at KinderCare Mr. Johnson was also responsible for the company's Marketing as well as the Financial Planning and Analysis departments. Prior to that, Mr. Johnson spent four years as a securities analyst with the Alabama Securities Commission. Mr. Johnson holds a MBA from The University of Alabama and a
B.S. degree in Business Administration from Auburn University at Montgomery.

Mr. Jump became a director of Movie Gallery in June 2003. Since July 2006, he has served as a Manager for Accent Marketing, Inc. Mr. Jump was a Managing Partner for Foodservice Equipment Brokers of MO., Inc. from July 2004 until July 2006. He served as Business Manager, Operations for Convergys Corporation from August 2002 until July 2004. Mr. Jump served as Chairman of the Board of Directors of Video Update, Inc. from May 2001 until December 2001, and he served as its interim Chief Executive Officer from November 2001 until December 2001. Mr. Jump served as Executive Vice President, Sales and Marketing of Sight and Sound Distributors, Inc., a home video distribution company, from 1985 to 2000. Mr. Jump received a B.A. degree in Psychology from the University of Missouri at St. Louis.

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

Mr. Lockwood became a director of Movie Gallery in June 2004. He served as Vice President, General Counsel and Secretary of Keystone Automotive Industries, Inc., a publicly held distributor of aftermarket collision replacement parts from 1997 to February 2007 when he resigned as an officer. From 1985 until 1997, Mr. Lockwood was a member of the law firm of Troy and Gould. Mr. Lockwood was an investment banker with Montgomery Securities from 1984-1985. Mr. Lockwood received a B.S. degree in Chemical Engineering from the Georgia Institute of Technology, and his J.D. from the University of Michigan.

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

As of December 31, 2006, we had approximately $1,092.5 million of indebtedness, consisting primarily of borrowings under our senior credit facility prior to its refinancing and our 11% Senior Notes due 2012, which we refer to as our Senior Notes. After refinancing our senior credit facility and replacing it with a new senior credit facility in March 2007, which we refer to as our March 2007 Credit Facility, we have approximately $1,100.5 million of indebtedness.

Our high level of indebtedness could have important consequences, including the following:

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

 - it may cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms;

 - it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

 - we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

Our ability to pay interest on and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent upon economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure you that our business will generate sufficient cash flows to satisfy our existing indebtedness or that funding sufficient to satisfy our debt service requirements will be available on satisfactory terms, if at all.

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

The March 2007 Credit Facility requires us to maintain certain financial ratios and the March 2007 Credit Facility and the indenture governing the Senior Notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in the Company's best interest. These include, among other things, restrictions on our ability to:

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

 - consolidate, merge or sell all or substantially all of our assets; and

 - issue guarantees of debt.

Any failure to comply with the restrictions of the March 2007 Credit Facility, the indenture governing the Senior Notes or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provisions apply. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for more information on our restrictive and financial covenants.

Limitations in the March 2007 Credit Facility on making capital expenditures may prevent us from pursuing new business initiatives, which may place us at a competitive disadvantage.

The March 2007 Credit Facility limits the amount of money that we may spend on capital expenditures to $45.0 million in 2007 and, subject to certain exceptions, $45.0 million in subsequent years. We believe that successful execution of our plan will require us to dedicate a significant portion of our capital expenditures to the continuing integration of Hollywood and Movie Gallery and required maintenance capital. Accordingly, we could be unable to make capital expenditures in order to open or acquire a significant number of new stores or pursue new business initiatives, including investing in an online rental program or other alternative delivery vehicles. Our inability to pursue new business initiatives may place us at a disadvantage to our competitors who are not subject to these restrictions. If our competitors successfully pursue new business initiatives, these restrictions may limit our ability to react effectively, and our results of operations or financial condition could be adversely affected.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

Uncertainty concerning our ability to meet our financial obligations, coupled with the continued declines and uncertainty in the rental industry generally, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected. Although we recently refinanced our credit facility in order to provide greater financial flexibility, we cannot assure you that our trade creditors will consider this a sufficient basis on which to continue extending trade credit to us or that they will offer more favorable terms than those available to us prior to the refinancing. To the extent we are unable to obtain trade credit on acceptable terms, the amount of operating cash flow, debt or equity financing that we will need to operate our business may increase, and we may not be able to improve our operating cash flows or obtain additional financing on acceptable terms from lenders or equity investors.

The continuing integration of Hollywood and Movie Gallery may strain our resources and prove to be difficult and may subject us to liabilities.

On April 27, 2005, we completed our acquisition of Hollywood, which was substantially larger than any of our previous acquisitions. The expansion of our business and operations resulting from the acquisition of Hollywood, including the differences in the cultures, strategies and infrastructures of our operating segments, may strain our administrative, operational and financial resources. The continuing integration of Movie Gallery and Hollywood has and could continue to require substantial time, effort, attention and dedication of management resources and may distract management in unpredictable ways from their other responsibilities. The integration process has and could continue to create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs, possible difficulties in integrating the information management systems, including POS and inventory control systems previously maintained by Hollywood and Movie Gallery and the need to modify operating accounting controls and procedures to
comply with the Sarbanes-Oxley Act of 2002.   These types of challenges and
uncertainties could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Pricing strategies, including Blockbuster's "No Late Fees" program, for movies and video games are a major competitive factor in the video retail industry, and we have fewer financial and marketing resources, lower market share and less name recognition than Blockbuster.

Other types of entertainment, such as theaters, television, personal video recorders, Internet-related activities, sporting events, and family entertainment centers, also compete with our movie and video game businesses. Some of our competitors, such as online stores, mass merchants and warehouse clubs, may operate at margins lower than we do and may be able to distribute and sell movies at lower price points than we can. These competitors may even be willing to sell movies below cost due to their broad inventory mix.

If any of our competitors were to substantially increase their presence in the markets we serve, our revenues and/or profitability could decline, our financial condition, liquidity, and results of operations could be harmed and the continued success of our business could be challenged.

Our business could be adversely affected if we lost key members of our executive management team.

We are highly dependent on the efforts and performance of our executive management team. If we were to lose any key members of this team, our business could be adversely affected. See "Directors and Executive Officers" for a detailed description of our executive management team.

Our business could be adversely affected by the failure of our management information systems to perform as expected.

We depend on our management information systems for the efficient operation of our business. Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title so that we may determine appropriate buying, distribution and disposition of our inventory. We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics, and individual customer history. These systems, together with our POS and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance. If our management information systems failed to perform as expected, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business and financial condition.

Our financial results could be adversely impacted if we are unable to manage our merchandise inventory effectively.

Our merchandise inventory carries risks associated with inventory management, obsolescence and theft. While most of our retail movie product is returnable to vendors, our investment in inventory increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, returns of video game inventory, which is prone to obsolescence because of the nature of the industry, are subject to negotiation with vendors. The prevalence of multiple game platforms may make it more difficult to accurately predict consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

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

Studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is typically: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and
(4) all other sources, including cable and syndicated television.   The length
of the movie rental window varies, but is typically 45 days prior to the pay-per-view release date. The movie studios are not contractually obligated to continue to observe these window periods. As a result, we cannot be certain that movie studios will maintain this exclusive window in the future. We could be adversely affected if the movie studios shorten or eliminate these exclusive windows, or if the movie rental windows were no longer among the first windows following the theatrical release, because newly released movies would be made available earlier through other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels. Some studios have tested concurrent theatrical and home video releases on an experimental basis for certain "B" titles in selected genres, which could lead to further compression of the window period that home video retailers currently enjoy. Changes like these could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity, and results of operations.

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

Cable and direct broadcast satellite technologies offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies and have offered movies only at scheduled intervals. Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable Internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable companies, Internet service providers and others are also testing or offering video-on-demand, or VOD, services. VOD provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day.

If pay-per-view, VOD or any other alternative movie delivery systems enable consumers to conveniently view and control the movies they want to see and when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional home video rental industry. This risk would be exacerbated if these competitors receive the movies from the studios at the same time as video stores. It could be further exacerbated by the increasing popularity and availability of personal digital recording systems (such as TiVo), which allow viewers to record, pause, rewind, and fast forward live broadcasts and create their own personal library of movies.

In addition, we may compete in the future with other distribution or entertainment technologies that are either in their developmental or testing phases now or that may be developed in the future. For example, some retailers have begun to rent or sell DVDs through kiosks or vending machines. Additionally, the technology exists to offer disposable DVDs, which would allow a consumer to view a DVD an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable. We cannot predict the impact that future technologies will have on our business. Additionally, we cannot assure you that our efforts to offer content through alternative channels such as MovieBeam, will be successful.

If any of the technologies described above creates a competitive advantage for our competitors, our business, financial condition, liquidity, and results of operations could be harmed.

Our business could be adversely affected if the trend of consumers purchasing rather than renting movies continues.

Historically, studios offered the movies they distribute at prices too high to generate significant consumer demand to purchase these movies. A limited number of titles were released at a lower price point when consumers were believed more likely to have a desire to purchase a certain title. The penetration of DVD into the market at a significantly lower price point has resulted in a significant increase in the quantity of newly released movies available for purchase by the consumer. These movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others. We believe that these changes in pricing have led to an increasing number of consumers who decide to purchase, rather than rent movies. Further changes in studio pricing or sustained or further depressed pricing by competitors could further accelerate this trend and could result in increased competition. If we are not able to derive most of our revenues from our higher-margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer's sell-through dollar.

Our business could be adversely impacted if movie studios negatively altered revenue-sharing programs.

Prior to studio revenue sharing programs and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue-sharing programs, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of programs for a significant number of movie releases. These programs have enabled us to significantly increase the number of copies carried for each title, thereby enabling us to better meet consumer demand. After a specified period of time, we offer the copies for sale to our customers as "previously viewed movies" at lower prices than new copies of the movie. We could be adversely affected if these programs are changed to give the movie studios a greater percentage of each revenue dollar or if such programs are discontinued. Additionally, studio revenue-sharing programs permit the studios, in the ordinary course of business, to audit our records to determine whether we have complied with the terms of these programs. We may be required to pay additional amounts, which may be material, as a result of these audits. Further, some of our studio agreements may be terminated on short notice.

Our gross margins may be adversely affected if the average sales price for our previously viewed product is not at or above an expected price.

We earn revenues from video rentals and from the sale of previously viewed movies to the public. We need to sell previously viewed movies at an expected price in order to achieve our gross margin targets. Our gross margins may be adversely affected if the average sales price for previously viewed movies is not at or above our target price.

A consumer's desire to own a particular movie and the number of previously viewed movies available for sale to the public by our competitors are factors that affect our ability to sell previously viewed movies at our target price. Additionally, sales of previously viewed movies also compete with newly released movies priced for sell-through. As a result, there are no assurances that we will be able to sell previously viewed movies at or above the expected price. If selling prices for previously viewed movies or previously played games decline, we may be required to write down the carrying value of our rental inventory.

We could be adversely affected by conditions impacting the motion picture industry, including variability in consumer appeal of the movie titles and game software released for rental and sale.

The availability of new movies produced by the movie studios is vital to us and our industry. The quality and quantity of new movies available in our stores could be negatively impacted by factors that adversely affect the motion picture industry, such as financial difficulties, regulatory requirements and work disruptions involving key personnel such as writers or actors. Additionally, we depend on the movie studios to produce new movies that appeal to consumer tastes. A decrease in the quality and quantity of new movies available in our stores could result in reduced consumer demand, which could negatively impact our revenues and harm our business and financial position.
We cannot assure you that future releases of movie titles and game software will appeal to consumers and, as a result, our revenues and profitability may be adversely affected.

Our business could be adversely affected if video game software and hardware manufacturers do not introduce new products in a timely manner.

The video game industry is characterized by the significant impact on consumer spending that accompanies the introduction of new game software and hardware platforms. Retail spending in the video game industry typically grows rapidly with the introduction of new platforms but declines considerably prior to the release of new platforms. In 2005, Microsoft introduced the XBOX 360 platform and, in late 2006, Sony and Nintendo released their newest platforms. Consumer demand for video games available in our stores could be adversely affected if manufacturers fail to introduce new games for these platforms in a timely manner or are unable to make new games and systems available in sufficient quantities. A decline in consumer demand for video games available in our stores could negatively affect our revenues and harm our business and financial position.

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

 - timing, cost and availability of newly released movies, new video games and new video game systems;

 - competition from providers of similar products, other forms of entertainment,and special events, such as the Olympics or ongoing major news events of significant public interest;

 - seasonality;

 - weather patterns that can significantly increase business (inclement conditions that prohibit outdoor activities) or decrease business (mild temperatures and dry conditions that reduce the consumer's desire to relax indoors); and

 - acts of God or public authorities, war, civil unrest, hurricanes, fire, floods, earthquakes, acts of terrorism, and other matters beyond our control.

Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet expectations.

The home video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and due to improved weather, and in September and October, due in part to the start of the traditional school year and the introduction of new television programs. The industry typically experiences peak revenues during the months of November, December and January due to the holidays in these months, inclement weather conditions and frequently the home video release of the preceding summer's hit titles. The game sales business is traditionally strongest in November and December, as title releases are often clustered around the holiday shopping season.

In view of seasonal variations in our revenues and operating results and the impact on our revenues and operating results of the strength of the home video title slate, comparisons of our revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating historical financial performance and predicting future financial performance. Our working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

Our operating results may suffer if revenues during peak seasons do not meet expectations. If revenues during these periods do not meet expectations, we may not generate sufficient revenue to offset increased costs incurred in preparation for peak seasons and our operating results may suffer. Finally, the operational risks described elsewhere in these risk factors may be exacerbated if the events described therein were to occur during a peak season.

The market price for our common stock may fluctuate substantially.

We have experienced, and continue to expect, periodic fluctuations in our stock price due to technological advancements; developments concerning our business; our competitors or the home video specialty retail industry; fluctuations in our operating results; the introduction of new products; the performance of other similar companies; changes in financial estimates by financial analysts or our failure to meet these estimates; and other factors. In addition, in recent years the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance of these companies. These broad market fluctuations could have a material adverse effect on the market price of our common stock, business, and results of operations or financial condition. We cannot assure you that our stock price will not experience significant fluctuations in the future.

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

Investor confidence may be adversely impacted as a result of a material weakness in our internal controls.

We are required, pursuant to rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, to include a report of our management's assessment of the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified one material weakness in our internal controls relating to lease accounting matters. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact market prices for our securities.

Item 1B.  Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Stores. Substantially all of our retail stores are leased. Our new store leases generally provide for an initial lease term of five to ten years, with at least one renewal option for an additional two to five years. During the fourth quarter of fiscal 2006, we closed our 9 stores in Mexico. The following table provides information regarding the number of stores we operated in each state and Canada as of December 31, 2006.

United States:
Alabama                  184
Alaska                     7
Arizona                   90
Arkansas                  83
California               360
Colorado                  59
Connecticut               35
Delaware                  16
District of Columbia       2
Florida                  221
Georgia                  167
Hawaii                     4
Idaho                     34
Illinois                 119
Indiana                  120
Iowa                      48
Kansas                    44
Kentucky                  83
Louisiana                 51
Maine                     53
Maryland                  57
Massachusetts             68
Michigan                 122
Minnesota                 89
Mississippi               76
Missouri                 135
Montana                   22
Nebraska                  32
Nevada                    37
New Hampshire             20
New Jersey                40
New Mexico                36
New York                 131
North Carolina           171
North Dakota               9
Ohio                     205
Oklahoma                  74
Oregon                    75
Pennsylvania             165
Rhode Island              15
South Carolina            95
South Dakota              14
Tennessee                112
Texas                    361
Utah                      51
Vermont                    6
Virginia                 150
Washington               114
West Virginia             29
Wisconsin                 70
Wyoming                    7
                       -----
Total United States    4,368


Canada:
Alberta                  104
British Columbia          67
Manitoba                   7
New Brunswick              5
Newfoundland               5
Nova Scotia               13
Ontario                   48
Prince Edward Island       2
Saskatchewan              21
Yukon Territory            2
                       -----
Total Canada             274
                       -----
Total                  4,642
                       =====

Support Centers and Distribution Facilities

We have a support center and limited inventory distribution facility located in an approximately 116,000 square foot building in Dothan, Alabama, which we own. We also lease approximately 48,000 square feet of off-site warehouse space in Dothan to supplement distribution and to provide record storage.

In 2004, construction began on a new 190,000 square foot distribution center located in Dothan, Alabama. This facility was funded through a loan from Movie Gallery to the local area Industrial Development Board, or the IDB, partially offset by funds provided by a bond fund from the State of Alabama. After the acquisition of Hollywood, construction was stopped on this facility and we, the local area IDB and the State of Alabama are evaluating alternatives, including transferring the property to the IDB and repaying the amount loaned by Movie Gallery.

Our Oregon support center is located in Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. The lease expires in November 2008. We also currently lease space in two distribution centers to primarily support Movie Gallery, Hollywood Video and Game Crazy. The distribution centers are located in Wilsonville, Oregon (approximately 175,000 square feet) and in LaVergne, Tennessee (approximately 98,000 square feet). These facilities are leased pursuant to agreements that expire in December 2011 and June 2010, respectively.

ITEM 3. LEGAL PROCEEDINGS

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Following mediation, the parties agreed to settle the case and a memorandum of understanding was recently executed. The settlement is subject to preliminary and final approval of the court, and settlement papers are in the process of being prepared. The settlement, if approved, will be immaterial to our consolidated financial statements.

Hollywood was named as a defendant in a sexual harassment lawsuit filed in the Supreme Court of the State of New York, Bronx County on April 17, 2003. The action, filed by eleven former female employees, alleges that an employee, in the course of his employment as a store director for Hollywood, sexually harassed and assaulted certain of the plaintiffs and that Hollywood and its members of management failed to prevent or respond adequately to the employee's alleged wrongdoing. The plaintiffs seek unspecified damages, pre-judgment interest and attorneys' fees and costs. Hollywood and each of the plaintiffs have entered into a settlement agreement that will result in a complete dismissal of the case. The terms of the settlement are confidential. However, the settlement proceeds will be paid entirely by Hollywood's insurance carrier providing coverage for this claim.

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

At January 1, 2006, our legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.0 million of which $2.4 million relates to pre-acquisition contingencies. At December 31, 2006, our legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.8 million of which $1.3 million relates to pre-acquisition contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of fiscal 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is listed on the Nasdaq Global Market, or NASDAQ, under the symbol "MOVI". As of March 6, 2007, we had approximately 54 stockholders of record. The following information sets forth the high and low closing prices for our common stock as reported on the NASDAQ for each quarterly period within the last two fiscal years.


                       High         Low          Dividend
                     --------    ---------       ---------
2006:
  Fourth Quarter     $   4.70    $    1.90       $      -
  Third Quarter          6.67         1.94              -
  Second Quarter         7.50         2.57              -
  First Quarter          5.78         2.01              -

2005:
  Fourth Quarter     $   9.75    $    4.60       $      -
  Third Quarter         26.52         9.86              -
  Second Quarter        33.43        26.26           0.03
  First Quarter         29.45        18.29           0.03


Dividends

In December 2003, our Board of Directors instituted a dividend policy under which it declared an initial quarterly cash dividend of $0.03 per share. In September 2005, we announced that due to the challenging conditions currently affecting the home video industry, we would not declare a quarterly cash dividend for the third quarter of fiscal 2005. Our Board of Directors later decided to suspend the payment of cash dividends indefinitely. Our new senior credit facility entered into in March 2007 effectively prohibits payment of any future dividends until the credit facility is repaid.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which equity securities of the Company are authorized for issuance appears under the heading "Stock Option Plans" in our definitive Proxy Statement filed for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                     Fiscal Year Ended
                 ----------------------------------------------------------
                 January 5,  January 4,  January 2,  January 1, December 31,
                    2003       2004         2005        2006(5)     2006
                 ----------  ----------  ----------  ---------- -----------
                          ($ in thousands, except per share data)
Statements of Operations Data:
Revenues:
   Rentals       $  490,836 $   629,793 $   729,167  $1,630,058   $2,030,251
   Product sales     38,152      62,602      62,010     357,269      511,682
                  ---------  ----------  ----------   ---------   ----------
Total revenues      528,988     692,395     791,177   1,987,327    2,541,933
                  ---------  ----------  ----------   ---------   ----------

Cost of sales:
   Cost of rental
      revenues      164,818(1)  184,439     208,160     502,873      626,918
   Cost of product
      sales          29,852      50,143      41,942     271,900      384,933
                   --------  ----------  ----------   ---------    ---------
Gross margin        334,318     457,813     541,075   1,212,554(6) 1,530,082

Operating costs and expenses:

   Store operating
     expenses       253,865(2)  324,466     395,425(4)1,027,119    1,250,799(12)
   General and
     administrative  43,274(3)   48,003      55,475     130,059      180,153
   Amortization of
     intangibles      1,298       2,003       2,601       3,865        2,838
   Impairment of
     goodwill             -           -           -     522,950(7)         -
   Impairment of other
     intangibles          -           -           -       4,940(7)         -
   Other income		  -           -		  -	      -		 (43)
                   --------  ----------  ----------   ---------   ----------
Operating income
  (loss)             35,881      83,341      87,574    (476,379)      96,335
                   --------  ----------  ----------   ---------   ----------

Interest expense,
   net               (1,024)       (468)       (624)    (68,529)(8) (120,410)(8)
Write off of bridge
   financing              -           -           -      (4,234)(9)        -
Equity in losses of
unconsolidated
   entities               -      (1,450)     (5,746)       (806)           -
                  ---------  ----------   ---------   ---------   ----------
Income (loss) before
   income taxes      34,857      81,423      81,204    (549,948)     (24,075)

Income taxes         13,923      31,987      31,716       2,792(10)    1,645(13)
                  ---------  ----------  ----------   ---------   ----------

Net income (loss) $  20,934 $    49,436   $  49,488   $(552,740)  $  (25,720)
                  =========  ==========  ==========   =========   ==========


Net income (loss) per share:
   Basic          $    0.69  $     1.53  $     1.54  $   (17.53)   $   (0.81)
                  =========  ==========  ==========  ==========    =========
   Diluted        $    0.67  $     1.48  $     1.52  $   (17.53)   $   (0.81)
                  =========  ==========  ==========  ==========    =========

Weighted average shares outstanding:
   Basic             30,273      32,406      32,096      31,524       31,800
                  =========  ==========  ==========  ==========    =========
   Diluted           31,436      33,370      32,552      31,524       31,800
                  =========  ==========  ==========  ==========    =========

Cash dividends per
   common share   $       -  $     0.03  $     0.12  $     0.06    $      -
                  =========  ==========  ==========  ==========    =========


                                      Fiscal Year Ended
                 -----------------------------------------------------------
                  January 5,  January 4,  January 2,  January 1, December 31,
                     2003       2004        2005       2006(5)       2006
                 ----------  ----------  ----------  ----------  -----------
                            ($ in thousands, except per share data)

Balance Sheet Data (at end of period):
Cash and cash
  equivalents     $  29,555   $  38,006  $   25,518  $  135,238   $   32,953
Rental inventory,
  net                82,880     102,479     126,541     371,565      339,981
Total assets        361,209     457,884     492,142   1,385,128    1,153,277(12)
Long-term debt less
  current maturities      -           -           -   1,083,083    1,087,875
Stockholders'
  equity (deficit)  259,051     320,116     331,134    (212,818)    (236,431)

Other Data:
Number of stores at
 end of period        1,784       2,158       2,482       4,749(11)    4,642
Revenues per weighted
  average store      $  337    $    355  $      341   $     496    $     538
Increase(decrease) in
  same-store revenues   3.2%        7.0%       (1.5)%      (4.7)%       (3.7)%


(1) Effective October 7, 2002, we revised the estimates used to amortize rental inventory, resulting in a non-cash charge of approximately $27.9 million in the fourth quarter of fiscal 2002, and $5.9 million throughout fiscal 2003.

(2) Includes a $1.6 million charge related to the amendment of our supply agreement with Rentrak Corporation.

(3) Includes a $4.0 million charge related to a legal settlement in the second quarter of fiscal 2002.

(4) Includes a pre-tax charge of $6.3 million to correct our accounting for leasehold improvements, including $2.9 million related to prior periods, which we accounted for as an immaterial cumulative correction. See Note 1, "Accounting Policies," in our accompanying consolidated financial statements.

(5) Recognizes the consolidated results of Movie Gallery and Hollywood for the period subsequent to our merger on April 27, 2005. See Note 2, "Business Combinations," in our accompanying consolidated financial statements for information on our acquisition of Hollywood.

(6) Includes $10.1 million in charges (before taxes)($0.21 per diluted share after tax) related to the VHS residual value adjustment by the Movie Gallery segment, and the reduction of extended viewing fee revenue of $21.4 million and the corresponding $19.0 million gross margin impact of conforming Hollywood's extended viewing fee revenue accounting method to Movie Gallery's method.

(7) Recognizes goodwill impairment of the Movie Gallery and Hollywood Video reporting units. Reflects impairment charge for customer lists to reduce carrying value to fair value. See Note 6, "Impairment of Goodwill and Other Long-Lived Assets," in our accompanying consolidated financial statements for information on 2005 impairment charges.

(8) Recognizes the interest expense related to the credit facility and Senior Notes to finance the Hollywood acquisition.

(9) Recognizes the write-off of costs incurred to obtain an acquisition bridge financing commitment that expired, unused, on the date of acquisition of Hollywood.

(10) Effective tax rate for fiscal 2005 is adversely impacted by goodwill impairment, of which $332.1 million is not tax deductible and which therefore generated an abnormally low effective tax rate. In addition, a valuation allowance was recorded for $85.2 million on our net deferred tax asset to reflect management's determination that the deferred tax asset may not be realized. See Note 4, "Income Taxes," in our accompanying consolidated financial statements.

(11) Recognizes the April 2005 acquisition of 2,031 Hollywood Video stores and 20 freestanding Game Crazy stores; reflects the May 2005 acquisition of 61 VHQ stores.

(12) Recognizes adjustments required to properly conform with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," including an increase to operating expenses of $7.3 million and an increase in property and equipment of $1.4 million.

(13) Effective tax rate for fiscal 2006 is impacted by an increase in the valuation allowance which was recorded for $12.1 million to reflect management's determination that the deferred tax asset may not be realized. In addition, the tax provision was impacted by prior year issues relating to the statute of limitations of federal and state tax jurisdictions. See Note 4, "Income Taxes," in our accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 31, 2006, we operated approximately 4,600 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. On April 27, 2005, we completed our acquisition of Hollywood Entertainment Corporation, or Hollywood. Our acquisition of Hollywood was accounted for as a purchase business combination. Accordingly, our results of operations for 2005 include the operating results of Hollywood only since the date of the acquisition and are not indicative of annualized results of the combined companies. We currently plan to maintain the Hollywood brand and store format. We currently plan to open approximately 10 new stores for the full fiscal year 2007 period, subject to market and industry conditions. Movie Gallery's eastern-focused rural and secondary market presence and Hollywood's western-focused prime urban and suburban superstore locations combine to form a strong nationwide geographical store footprint.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. The studios have historically maintained an exclusive window for home video distribution (DVDs and video cassettes available for rental and sale), which provides the home video industry with an approximately 45 to 60 day period during which we can rent and sell new releases before they are made available on pay-per-view or other distribution channels. According to Adams Media Research, the domestic home video industry accounted for approximately 60% of domestic studio movie revenue in 2006. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies have been designed to achieve reasonable, moderate and consistent growth in same-store revenues and profitability in a mature industry. We strive to minimize the operating and overhead costs associated with our business. We apply these same disciplines to the Hollywood brand where appropriate.

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

- Product purchasing economics. In order to maintain the desired profit margin in our business, we carefully manage purchases of inventory for both rental and sale. Our purchasing models are designed to analyze the impact of the economic factors inherent in the various pricing strategies employed by the studios. We believe that our models enable us to achieve purchasing levels tailored for the customer demographics of each of our markets and to maximize the return on investment of our inventory purchase dollars.

- Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control these expenses primarily through budgeting systems and centralization of purchases into our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also benefit from the reduced labor and real estate costs the Movie Gallery brand stores enjoy by being located in rural markets versus the higher costs associated with the larger urban markets. We are also able to adjust store hours and staffing levels to specific market conditions, as well as leverage best practices from both Movie Gallery and Hollywood to reduce expense and increase operating efficiency.

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

- Operating cash flows. Our stores have generated significant levels of cash flow for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on-hand and significant long-term debt. We do not plan on significant store growth plans in the next several years.

Hollywood Acquisition

On April 27, 2005, we completed our cash acquisition of Hollywood, refinanced substantially all of the existing indebtedness of Hollywood, and replaced our existing unsecured revolving credit facility. We paid $862.1 million to purchase all of Hollywood's outstanding common stock and $384.7 million to refinance Hollywood's debt. As part of the refinancing of Hollywood's debt, Hollywood executed a tender offer for its $225.0 million principal amount 9.625% senior subordinated notes due 2011, pursuant to which $224.6 million of the notes were tendered. The Hollywood acquisition was financed using Hollywood's cash on-hand of approximately $180.0 million, a senior secured credit facility guaranteed by all of our domestic subsidiaries in an aggregate principal amount of $870.0 million, and an issuance of $325.0 million of 11% senior unsecured notes, or Senior Notes.

The combination of Movie Gallery and Hollywood created the second largest North American video rental company. At the time of the acquisition, the combined pro-forma annual revenue was in excess of $2.6 billion and included approximately 4,800 stores located in all 50 U.S. states, Canada and Mexico. The acquisition substantially increased our presence on the West Coast and in urban areas. Hollywood's predominantly West Coast urban superstore locations did not overlap significantly with Movie Gallery's rural and suburban store locations concentrated in the eastern half of the United States. In the fourth quarter of fiscal 2005, we closed 64 Movie Gallery stores with trade areas that overlapped with acquired Hollywood Video stores. An additional 46 overlapping Movie Gallery stores were closed in fiscal 2006. We will continue to evaluate the closure of stores with overlapping trade areas such as these as market conditions warrant.

We maintain our Hollywood store format and brand separately from our Movie Gallery business because of Hollywood's distinct operational model and to ensure customer continuity. There has been a conscious effort not to interrupt the field management organizations at Movie Gallery and Hollywood to ensure they remain focused on revenue and customer service. Integration efforts initially focused on consolidating the leadership functions in the brands. We have completed most of our integration of the Human Resources, Real Estate, Legal, Lease Administration, Finance, Loss Prevention and Distribution functions.

During the fourth quarter of fiscal 2005, we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan through the consolidation of Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals were required to render service for a range of 10 to 49 weeks in order to receive termination benefits. The total cost of providing severance, retention incentives and outplacement services to the impacted associates was approximately $2.3 million. Approximately $1.2 million and $1.1 million were recognized during fiscal 2005 and 2006, respectively, by establishing reserves for those amounts in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities." Cash payments of $2.0 million were charged to the reserve during fiscal 2006.

Our integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to our Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions would be relocated.

We estimate that total savings, including new initiatives in 2006 combined with the full year fiscal 2006 impact of the savings already achieved in 2005 were approximately $50 million. These savings have been driven principally by improvements in the supply chain for our Movie Gallery branded stores, consolidation of our Real Estate and Architecture functions, inventory utilization, and elimination of duplicative executive management. Since the acquisition in April 2005, 482 corporate positions have been eliminated as the result of our consolidation efforts.

We continue to evaluate opportunities to leverage both Movie Gallery's and Hollywood's best practices and to generate general and administrative cost savings. To date, we have identified and taken advantage of cost savings opportunities in both Movie Gallery's and Hollywood's cost structures, and we anticipate that we will identify additional opportunities in the future. The combined companies are also evaluating opportunities to reap the benefits of increased purchasing leverage to reduce costs. However, we can make no assurances that we will successfully integrate Hollywood's business or that we will achieve any further cost savings.

MovieBeam Acquisition - Subsequent Event

Subsequent to fiscal 2006, on March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, Inc., an on-demand movie service for cash consideration, the amount of which will be immaterial to our fiscal 2007 consolidated financial statements.

Pending Acquisition

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of December 31, 2006, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent a demand for arbitration, which we refer to as the Demand, to us seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are completely without merit and intend to vigorously defend this matter.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance over the last three years.

Selected Financial Statement and Operational Data:

                                                Fiscal Year Ended
                                       ------------------------------------
                                       January 2,   January 1, December 31,
                                          2005        2006(1)     2006
                                       ----------   ---------- -----------
                                        ($ in thousands, except per share
                                                 and store data)

Rental revenue                          $ 729,167   $1,630,058  $2,030,251
Product sales                              62,010      357,269     511,682
                                        ---------   ----------  ----------
  Total revenue                           791,177    1,987,327   2,541,933

Cost of rental revenue                    208,160      502,873     626,918
Cost of product sales                      41,942      271,900     384,933
                                        ---------   ----------  ----------
Total gross profit                        541,075    1,212,554   1,530,082

Store operating expenses                  395,425    1,027,119   1,250,799
General and administrative expenses        55,475      130,059     180,153
Impairment of goodwill                          -      522,950           -
Impairment of other intangibles                 -        4,940           -

Operating income (loss)                    87,574     (476,379)     96,335
Interest expense, net                        (624)     (68,529)  (120,410)
Equity in losses of
 unconsolidated entities                    5,746          806          -

Net income (loss)                       $  49,488   $ (552,740) $  (25,720)
Net income (loss) per diluted share     $    1.52   $   (17.53) $    (0.81)

Cash dividends per common share         $    0.12   $     0.06  $        -

Rental margin                                71.5%        69.1%       69.1%
Product sales margin                         32.4%        23.9%       24.8%
Total gross margin                           68.4%        61.0%       60.2%

Percent of total revenue:
Rental revenue                               92.2%        82.0%       79.9%
Product sales                                 7.8%        18.0%       20.1%
Store operating expenses                     50.0%        51.7%       49.2%
General and administrative expenses           7.0%         6.5%        7.1%
Impairment of goodwill                        0.0%        26.3%        0.0%
Impairment of other intangibles               0.0%         0.2%        0.0%
Operating income (loss)                      11.1%       (24.0%)       3.8%
Interest expense, net                         0.1%         3.4%        4.7%
Net income (loss)                             6.3%       (27.8%)      (1.0%)

Total same-store revenues                    (1.5%)       (4.7%)      (3.7%)
Movie Gallery same-store revenues            (1.5%)       (5.7%)      (0.1%)
Hollywood same-store revenues(1)              1.5%        (4.3%)      (5.4%)

Total same-store rental revenues             (1.0%)       (6.2%)      (5.6%)
Movie Gallery same-store rental revenues     (1.0%)       (6.5%)      (0.5%)
Hollywood same-store rental revenues(1)      (4.3%)       (6.0%)      (8.3%)

Total same-store product sales              (12.0%)        1.7%        4.1%
Movie Gallery same-store product sales      (12.0%)        3.0%        4.2%
Hollywood same-store product sales(1)        29.4%         1.5%        4.1%

Store count:
   Beginning of period                       2,158        2,482       4,749
   New store builds                            314          288         123
   Stores acquired                              74        2,138(2)        -
   Stores closed                               (64)        (159)       (230)
                                         ---------    ---------    --------
   End of period                             2,482        4,749       4,642
                                         =========    =========    ========

(1) Hollywood's results for periods prior to April 27, 2005 are not included in the consolidated statements of operations but rather recognize the historical statistics previously reported by Hollywood Entertainment. Hollywood same-store revenues are presented for the full year periods and are inclusive of the Game Crazy operating segment. Hollywood same-store revenues exclude the effects of the accounting change for extended viewing fees recognition described in Note 1, "Accounting Policies," in our accompanying consolidated financial statements.

(2) Includes 2,031 Hollywood Video stores and 20 free-standing Game Crazy stores acquired in the acquisition of Hollywood in April 2005 and 61 stores acquired in our acquisition of VHQ in May 2005. See Note 2, "Business Combinations," in our accompanying consolidated financial statements.

Revenue. Consolidated total revenues increased 27.9% and 151.2% for fiscal 2006 and 2005, respectively, compared to fiscal 2005 and 2004. The increase in revenues was primarily due to the acquisition of Hollywood, which added $1.7 billion and $1.1 billion in revenue for fiscal 2006 and 2005, respectively, accounting for over 95% of the revenue increases. Same-store total revenues were negative 3.7% for fiscal 2006, which consisted of a 5.6% decline in same-store rental revenue and a 4.1% increase in same-store product revenue.

With the acquisition of Hollywood, our revenue mix has shifted more to product revenue and away from rental revenue versus comparable periods prior to the acquisition. The Game Crazy operating segment is the primary driver of this shift in the revenue mix.

For fiscal 2006 and 2005, the Movie Gallery operating segment total revenues increased 3.1% and 6.8%, respectively, from the prior years. The increase in fiscal 2006 compared to 2005 was primarily driven by new stores outperforming closed stores and a 1% increase in weighted-average stores operated. Same-store total revenues were relatively flat at negative 0.1%, which consisted of a 0.5% decline in same-store rental revenue and a 4.2% increase in same-store product revenue. The increase in fiscal 2005 compared to 2004 was primarily due to a 13.5% increase in the average number of stores operated, partially offset by a 5.7% decline in same-store total revenue.

The Hollywood segment same-store total revenues decreased 5.4% for fiscal 2006, which consisted of an 8.3% decline in same-store rental revenue and a 4.1% increase in same-store product revenue. For fiscal 2005, to conform Hollywood's extended viewing fees accounting policy to Movie Gallery's accounting policy, we have recognized the portion of extended viewing fees collected that relate to receivables from customers at the date of our merger as a reduction of the receivable balance. As a result of conforming this accounting policy following the merger, Hollywood's extended viewing fees recognized as revenue in 2005 was $21.4 million less than the actual amounts collected from customers. Excluding the impact of the change in accounting policy, same-store total revenues declined 4.3% for fiscal 2005.

We believe the following factors contributed to the decline in our rental same-store revenues:

    -The overabundance of DVD titles available for sale in the marketplace; -The growth of online rental;
    -The maturation of the DVD life cycle; and -The widespread availability of other audio/video media such as recorded television, pay-per-view movies and the Internet.

Cost of Sales. The cost of rental revenues includes the amortization of rental inventory, revenue-sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for fiscal 2005 and 2006 was consistent at 69.1%. The gross margin for both fiscal 2005 and 2006 included charges due to changes in rental amortization estimates. In fiscal 2005, a charge of $10.1 million was recorded to reflect a change in estimate of the residual value of VHS movies from $2.00 to $1.00. In fiscal 2006 we then reduced to zero the remaining salvage value of VHS inventory and recorded a corresponding charge which was immaterial to our consolidated financial statements. Also in fiscal 2006, charges totaling $11.3 million were recorded to recognize changes for the Movie Gallery segment in the estimate of the book value associated with revenue-sharing DVD movies and to accelerate rental amortization on games. Improvements in rental gross margins due to an increase in the percentage of DVD movies acquired under revenue-sharing arrangements and efficiencies in rental product distribution and processing were offset by an increase in the percentage of rental revenue from promotionally discounted sales of previously viewed movies.

The gross margin on rental revenue for fiscal 2004 was 71.5% compared to 69.1% for fiscal 2005. The decrease was primarily a result of the acquisition of the Hollywood Video stores. Gross margins in the Hollywood Video stores were historically lower than those of Movie Gallery stores because Hollywood generally invested more in rental inventory as a percentage of revenue to compete effectively in urban markets.

Cost of product sales includes the costs of new and used video game merchandise in the Game Crazy operating segment, and includes new movies, concessions and other products sold in our Hollywood and Movie Gallery stores. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for fiscal 2004, 2005 and 2006 was 32.4%, 23.9% and 24.8%, respectively. The decrease in product sales margin from fiscal 2004 compared to 2005 and 2006 was primarily caused by higher penetration of new movies and new game merchandise sales. The acquisition of Hollywood, including the Game Crazy segment, was the primary driver of the change in sales mix.

Operating Costs and Expenses. Store operating expenses include store-level expenses such as lease payments, in-store payroll and start-up costs associated with new store openings. Store operating expenses as a percentage of total revenue were 50.0%, 51.7% and 49.2% in fiscal 2004, 2005 and 2006, respectively.

The decrease in store operating expenses as a percentage of total revenue from 2005 to 2006 is primarily due to:

 - A reduction of store labor expense as a percentage of revenue; store labor decreased 1.1% compared to the prior year, due largely to improvements in labor scheduling.

 - A reduction of depreciation expense as a percentage of revenue; store depreciation decreased 0.5% compared to the prior year due mainly to assets, primarily leasehold improvements, acquired in conjunction with the acquisition of Hollywood becoming fully depreciated during fiscal 2006, in addition to a significant number of lease term expirations during 2006.

The reductions were partially offset in fiscal 2006 by a charge of $7.5 million, or 0.2% of revenue, to recognize asset retirement obligations in accordance with SFAS No. 143.

The increase in store operating expenses as a percentage of total revenue from 2004 to 2005 is primarily due to:

 - A 4.7% decrease in same-store revenues for the combined company in 2005 versus a decrease of 1.5% in 2004, as certain operating expenses are fixed and increase as a percentage of revenue when revenues decline.

 - The decrease in same-store revenues in fiscal 2005 was more significant than anticipated, thereby limiting our ability to reduce variable expenses in response to the revenue decrease.

 - Our decision to close 64 Movie Gallery stores that overlapped trade areas with Hollywood stores required the establishment of a store closure reserve for the remaining lease obligations and the write-off of remaining property, furnishings and equipment of $9.6 million.

 - A significant number of new store openings generating store opening and start-up costs for immature stores in the revenue base (our store base has increased by 10% or more in each of fiscal 2005, 2004 and 2003). New stores typically do not perform as well as mature stores in their first year of operations, because a substantial portion of store operating expenses are fixed.

General and administrative expenses. General and administrative expenses as a percentage of revenue were 7.0%, 6.5% and 7.1% in 2004, 2005 and 2006, respectively. The increase in general and administrative expenses as a percentage of revenue from fiscal 2005 to 2006 is due to:

- An increase in professional fees related to restructuring and refinancing fees incurred during fiscal 2006 of $9.2 million, as well as an increase in stock compensation expense of $1.5 million.

The decrease in general and administrative expenses as a percentage of revenue from fiscal 2004 to 2005 is due to:

- The acquisition of Hollywood and its lower general and administrative costs as a percentage of revenue, despite increases in severance for integration and the impact of higher than anticipated same store revenue decreases.

Fiscal 2006 Impairment Testing. Impairment charges include the impairment of goodwill and intangible assets, including customer lists. Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. We have tested our long-lived assets (other than goodwill and intangible assets) for impairment under SFAS No. 144 and concluded that no impairment existed for fiscal 2006 other than impairments recognized in conjunction with store closures.

Goodwill and indefinite-lived intangible assets are also subject to impairment testing annually, or whenever indicators of impairment are present. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying amount. We conducted our annual test of the valuation of goodwill and intangible assets during the fourth quarter of fiscal 2006, in accordance with our policy and the requirements as set forth in SFAS No. 142, and determined that no impairment existed.

As part of our ongoing store profitability reviews, in the fourth quarter of fiscal 2006 we closed our nine stores in Mexico which in the aggregate were deemed to be underperforming. We recorded a charge against operating income of approximately $1.5 million, consisting primarily of a write-off of property, furnishings and equipment, and a write-down of movie product.

Fiscal 2005 Impairment Losses. The first quarter of fiscal 2005 results for both Hollywood and Movie Gallery, prior to Movie Gallery's acquisition of Hollywood, were significantly better than the expectations and plans of both management groups. In the second and third quarters after the merger, our results were significantly worse than expectations, but were believed to be primarily driven by a weak title line-up in the second and third quarters. Management expected a recovery in the fourth quarter of fiscal 2005 primarily from improving title content. This recovery did not materialize. Because the fourth quarter results failed to meet our expectations, we revised our outlook for fiscal 2006 and beyond and reflected these updated forecasts in our determination and measurement of the fourth quarter impairment charges. Following is a description of the impairment charges recorded in the fourth quarter of fiscal 2005:

 - Goodwill - We tested goodwill and indefinite-lived intangibles at the beginning of the fourth quarter of fiscal 2005 in accordance with our normal accounting policy and pursuant to SFAS No. 142. Goodwill is tested at a reporting unit level. Our reporting units for this purpose are Movie Gallery, Hollywood Video and Game Crazy. Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005, including the accelerated decline in the in-store rental industry, increased competition in the video sell-through markets and the growth of the online movie rental segment in which neither Movie Gallery nor Hollywood has a presence. Impairments of goodwill were recorded for the Movie Gallery and Hollywood reporting units in the amounts of $161.7 million and $361.2 million, respectively.

 - Intangible assets - As a result of the impairment indicators that contributed to the goodwill impairment charges described above, we also tested all other intangible assets for impairment as of the beginning of the fourth quarter of fiscal 2005. Based on the results of this test, we concluded that the customer list intangible assets of our Movie Gallery operating segment were impaired. We estimated the value of our acquired customer lists, basing this estimate primarily on observations of market comparables for similar customer lists on a per thousand customer basis. As a result of this analysis, we recorded a $4.9 million impairment charge in the fourth quarter of fiscal 2005 to reduce the carrying value of Movie Gallery's previously acquired customer lists to our revised estimate of their fair value.

We also tested the indefinite-lived Hollywood trademark for impairment and determined that it was not impaired. Likewise, we determined that the finite-lived carrying value of the Game Crazy trademark was not impaired. No other long-lived assets, including rental inventory and property, furnishings and equipment, were impaired under the guidance in SFAS No. 144.

Stock Compensation Expense. Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants. Beginning in fiscal 2006, we adopted SFAS No. 123R, "Accounting for Stock-Based Compensation," or SFAS No. 123R. Upon adoption of SFAS No. 123R, we are no longer permitted to account for stock based compensation using the intrinsic value approach that we had followed, in years prior to adoption of SFAS No. 123R under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures is charged to earnings over the vesting period. Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. In fiscal 2005 and 2006, we recognized $1.2 million and $2.5 million, respectively, in compensation expenses related to service-based stock grants, and $0.4 million and $0.6 million, respectively, in expenses related to performance-based stock grants.

Fiscal 2004 and 2005 also included nominal amounts of non-cash expense associated with certain stock options that were repriced during the first quarter of fiscal 2001 and accounted for as variable stock options. In addition, in fiscal 2004, stock compensation expense also included $0.8 million in cash expenses related to our decision to repurchase 145,900 shares of common stock from current and former executives, which represented the intrinsic value of those options on the date of the buy-out. See Note 1, "Accounting Policies," in our accompanying consolidated financial statements.

We may, from time to time, decide to issue stock based compensation in the form of stock grants and stock options, which under SFAS No. 123R requires a fair value recognition approach and will be expensed in income from continuing operations. As a result, the amount of compensation expense we recognize over the vesting period will generally not be affected by subsequent changes in the trading value of our common stock.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123R.

Operating Income. As a result of the impact of the above factors on our revenues and expenses, our operating income increased by $572.7 million for fiscal 2006 to $96.3 million. The increase in operating income was principally attributable to the non-recurrence of $522.9 million in goodwill impairment charges and $4.9 million for the impairment of intangibles recorded in fiscal
2005.  There were no similar charges in fiscal 2006.   In addition, fiscal 2006
contained a full 52 weeks of results from Hollywood, while fiscal 2005 contained only 36 weeks.

For fiscal 2005, operating income decreased by $564.0 million to a loss of $476.4 million. The decrease in operating income was principally attributable to $522.9 million in goodwill impairment charges and $4.9 million for the impairment of intangibles recorded in fiscal 2005. There were no similar charges in fiscal 2004. The following factors contributed to the remaining decline in operating income:

 - The Hollywood segment's revenues were $21.4 million lower than the actual cash collected from customers due to conforming Hollywood's accounting method for extending viewing fees to our historical method in fiscal 2005, which reduced operating income by $19.0 million after adjusting for accrued revenue-sharing.

 - Cost of sales increased as a percentage of revenues due to the acquisition of Hollywood and the historically lower margins generated by the Hollywood Video stores and Game Crazy departments.

 - The greater than anticipated decreases in same-store revenues limited our ability to reduce operating costs and expenses due to the fact that many of our store level expenses are fixed.

Interest Expense, net. Net loss for fiscal 2006 includes $120.4 million pre-tax, or $3.79 per diluted share, in interest expense, principally related to borrowings used to fund the acquisitions of Hollywood and VHQ. We expect to incur significant interest expense for the foreseeable future. Immediately prior to the acquisition of Hollywood, we had no debt outstanding and had carried minimal amounts of outstanding indebtedness for the preceding two fiscal years. Interest expense in fiscal 2005 and 2004 amounted to $68.5 million and $0.6 million, respectively, a substantial portion of which related to credit facility fees and expenses. We expect cash interest expense to decrease by approximately $6.0 million annually as a result of the March 2007 refinancing of our senior credit facility.

Write-off of Bridge Financing. Concurrently with the acquisition of Hollywood in the second quarter of fiscal 2005, we wrote off $4.2 million, or $0.09 per diluted share (net of tax), of fees and expenses associated with the bridge commitment feature of our senior credit facility. The bridge facility was entered into in connection with the Hollywood acquisition but was never drawn upon. Therefore, the associated fees were expensed concurrently with the expiration of the bridge loan commitment at the closing of the acquisition and related financing transactions. There were no similar transactions in 2006.

Equity in Losses of Unconsolidated Entities. During the last half of fiscal 2003, we began to make investments in various alternative delivery vehicles (both retail and digital) for movie content. As of January 1, 2006, we had completely written off our investments in these unconsolidated entities, either through recognizing our proportionate share of the investee losses under the equity method, by disposing of the related interests, or through write-offs for investments we deemed to be worthless. In the future, we may make, subject to limitations in the agreements governing our indebtedness, similar investments that we will be required to account for as equity investments similar to the investments we have made in the past.

Income Taxes. The effective tax rate was a provision of 6.8% for fiscal 2006, compared to a provision of 39.1% and 0.5% for fiscal 2004 and 2005, respectively. The change in the effective rate in 2006 is primarily a result of an increase in the valuation allowance of $12.1 million for our deferred tax assets and changes in prior year tax benefits due to statute of limitations issues. The decrease in the effective rate in 2005 is primarily a result of the goodwill impairment charges recognized in 2005, a substantial portion of which was non-deductible goodwill, and the establishment of a valuation allowance of $88.5 million for our deferred tax assets, a portion of which relates to net operating loss carryforwards that our management determined may not be realized through reversal of temporary differences, tax strategies and future taxable income. As a result of the establishment of the valuation allowance on our net deferred tax assets, including net operating loss carryforwards, we expect our effective tax rate will be lower in future periods to the extent we are profitable, due to the potential reversal of the valuation allowance. Likewise, if we continue to report net losses before income taxes, we may be required to increase our valuation allowance in future periods and we will not be able to recognize tax benefits in our statement of operations related to future losses. Therefore, we are unable to predict with certainty whether our effective tax rate in the near term will be reflective of our historical pattern.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, new store investment, and remodeling and relocating existing stores. We fund our capital needs primarily by cash flow from operations and, as necessary, borrowings under the revolving portion of our senior secured credit facility. For fiscal 2006, net cash used in operating activities was $9.8 million, resulting in an increased use of borrowings under our credit facility to fund our capital needs.

On March 8, 2007, we entered into a new $900 million senior secured credit facility, or the March 2007 Credit Facility. The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility that we entered into in April 2005 in connection with our acquisition of Hollywood, or the April 2005 Credit Facility.

At December 31, 2006, we had cash and cash equivalents of $33.0 million and $36.0 million in available borrowings under the April 2005 Credit Facility.

Prior to the refinancing, our projected operating results indicated we would fail the financial covenant tests contained in the April 2005 Credit Facility, effective as of April 1, 2007. If such a breach of the financial covenants contained in the April 2005 Credit Facility had taken place, one or more events of default, including cross-defaults between multiple components of our indebtedness, could have resulted. Such an event of default would have permitted our creditors to declare all amounts owing to be immediately due and payable. However, because we executed the March 2007 refinancing prior to the filing of this Form 10-K, and because the financial covenants, which we describe below, contained in the March 2007 Credit Facility are significantly less restrictive than those contained in the April 2005 Credit Facility, pursuant to SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," we classified all amounts outstanding under the April 2005 Credit Facility, less the current portion, as non-current liabilities as of December 31, 2006. We currently expect to classify outstanding borrowings under the March 2007 Credit Facility, less the current portion, as long-term debt for the remainder of fiscal 2007.

We will continue to explore various alternative strategies to reduce our outstanding indebtedness, including, among other things, raising additional equity, sale/leaseback transactions, and subleasing and restructuring leases at our stores. We cannot assure you that any of these actions will be successful.

We believe that cash flow available from operations and borrowings under the March 2007 Credit Facility will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service, for fiscal 2007.

Credit Facility

The March 2007 Credit Facility consists of:

 - A $100 million revolving credit facility, which we refer to as the revolver;

 -  A $25 million first lien synthetic letter of credit facility;

 -  A $600 million first lien term loan; and

 -  A $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the first lien facilities.

We did not incur any incremental indebtedness as a part of the refinancing, except to pay fees and expenses associated with the refinancing. The following table summarizes (in millions) the sources and uses of funds in connection with the refinancing of the April 2005 Credit Facility with the March 2007 Credit
Facility:

Sources                               Uses
Revolver                $      0.0    Existing Bank Debt (1)  $       754.9
Cash on Hand                  18.7    Fees and Expenses                23.2
First Lien Term Loan         600.0    Accrued Interest and
Second Lien Term Loan        175.0    Fees                             15.6
                        ----------                            -------------
Total Sources           $    793.7    Total Uses              $       793.7


(1) Consists of $66.8 million of Term Loan A borrowings and $688.1 million of Term Loan B borrowings under the April 2005 Credit Facility.

In the first quarter of fiscal 2007, we will account for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and at that time we will recognize a debt extinguishment charge of approximately $18.0 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility.

Borrowings under the first lien term loan and the revolver bear interest at a rate equal to LIBOR plus 3.50%, or 8.84%, and LIBOR plus 2.50%, or 7.84%, respectively, as of March 8, 2007. After we deliver our financial statements for the quarter ended September 30, 2007, the revolver will bear interest at a rate equal to LIBOR plus a margin determined by reference to our secured leverage ratio. Additionally, we are required to pay a commitment fee equal to a percentage of the average amounts that are undrawn under the revolver, also determined by reference to our secured leverage ratio. The LIBOR margin and commitment fees for the revolver are set forth below:

Secured Leverage Ratio                  LIBOR Margin   Commitment Fee
----------------------                  ------------   --------------
Equal to or greater than 2.50               2.50%           0.50%
Less than 2.50                              2.25%          0.375%

Borrowings under the revolver cannot cause the ratio of the value of our inventory to total revolver usage to be less than 3.00 to 1.00 (or, in the event we are not meeting the financial covenants described below, 3.50 to 1.00.)

The second lien term loan bears interest at a rate of LIBOR plus 6.50%, or 11.84% as of March 8, 2007. The second lien term loan includes an option, which we refer to as the PIK option, for us to defer interest on all or 50% of the second lien term loan and instead pay interest in-kind by increasing the principal amount of the second lien term loan by up to $25 million. For any period during which we elect to pay interest in-kind, the interest rate applicable to that portion of the second lien term loan subject to the PIK option will increase by 0.75%.

The maturity date of the first lien facilities is March 8, 2012. However, if we do not refinance the Senior Notes by October 31, 2011, then the maturity date of the first lien facilities is shortened to January 15, 2012.

The maturity date of the second lien term loan is September 8, 2012. However, if we do not refinance the Senior Notes by October 31, 2011, then the maturity date of the second lien term loan is shortened to January 15, 2012.

The first lien facilities require us to meet certain financial covenants, including a secured leverage test, a total leverage test and an interest coverage test. Each of these covenants is calculated based on trailing four quarter results using specific definitions that are contained in the first lien credit agreement. In general terms,

 - the secured leverage test is a measurement of secured leverage, which includes indebtedness under the first lien facilities, the second lien term loan, amounts drawn under letters of credit and any other secured indebtedness relative to operating cash flow;

 - the leverage test is a measurement of total leverage, or all of our indebtedness, including our Senior Notes, and amounts drawn under letters of credit, relative to operating cash flow; and

 - the interest coverage ratio is a measurement of operating cash flow relative to interest expense.

The covenant levels under the March 2007 Credit Facility are as follows:

             Secured Leverage                       Interest Coverage
                   Ratio         Leverage Ratio           Ratio
             ----------------    --------------     -----------------
2007                4.75              6.75                 1.40
2008                4.25              6.25                 1.50
2009                3.75              5.50                 1.60
2010                3.00              4.75                 1.75
Thereafter          2.50              4.00                 2.00

The second lien credit facility contains no financial covenants.

The March 2007 Credit Facility also imposes certain other restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; acquire or sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and place restrictions on the ability of subsidiaries to make distributions. These restrictions in the first lien credit facility are substantially identical to the restrictions in the second lien credit facility.

The first lien term loan requires annual prepayments equal to 1% of the original principal balance. In addition to the regularly scheduled prepayments, the first lien credit agreement, subject to certain exceptions, also requires us to make mandatory prepayments in an amount equal to:

 - 75% of any excess cash flow, which generally represents the amount of cash generated by us but not used towards operations and debt service (and subject to step-downs in this percentage based upon the then current secured leverage ratio);

 - 100% of the net proceeds from any asset sales, subject to certain exceptions for reinvested proceeds;

 - 100% of any insurance proceeds, subject to certain exceptions for reinvested proceeds; and

 - 50% of the net proceeds from any issuances of equity (subject to exceptions for (i) up to $75 million of proceeds from issuances of equity used to redeem our Senior Notes and (ii) proceeds of equity issuances to finance certain permitted acquisitions).

The March 2007 Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries. It is also secured by (i) in the case of the first lien credit facility, first priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries (ii) in the case of the second lien credit facility, second priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), second priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries.

11% Senior Notes due 2012

In connection with the Hollywood acquisition, we issued $325.0 million aggregate principal amount of the Senior Notes. The indenture governing the Senior Notes imposes certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidations; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and make distributions from subsidiaries.

Interest Rate Hedges

The March 2007 Credit Facility requires that no later than 90 days subsequent to entering the March 2007 Credit Facility, 50% of our total outstanding debt is to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

Our April 2005 Credit Facility required that for a period of two years subsequent to entering into the April 2005 Credit Facility, a portion of our floating-rate debt was to be converted to fixed-rate debt. In fiscal 2005 we entered into two, two-year floating-to-fixed interest rate swaps for a total amount of $280.0 million. Under the terms of both of the swap agreements, we paid fixed interest on the $280.0 million at a rate of 4.06% and received floating interest based on the three-month LIBOR. The scheduled termination date for both of these swaps was June 29, 2007. On October 20, 2006, we settled both of these interest rate swaps (prior to their scheduled termination dates) and received $2.5 million in cash.

On October 20, 2006, we entered into a new floating-to-fixed interest rate swap for an amount of $140.0 million. Under the terms of the new swap agreement, we will pay fixed interest on the $140.0 million at a rate of 5.41% and receive floating interest based on the three-month LIBOR. The termination date for the new swap agreement is April 30, 2007.

Also on October 20, 2006, we entered into a new 5.50% interest rate cap agreement for an amount of $140.0 million. Under the terms of the new cap agreement, we will pay floating rate interest up to a maximum of 5.50% and receive floating rate interest based on the three-month LIBOR. The termination date for the new 5.50% cap agreement is April 27, 2007.

Contractual Obligations.

The following table discloses our contractual obligations and commercial commitments as of December 31, 2006. We have presented this information based on the recorded amounts contained in our December 31, 2006 consolidated balance sheet consistent with the requirements under SFAS No. 47, "Disclosure of Long-Term Obligations," or SFAS No. 47, absent consideration of the subsequent refinancing of the April 2005 Credit Facility on March 8, 2007 except with regard to the current maturities in year one which reflect the current portion of long term debt under our March 2007 Credit Facility.

Contractual                                 	    2-3         4-5   More than
Obligations          	       Total     1 Year     Years      Years   5 Years
---------------    	     ---------- --------  --------  ---------- --------
Principal Payments
 April 2005 Credit Facility $   769,881 $  4,500  $ 53,000  $  712,381 $      -
 Senior Notes                   325,450        -         -         450  325,000
 Capital Leases                      80       80         -           -        -
Interest
 April 2005 Credit Facility(1)  316,628   81,399   157,327      77,902        -
 Senior Notes                   190,851   35,793    71,587      71,554   11,917
 Capital Leases                       1        1         -           -        -
Operating Leases              1,478,182  376,012   557,087     329,453  215,630
                            ----------- --------  --------  ---------- --------
Total                       $ 3,081,073 $497,785  $839,001  $1,191,740 $552,547
                            ----------- --------  --------  ---------- --------

(1) Interest rates based on current LIBOR rates as of December 31, 2006, including margin, of 10.37% for Term Loan A and the 2005 Revolver, and 10.62% for Term Loan B under our old April 2005 Credit Facility. We have assumed these interest rates would stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

The following supplemental pro-forma table is provided to show our contractual obligations and commercial commitments for the succeeding five years from December 31, 2006, taking into consideration the refinancing of our April 2005 Credit Facility with our new March 2007 Credit Facility on March 8, 2007. We believe that this presentation provides an enhanced understanding of our future liquidity requirements.

Contractual                                 	  2-3       4-5     More than
Obligations          	    Total     1 Year     Years     Years     5 Years
---------------    	----------  --------  --------  --------   ----------
Principal Payments
March 2007 Credit Facility
   First lien term loan $  600,000  $  4,500  $ 12,000  $ 12,000   $  571,500
   Second lien term loan   175,000         -         -         -      175,000
   2007 Revolver            	   -       -         -         -            -
Senior Notes               325,450         -         -       450      325,000
Capital leases                  80        80         -         -            -
Interest
  First lien term loan (2) 259,623    43,178   104,356   102,235        9,854
  Second lien term loan (2)114,188    16,906    41,440    41,440       14,402
  April 2005 Credit
   Facility (3)             15,856    15,856         -         -            -
  Hedge agreement               27        27         -         -            -
  Senior Notes             190,851    35,793    71,587    71,554       11,917
  Capital leases                 1         1         -         -            -
Operating leases         1,478,182   376,012   557,087   329,453      215,630
                        ----------  --------  --------  --------   ----------
Total                   $3,159,259  $492,353  $786,470  $557,132   $1,323,303
                        ----------  --------  --------  --------   ----------

(2) Interest rates based on current LIBOR rates plus margin. As of March 8, 2007, the first lien term loan and second lien term loan rates are 8.84% and 11.84%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

(3) Represents accrued interest through March 8, 2007 on the April 2005 Credit Facility before it was refinanced by the March 2007 Credit Facility.

Statement of Cash Flow Data

                                                Fiscal Year Ended
                                         -----------------------------------
                                         January 2,   January 1, December 31,
                                           2005         2006        2006
                                         ---------    ---------  -----------
                                                  ($ in thousands)
Statements of Cash Flow Data:
Net cash provided by (used in)
 operating activities                   $  89,873   $   132,135  $    (9,779)
Net cash used in investing activities     (59,469)   (1,151,212)     (14,912)
Net cash (used in) provided by
 financing activities                     (45,353)    1,127,851      (77,765)


Operating Activities

The decrease in net cash provided by operating activities for fiscal 2006 compared to 2005 was primarily due to an increase in the use of cash for accounts payable and interest, changes in accrued liabilities and the change in accounting for extended viewing fees, offset by increased cash provided by operations, excluding changes in working capital, from our Hollywood segment, which we operated for approximately 36 weeks in fiscal 2005 compared to the full fiscal year 2006. During fiscal 2006, we used $149.9 million of cash toward payment of our accounts payable balances. This was driven by credit restrictions on the part of certain vendors.

The increase in net cash provided by operating activities for fiscal 2005 compared to 2004 was primarily due to the acquisition of Hollywood, offset by an increase in cash paid for interest.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For fiscal 2006, our net cash used in investing activities was $14.9 million, which included 123 new store builds. For fiscal 2005, our net cash used in investing activities was $1.2 billion, which included the purchases of Hollywood and VHQ Entertainment and 288 new store builds. For fiscal 2004, our net cash used in investing activities was $59.5 million, which included 314 new store builds and 74 stores acquired.

Capital expenditure requirements for fiscal 2007 are estimated at $38 million to fund a limited number of store openings, maintenance on our existing store base, and strategic investments. This estimate does not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition may occur in fiscal 2007; however, a purchase price has yet to be negotiated.

Financing Activities

Net cash flow related to financing activities for fiscal 2006 was a use of cash of $77.8 million, which included an excess cash flow payment of $56.9 million made in the first quarter of fiscal 2006. Additionally, on March 15, 2006, we paid lender fees of $5.5 million to complete the second amendment to the April 2005 Credit Facility. Net cash flow related to financing activities for fiscal 2005 was a source of cash of $1.1 billion, which included borrowings under the April 2005 Credit Facility and the proceeds from the sale of the Senior Notes used to fund the Hollywood acquisition. Net cash flow related to financing activities for fiscal 2004 was a use of cash of $45.4 million, which included $47.4 million to repurchase common stock and $3.9 million for payment of dividends, offset by $5.5 million of proceeds from the exercise of stock options.

At December 31, 2006, we had a working capital deficit of $28.8 million. This is primarily due to the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States, because it is a depreciable asset and a portion of this asset is not reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

Off-Balance Sheet Arrangements


As of December 31, 2006, we have derivative financial instruments, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended." See Note 8, "Long Term Obligations" in our accompanying consolidated financial statements.

We have no other off balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, "Accounting Policies" in our accompanying consolidated financial statements. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. We believe our most critical accounting estimates include our policies with respect to rental inventory amortization, impairment of long-lived assets and intangible assets, including goodwill, estimating the fair value of acquired assets and assumed liabilities in purchase accounting, and determining the need for valuation allowances for deferred tax assets.

Rental Inventory

A major component of our cost structure is the amortization of our rental inventory. Rental inventory is amortized to an estimated residual value over an estimated useful life of up to two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is based on historical customer demand patterns from "street date" (the date studios release various titles for distribution to our stores) through the end of the average useful life. In order to determine the appropriate useful lives and residual values, we consider the actual historical performance trends of our rental inventory and expectations of future trends and patterns. We develop our estimates of amortization rates and useful lives to approximate the pattern of rental revenue and sales of previously viewed items in our rental inventory. Our established residual values are based on an evaluation of the selling prices we expect to realize from our customers on used inventory as well as the residual values established by competitors in our industry. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue-sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue-sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. Effective April 4, 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00, due to continued declines in the market value of VHS product. In fiscal 2006, we stopped purchasing VHS product. We also reduced to zero the remaining salvage value of VHS inventory and recorded a corresponding charge which was immaterial to our consolidated financial statements. We believe our updated estimated useful lives and residual values are appropriately matched to our current rental business and are consistent with industry trends. However, should rental patterns of consumers change or should market values of previously viewed inventory continue to decline due to the anticipated transition to high definition DVD movies and the recent release of new video game formats, this could necessitate revisions to our current rental amortization rates, further revisions to our estimated residual values or a combination of both courses of action. We believe that any acceleration in the rental amortization rates would not have a long-lasting impact, as the majority of our current rental purchases are substantially depreciated within the first two to three months after "street date" under our existing estimates. In the past, we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies and games. However, we cannot assure you that we will be able to fully anticipate the impact of ongoing or future format transitions and we could incur losses on sales of previously viewed movies in the future. As of January 1, 2006 and December 31, 2006, we had $371.6 million and $340.0 million, respectively, in rental inventory on our balance sheet. As of December 31, 2006, the net book value of our VHS rental inventory was completely written off.

Long-Lived Assets

We assess the fair value and recoverability of our long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. In order to do this, we make assumptions and estimates regarding the amount and timing of future cash flows. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value over their fair values. If we do not meet our operating forecasts, which could result in decreases to the undiscounted cash flows we use to determine whether impairment exists and then to measure the amount of any resulting impairment, we may have to record impairment charges in the future.

Intangible Assets

We test goodwill for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. With the acquisition of Hollywood, the reporting units for Movie Gallery are as follows: Movie Gallery, Hollywood Video and Game Crazy.
These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We recorded goodwill impairment charges in fiscal 2005 in the amount of $522.9 million. As of December 31, 2006, we have $115.6 million in goodwill on our balance sheet, which primarily relates to our Hollywood Video reporting unit. The amount of the goodwill impairment charge we recognized in 2005 for the Hollywood Video reporting unit represented our best estimate of the charge based on the information available to us as of the date of our consolidated financial statements. Although we completed the purchase price allocation in 2006, we may need to make further adjustments to goodwill upon resolution of certain acquired income tax contingencies (see discussion of deferred tax assets related to acquired assets and carryover tax attributes, below). See
Note 6, "Impairment of Goodwill and Other Long-Lived Assets," in our accompanying consolidated financial statements for additional information on goodwill and other intangible asset impairment charges.

We estimate the fair value of assets and liabilities of acquired businesses based on historical experience and available information at the acquisition date. We engage independent valuation specialists to assist when necessary.
If information becomes available subsequent to the acquisition date that would materially impact the valuation of assets acquired or liabilities assumed in business combinations, we may be required to adjust the purchase price allocation in periods following the acquisition.
We treated the acquisition of Hollywood as a purchase business combination for accounting purposes, and as such, Hollywood's assets acquired and liabilities assumed have been recorded at their fair value as determined based, in part, on a valuation report performed by an independent valuation specialist. The purchase price for the Hollywood acquisition, including transaction costs, was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is final for all items except deferred income taxes and we expect further adjustments may be required during fiscal 2007 as we complete our analysis of the acquired tax basis of certain assets and carryover tax attributes of Hollywood.

Deferred Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we conclude that it is more likely than not that all or a portion of deferred tax assets will not be realized through reversals of existing taxable temporary differences, carrybacks to prior years with taxable income, tax planning strategies, or offset to future tax expense attributable to taxable income in future periods. As a result of this review, in prior years we established a valuation allowance against our deferred tax assets related to net operating loss carryforwards that we acquired in the 2001 acquisition of Video Update. In 2005, we established an additional valuation allowance related to net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized. In 2006, we established an additional valuation allowance for the same reasons. In forming our conclusion about the future recoverability of the net operating losses and tax credits, we considered, among other things, the applicable provisions of the federal income tax code, which place certain limitations on the deductibility of acquired net operating loss carryforwards and tax credit carryforwards, as well as other limitations that may apply to the future deductibility of these net operating losses and tax credits. We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, Internal Revenue Service, or the IRS, interpretive guidance and judicial rulings. If facts and circumstances in the future should warrant elimination or reduction of our valuation allowance related to these net operating losses and tax credits, our effective income tax rate, which was 39.1%, 0.5% and 6.8% for fiscal 2004, 2005 and 2006, respectively, could be substantially lower than the statutory federal income tax rate. Likewise, if our future operating results are not consistent with our expectations, or changes in tax law have adverse consequences on us, we may be required to further increase our valuation allowance in future periods. Any such changes could cause our effective tax rate to differ materially from historical trends.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our 2001 acquisition of Video Update. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to the federal tax provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. If our estimates of the amount of net operating loss and tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary. Depending on the circumstances, some of these revisions may have an impact on our future income tax expense, while other revisions may be charged or credited to goodwill.

There is a reasonable possibility that an exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential exposure is between $3.2 million and $46 million on a tax effected basis. Pursuant to the provisions of EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," any adjustments to deferred tax assets recorded at the date of acquisition, due to resolution of this uncertainty (which may not occur for many years), will be recorded as an adjustment to increase or decrease goodwill, regardless of the time that has elapsed since the acquisition date. The effect of a decrease in tax reserves and related valuation allowance established in purchase accounting will be applied (1) first to reduce to zero any goodwill related to the acquisition,
(2) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (3) third, to reduce income tax expense.

As part of our accounting for business combinations, some of the purchase price of Hollywood was allocated to goodwill and intangible assets. A portion of any future impairment charges associated with goodwill will not be tax deductible and will result in an increased income tax expense in the quarter the impairment is recorded. The remainder will be allocated to tax deductible goodwill acquired in the Hollywood acquisition. To the extent any future impairment charges are attributed to tax deductible goodwill, we would record deferred tax benefits or reduce deferred tax liabilities, and this portion would not have an impact on our income tax expense or effective tax rate. Amortization expense associated with separately identified, finite-lived intangible assets, such as the Game Crazy trademark, is likewise not tax deductible, but the tax effects of any future impairment charges or amortization associated with these assets would be offset by deferred taxes created in purchase accounting, and therefore, will not affect our income tax expense or effective tax rate going forward.
In the fourth quarter of 2003 Hollywood applied for a change in accounting method with the IRS to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. Permission was granted for the change in accounting method to accelerate the deduction of store pre-opening supplies. The application for the accelerated deduction of DVD and VHS movies and video games is still under review by the IRS.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4," or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, or ARB 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for fiscal years beginning after September 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," or SFAS No. 154. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," or EITF 04-13. The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period,' or FSP FAS 13-1. FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on our consolidated financial statements.

On March 28, 2006, the FASB issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)," or EITF 06-3, which clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. Presently, we record revenues net of applicable sales taxes collected from customers. We are in the process of evaluating the effect of EITF 06-3 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for us for fiscal years beginning
after January 1, 2007.   We are in the process of evaluating the effect of SFAS
No. 157 on our financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108. SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for fiscal years beginning after
January 1, 2007.   We are in the process of evaluating the effect of SFAS No.
159 on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally to hedge against fluctuations in variable interest rates on our short-term and long-term debt.

Interest payable on the March 2007 Credit Facility, which we entered into on March 8, 2007, is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by the March 2007 Credit Facility, we will enter into hedge agreements to convert a portion of our variable rate debt to a fixed rate of interest. If variable base rates were to increase 1% from the three-month LIBOR at March 8, 2007, our interest expense on an annual basis would increase by approximately $3.5 million on the non-hedged principal, based on both the outstanding balance on the March 2007 Credit Facility as of March 8, 2007 and the March 2007 Credit Facility's mandatory principal payment schedule.

We are exposed to foreign exchange risks associated with our Canadian operations. Historically, Canadian exchange rates have been relatively stable, and we believe the impact of fluctuations in the currency exchange rates will be immaterial to our financial position and results of operations. Based on fiscal 2006 results, a hypothetical 10% change in the Canadian exchange rate would not have a significant effect on either our consolidated financial position or results of operations.

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

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

As of December 31, 2006, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2006:

Ineffective controls over lease accounting. The Company's process related to identifying, understanding, and properly accounting for lease terms that have an accounting impact did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. The material weakness stems from the aggregation of control deficiencies related to the identification of non-standard lease terms, insufficient knowledge of GAAP accounting for leases, and an inadequate process in place to review and identify all terms included in leases that impact the accounting for leases. The material weakness resulted in us making adjustments to property, furnishings, and equipment, asset retirement obligations, deferred rent, depreciation and amortization expense, rent expense, and store closure reserve accounts in both our annual and interim financial statements for the fiscal year ended December 31, 2006.

As a result of the material weakness described above, management has concluded that, as of December 31, 2006, our system of internal control over financial reporting was not effective based on the COSO criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, and their attestation report appears below.

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

Management plans to put controls in place to ensure proper accounting for lease issues during fiscal 2007 in order to remediate the material weakness noted as of December 31, 2006.

Remediation of Material Weaknesses

As previously reported, there were four material weaknesses in our internal control over financial reporting as of January 1, 2006. The remediation of these material weaknesses during fiscal 2006 is described as follows:

Ineffective review of account analyses and reconciliations. Management enhanced control activities and monitoring controls surrounding account reconciliations. A systematic methodology for performing account reconciliations was put in place. Additional qualified financial reporting personnel were hired and trained, and turnover was reduced. Management has determined that this material weakness was remediated.

Ineffective communication of accounting policy for capitalizing costs and lack of effective review process. Management implemented improved policies and control activities governing fixed asset additions which remediated the material weakness surrounding improper capitalization of costs into fixed assets.

Inaccurate or lack of timely updating of accounting inputs for key estimates and assumptions. Management enhanced control activities and monitoring controls surrounding the use of assumptions and estimates in accounts. A systematic methodology for documenting and reviewing assumptions was implemented, thereby remediating this material weakness.

Ineffective procurement and receiving processes. Improved information collection procedures and standardization and enhancement of control activities pertaining to procurement and receiving processes were implemented as a result of consolidating substantially all of the procurement functions to our corporate facilities in Wilsonville, Oregon during fiscal 2006. Management has determined that this material weakness was remediated.

Changes in Internal Control over Financial Reporting

As described in the preceding section, management implemented changes in internal control in 2006 to correct the material weaknesses as of January 1, 2006, described above, and substantially completed the consolidation of our accounting and finance operations to our Wilsonville, Oregon support center.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting", that Movie Gallery, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment and described below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2006:

Ineffective controls over lease accounting. The Company's process related to identifying, understanding, and properly accounting for lease terms that have an accounting impact did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. The material weakness stems from the aggregation of control deficiencies related to the identification of non-standard lease terms, insufficient knowledge of GAAP accounting for leases, and an inadequate process in place to review and identify all terms included in leases that impact the accounting for leases.

The material weakness resulted in the Company making adjustments to its property, furnishings, and equipment, asset retirement obligations, deferred rent, depreciation and amortization expense, rent expense, and store closure reserve accounts in both its annual and interim financial statements for the fiscal year ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the Company's 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

In our opinion, management's assessment that Movie Gallery, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Movie Gallery, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

                                              /s/ Ernst & Young LLP

Portland, Oregon
March 15, 2007


ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information regarding directors and executive officers set forth in Part 1, Item 1 of this Annual Report on Form 10-K under the heading "Directors and Executive Officers") appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required by this Item in regards to a Code of Business Conduct and Ethics appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders under the heading "Code of Ethics" and is incorporated herein by reference.

The information required by this Item in regards to an "audit committee financial expert" appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders under the heading "Audit Committee" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item appears in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listed below are all financial statements, notes, schedules and exhibits filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006:

(1)  FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Registered Public Accounting Firm dated March 15, 2007, are filed herewith:

Consolidated Balance Sheets as of January 1, 2006 and December 31, 2006

Consolidated Statements of Operations for the fiscal years ended January 2, 2005, January 1, 2006, and December 31, 2006

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended January 2, 2005, January 1, 2006, and December 31, 2006

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, January 1, 2006, and December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm


(2)  FINANCIAL SCHEDULES

All financial schedules are omitted, as the required information is inapplicable or the information is presented in the respective Consolidated Financial Statements or related notes.

(3)  EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:


EXHIBIT TABLE

3.1	Certificate of Incorporation of Movie Gallery, Inc. (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of
        Movie Gallery, Inc. dated June 6, 1996. (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation of
        Movie Gallery, Inc. dated July 1, 1999. (2)

3.1.3 Certificate of Amendment of Certificate of Incorporation of Movie Gallery, Inc. dated March 27, 2003. (3)

3.2     Amended and Restated Bylaws of Movie Gallery, Inc. (3)

4.1     Specimen Common Stock Certificate. (4)

10.1    Form of Indemnity Agreement. (1)

10.2    Employment Agreement between M.G.A., Inc. and Joe Thomas
        Malugen. (1)

10.2.1 First Amendment to Employment Contract between M.G.A., Inc. and J.T. Malugen, dated April 3, 2000. (5)

10.3	Executive Employment Agreement between M.G.A., Inc. and S. Page
        Todd, dated November 14, 1997. (6)

10.4	Executive Employment Agreement between M.G.A., Inc. and Jeffrey
        S. Stubbs, dated November 30, 1999. (7)

10.5 Executive Employment Agreement between Hollywood Entertainment Corporation and Timothy A. Winner, dated July 11, 2006. (8)

10.6 Executive Employment Agreement between Movie Gallery US, LLC and Mark S. Loyd, dated July 18, 2006. (9)

10.7 Executive Employment Agreement between Movie Gallery US, LLC and Keith A. Cousins, dated August 23, 2006. (10)

10.8    Movie Gallery, Inc. 2003 Stock Plan, effective June 11, 2003. (11)

10.8.1 Amendment to the Movie Gallery, Inc. 2003 Stock Plan, dated August 20, 2003. (11)

10.8.2 Second Amendment to the Movie Gallery, Inc. 2003 Stock Plan, dated June 10, 2005. (12)

10.9    Movie Gallery, Inc. 1994 Stock Plan. (13)

10.9.1 Amendment to the Movie Gallery, Inc. 1994 Stock Plan, dated June 13, 2000. (14)

10.9.2 Amendment to the Movie Gallery, Inc. 1994 Stock Plan, dated September 12, 2002. (15)

10.9.3  Amendment to the Movie Gallery, Inc. 1994 Stock Plan, dated
        June 11, 2003.

10.10	Indenture, dated April 27, 2005, by and among Movie Gallery,
        Inc., the Guarantors named therein and SunTrust Bank, as Trustee. (16)

10.11	First Lien Credit and Guaranty Agreement, dated March 8, 2007, by and among Movie Gallery, Inc., certain Subsidiaries of Movie Gallery, Inc. as Guarantors, the several banks and other financial institutions from time to time parties to the Credit Agreement as Lenders, including Goldman Sachs Credit Partners L.P. as Lead Arranger, Syndication Agent and Administrative Agent, and Wachovia Bank, National Association as Collateral Agent and Documentation Agent. (17)

10.12 Second Lien Credit and Guaranty Agreement, dated March 8, 2007, by and among Movie Gallery, Inc., certain Subsidiaries of Movie Gallery, Inc. as Guarantors, the several banks and other financial institutions from time to time parties to the Credit Agreement as Lenders, including Goldman Sachs Credit Partners L.P. as Lead Arranger and Syndication Agent, CapitalSource Finance LLC as Administrative Agent and Collateral Agent. (18)

10.13   Summary of Non-Employee Director Compensation. (19)

10.14 Form of Employee Restricted Stock Purchase Agreement (service-based vesting for employees). (20)

10.15   Form of Non-Employee Director Restricted Stock Purchase
        Agreement (for non-employee directors). (21)

10.16 Form of Employee Restricted Stock Purchase Agreement (one-year performance based on vesting for employees). (22)

10.17 Form of Employee Restricted Stock Purchase Agreement (two-year performance based vesting for employees). (23)

10.18 Offer Letter, dated February 2, 2004, between the Company and Thomas D. Johnson, Jr. (24)

10.19   Movie Gallery, Inc. Performance Bonus Plan. (25)

14	Amended and Restated Movie Gallery, Inc. Code of Business
        Conduct and Ethics. (26)

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-
        14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to  Rule 13a-
        14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-
        14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-
        14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

-------------------------------------------------------------------------------

(1) Previously filed on June 10, 1994, as an exhibit to the Company's Registration Statement on Form S-1 (File No. 033-80120), and incorporated herein by reference.

(2) Previously filed on August 17, 1999, as exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended July
4, 1999 (File No. 000-24548), and incorporated herein by reference.

(3) Previously filed on April 7, 2003, as exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended January
5, 2003, and incorporated herein by reference.

(4) Previously filed on August 1, 1994, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 033-80120), and incorporated herein by reference.

(5) Previously filed on May 17, 2000, as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 (File No. 000-24548), and incorporated herein by reference.

(6) Previously filed on April 6, 1998, as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1998 (File No. 000-24548), and incorporated herein by reference.

(7) Previously filed on April 2, 2001, as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, (File No. 000-24548) and incorporated herein by reference.

(8) Previously filed on July 20, 2006, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(9) Previously filed on July 20, 2006, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(10) Previously filed on March 14, 2007, as Exhibit 10.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, and incorporated herein by reference.

(11) Previously filed on September 29, 2003, as Exhibit 4.4 to the Company's Registration Statement on Form S-8, and incorporated herein by reference.

(12) Previously filed on July 27, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K/A, and incorporated herein by reference.

(13) Previously filed on April 7, 1997, as Exhibit 10.1 to the Company's Annual Report on Form 10-K (File No. 000-24548), and incorporated herein by reference.

(14) Previously filed on April 7, 2003, as Exhibit 10.1.1 to the Company's Annual Report on Form 10-K, and incorporated herein by reference.

(15) Previously filed on November 20, 2002, as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, and incorporated herein by reference.

(16) Previously filed on April 29, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(17) Previously filed on March 14, 2007, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(18) Previously filed on March 14, 2007, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(19) Previously filed on June 15, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(20) Previously filed on October 21, 2005, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(21) Previously filed on October 21, 2005, as Exhibit 10.2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(22) Previously filed on October 21, 2005, as Exhibit 10.3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(23) Previously filed on October 21, 2005, as Exhibit 10.4 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(24) Previously filed on March 24, 2006 as Exhibit 10.15 to the Company's Annual Report on Form 10-K, and incorporated herein by reference.

(25) Previously filed on June 14, 2006, as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

(26) Previously filed on August 3, 2005, as Exhibit 14 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date:  March 16, 2007            /s/ J.T. Malugen
                                 ----------------------------
                                 J.T. Malugen
                                 Chairman of the Board, President
                                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                Date
---------------------      --------------------------------      --------------
/s/ J.T. Malugen           Chairman of the Board, President      March 16, 2007
----------------           and Chief Executive Officer
J.T. Malugen               (Principal Executive Officer)

/s/ Harrison Parrish       Vice Chairman of the Board            March 16, 2007
--------------------
H. Harrison Parrish

/s/ William B. Snow        Director                              March 16, 2007
-------------------
William B. Snow

/s/ John J. Jump           Director                              March 16, 2007
----------------
John J. Jump

/s/ James C. Lockwood      Director                              March 16, 2007
---------------------
James C. Lockwood

/s/ Thomas D. Johnson Jr.  Executive Vice President and          March 16, 2007
-------------------------  Chief Financial Officer
Thomas D. Johnson Jr.      (Principal Financial and
                            Accounting Officer)



FINANCIAL STATEMENTS

                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share amounts)

                                             -------------------------
                                              January 1,   December 31,
                                                 2006          2006
                                             -----------   -----------

Assets
Current assets:
 Cash and cash equivalents                   $   135,238   $    32,953
 Merchandise inventory, net                      136,450       140,614
 Prepaid expenses                                 41,393        45,324
 Store supplies and other                         24,194        20,211
 Deferred income taxes			               -           209
                                             -----------   -----------
Total current assets                             337,275       239,311

Rental inventory, net                            371,565       339,981
Property, furnishings and equipment, net         332,218       242,935
Goodwill                                         118,404       115,569
Other intangibles, net                           184,671       181,912
Deposits and other assets                         40,995        33,569
                                             -----------   -----------
Total assets                                 $ 1,385,128   $ 1,153,277
                                             ===========   ===========
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $    78,146   $     4,580
 Current maturities of financing obligations       4,492             -
 Accounts payable                                236,989        86,380
 Accrued liabilities                              88,460        80,432
 Accrued payroll                                  38,624        47,896
 Accrued interest                                  7,220         6,774
 Deferred revenue                                 39,200        42,055
                                             -----------    ----------
Total current liabilities                        493,131       268,117

Long-term obligations, less current portion    1,083,083     1,087,875
Other accrued liabilities                         21,662        33,716
Deferred income taxes                                 70             -
					     -----------    ----------
					       1,597,946     1,389,708
					     -----------    ----------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                        -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,686 and 31,840
 shares issued and outstanding, respectively          32            32
Additional paid-in capital                       199,151       197,961
Unearned compensation                             (4,128)            -
Accumulated deficit                             (417,882)     (443,602)
Accumulated other comprehensive income            10,009         9,178
                                             -----------   -----------
Total stockholders' deficit                     (212,818)     (236,431)
                                             -----------   -----------
Total liabilities and stockholders' deficit  $ 1,385,128   $ 1,153,277
                                             ===========   ===========

The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                      Consolidated Statements of Operations
                     (in thousands, except per share amounts)


                                                Fiscal Year Ended
                                        ------------------------------------
                                        January 2,   January 1,  December 31,
                                           2005         2006         2006
                                        ----------   ----------  -----------
Revenue:
  Rentals                                $ 729,167   $1,630,058   $2,030,251
  Product sales                             62,010      357,269      511,682
                                         ---------   ----------   ----------
Total revenue                              791,177    1,987,327    2,541,933

Cost of sales:
  Cost of rental revenue                   208,160      502,873      626,918
  Cost of product sales                     41,942      271,900      384,933
                                         ---------    ---------   ----------
Gross profit                               541,075    1,212,554    1,530,082


Operating costs and expenses:
 Store operating expenses                  395,425    1,027,119    1,250,799
 General and administrative                 55,475      130,059      180,153
 Amortization of intangibles                 2,601        3,865        2,838
 Impairment of goodwill                          -      522,950            -
 Impairment of other intangibles                 -        4,940            -
 Other income					 -	      -		 (43)
                                         ---------     --------   ----------
Operating income (loss)                     87,574     (476,379)      96,335

Non-operating expenses:
  Interest expense, net                       (624)     (68,529)    (120,410)
  Write-off of bridge
   financing costs                               -       (4,234)           -
  Equity in losses of
   unconsolidated entities                  (5,746)        (806)           -
                                         ---------     --------   ----------
Income (loss) before income
 taxes                                      81,204     (549,948)     (24,075)
Income taxes                                31,716        2,792        1,645
                                         ---------   ----------   ----------
Net income (loss)                        $  49,488   $ (552,740)  $  (25,720)
                                         =========   ==========   ==========

Net income (loss) per share:
   Basic                                 $    1.54   $   (17.53)  $    (0.81)
                                         =========   ==========   ==========
   Diluted                               $    1.52   $   (17.53)  $    (0.81)
                                         =========   ==========   ==========

Weighted average shares outstanding:
   Basic                                    32,096       31,524       31,800
   Diluted                                  32,552       31,524       31,800

Cash dividends per common share          $    0.12    $    0.06   $        -
                                         =========    =========   ==========

The accompanying notes are an integral part of this financial statement.


                              Movie Gallery, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
			and Comprehensive Income (Loss)
                     (In thousands, except per share amounts)




                                                            Accumulated
                                           Retained           Other     Total
                                           Earnings/   Un-   Compre-   Stock-
                                Additional (Accum-    earned  hensive  holders'
                          Common  Paid-in   ulated   Compen- Income    Equity
                          Stock   Capital   Deficit)  sation  (Loss)  (Deficit)
                          ------  -------- --------  ------- --------- --------
Balance at January 4, 2004 $  33  $225,191 $ 91,098  $     - $   3,794 $320,116
Comprehensive income:
    Net income                                49,488        -            49,488
    Foreign currency
       translation                                 -        -   2,461     2,461
                                                                         ------
      Total comprehensive
       income                                                            51,949
Exercise of stock options
  for 876 shares               1     5,522         -        -       -     5,523
Tax benefit of stock
  options exercised            -     4,305         -        -       -     4,305
Non-cash stock option
  compensation                 -        64         -        -       -        64
Issuance of 26 shares of
  common stock pursuant
  to employee stock
  purchase plan                -       403         -        -       -       403
Purchase and retirement of
  2,625 shares of common
  stock                       (3)  (47,387)        -        -       -   (47,390)
Dividends declared, $0.12
  per share                    -         -    (3,836)       -       -    (3,836)
                           -----  --------  --------  -------   -----  --------
Balance at January 2, 2005    31   188,098   136,750        -   6,255   331,134
Comprehensive loss:
    Net loss                                (552,740)       -       -  (552,740)
    Foreign currency
       translation              -        -         -        -     946       946
    Change in fair value of
       interest rate swap       -        -         -        -   2,808     2,808
                                                                        -------
      Total comprehensive
       loss                                                            (548,986)
Exercise of stock options
  for 575 shares                1    5,318         -        -       -     5,319
Non-cash stock option
  compensation                  -       67         -        -       -        67
Issuance of 35 shares of
  common stock pursuant
  to employee stock
  purchase plan                 -      379         -        -       -       379
Dividends declared, $0.06
  per share                     -        -    (1,892)       -       -    (1,892)
Issuance of nonvested
  stock award and
  amortization of
  unearned compensation         -    5,289         -  (4,128)      -      1,161
                           ------ -------- ---------  ------- ------- ---------
Balance at January 1, 2006     32  199,151  (417,882) (4,128)  10,009  (212,818)
Comprehensive income (loss):
    Net loss                                 (25,720)      -       -    (25,720)
    Foreign currency
       translation              -        -         -       -     171        171
    Change in fair value of
       interest rate swap       -        -         -       -  (1,002)    (1,002)
                                                                         ------
      Total comprehensive
       Loss                                                             (26,551)
Stock based compensation -
  restricted stock , net of
  tax                           -    2,938         -       -       -      2,938
Post APB 25 adoption
  of SFAS No. 123R              -   (4,128)        -   4,128       -          -
                           ------ -------- ---------  ------- ------- ---------
Balance at
 December 31, 2006         $   32 $197,961 $(443,602)$     - $ 9,178 $ (236,431)
                           ====== ======== =========  ======= ======= =========

The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                                 (in thousands)

                                                   Fiscal Year Ended
                                           ------------------------------------
                                           January 2,   January 1, December 31,
                                             2005         2006         2006
                                           ---------   ----------  -----------
                                           (Revised)    (Revised)
Operating activities:
Net income (loss)                          $  49,488   $ (552,740)   $ (25,720)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Rental inventory amortization              144,521      213,141      222,751
  Purchases of rental inventory, net        (150,924)    (202,085)    (179,954)
  Purchases of rental inventory - base
   stock                                     (15,616)     (20,367)     (11,213)
  Depreciation and intangibles amortization   36,185       92,655      108,304
  Accretion on asset retirement obligations	   -	 	-        3,102
  Gain on sale of property, furnishings
   and equipment, net                              -         (494)        (952)
  Stock based compensation                        64        1,618        3,082
  Amortization of debt issuance cost               -        3,659        6,661
  Impairment of goodwill                           -      522,950            -
  Impairment of other intangibles                  -        4,940            -
  Tax benefit of stock options exercised       4,305            -            -
  Deferred income taxes                       19,106        5,156         (279)
(Increase) decrease in assets,
  net of business acquisitions:
  Extended viewing fees receivable, net            -       21,369            -
  Merchandise inventory                         (491)      11,044       (4,051)
  Other current assets                          (500)      (3,092)        (355)
  Deposits and other assets                    1,336            9        5,739
(Decrease) increase in liabilities,
  net of acquisitions:
  Accounts payable                            (1,962)      (4,135)    (149,871)
  Accrued interest                                 -        6,910        2,511
  Accrued liabilities and deferred revenue     4,361       31,597       10,466
                                           ---------    ---------    ---------
Net cash provided by (used in) operating
 activities                                   89,873      132,135       (9,779)
                                           ---------    ---------    ---------

Investing activities:
Business acquisitions, net of cash
  acquired                                   (12,962)  (1,096,686)        (319)
Purchases of property, furnishings
  and equipment                              (46,507)     (58,198)     (19,620)
Proceeds from disposal of property,
 furnishings and equipment                         -        3,672        5,027
                                           ---------    ---------    ---------
Net cash used in investing activities        (59,469)  (1,151,212)     (14,912)
                                           ---------    ---------    ---------
Financing activities:
Repayment of capital lease obligations             -         (426)        (541)
Net borrowings on credit facilities                -        6,862        8,163
Long term debt financing fees                      -      (32,484)      (5,528)
Proceeds from issuance of long-term debt           -    1,166,120            -
Principal payments on long-term debt               -      (15,093)     (79,859)
Proceeds from exercise of stock options        5,523        5,319            -
Proceeds from employee stock purchase plan       403          379            -
Purchases and retirement of common stock     (47,390)           -            -
Payment of dividends                          (3,889)      (2,826)           -
                                           ---------    ---------    ---------
Net cash (used in) provided by
 financing activities                        (45,353)   1,127,851      (77,765)
                                           ---------    ---------    ---------
Effect of exchange rate changes on cash
 and cash equivalents                          2,461          946          171
                                           ---------    ---------    ---------
Increase (decrease) in cash and
  cash equivalents                           (12,488)     109,720     (102,285)
Cash and cash equivalents at
  beginning of period                         38,006       25,518      135,238
                                           ---------    ---------    ---------
Cash and cash equivalents
   at end of period                        $  25,518    $ 135,238    $  32,953
                                           =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid for interest                     $     694    $  61,782    $ 112,109
Cash paid for income taxes                     6,826        1,918        1,453

Supplemental noncash investing and financing
 activities:
Change in construction phase assets        $       -    $   5,621    $   4,541
Establishment of asset retirement obligations      -            -        6,724
Payment-in-kind interest                           -            -        2,910



The accompanying notes are an integral part of this financial statement.


                                 Movie Gallery, Inc.
                       Notes to Consolidated Financial Statements
                  January 2, 2005, January 1, 2006 and December 31, 2006



1.  Accounting Policies

Nature of the Business

Movie Gallery, Inc. is a home video specialty retailer primarily focused on the rental and sale of DVD and VHS movies and video games. The Company owns and operates approximately 4,600 retail stores located throughout North America which operate under the Movie Gallery, Hollywood Video and Game Crazy brand names.

References herein to "Movie Gallery", the "Company", "we", "our", or "us" refer to Movie Gallery, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hollywood" refer to Hollywood Entertainment Corporation.

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery and subsidiaries. Investments in unconsolidated subsidiaries where we have significant influence but do not have control are accounted for using the equity method of accounting. We account for investments in entities where we do not have significant influence using the cost method. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the residual values and useful lives of rental inventory, useful lives of fixed assets and other intangibles, estimated accruals related to revenue-sharing titles subject to performance guarantees, revenues generated by customer programs and incentives, valuation allowances for deferred tax assets, estimated cash flows used to test goodwill and long-lived assets for impairment, the allocation of the purchase price to the fair value of net assets of acquired businesses, share-based compensation, and contingencies. Actual results could differ materially from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the first Sunday following December 30, which periodically results in a fiscal year of 53 weeks. Results for the fiscal year ended January 2, 2005, January 1, 2006 and December 31, 2006 reflect 52-week years.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' equity (deficit) or net income (loss).

The statement of cash flow was revised to reclassify the book cost of previously viewed movie sales from rental inventory amortization as a reduction of purchases of rental inventory to be consistent with the presentation in the current year.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair values.

Merchandise Inventory

Merchandise inventory consists primarily of new and used video game software, hardware and accessories, new DVD movies, video accessories and concessions. Merchandise inventory is stated at the lower of cost or market. Used video game inventory includes games accepted as trade-ins from customers. Games are accepted from customers primarily in exchange for in-store credit. At the time of trade-in, the inventory is recorded as well as the corresponding liability for the trade credit. The liability is relieved when the trade credit is redeemed.

Merchandise inventory is carried at the lower of cost or its estimated market value. The Movie Gallery segment determines the cost of merchandise inventory using the retail method. The other segments determine the cost of inventory using the weighted average cost method.

We and certain of our vendors enter into cooperative advertising programs and other promotional programs in which the vendors provide us with cash consideration in exchange for marketing and advertising of the vendor's products. In accordance with Emerging Issues Task Force, or the EITF, 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are recorded as a reduction in the cost of the applicable vendor's products and recognized in cost of sales when the related product is sold, unless the allowances represent reimbursement of specific incremental and identifiable costs incurred to promote the vendor's product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction to the cost of the product.

Rental Inventory Amortization Estimates

We manage our movie rental inventories as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies that are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, purchases represent an investment in those movies we intend to hold for an extended period of time and represents a historic collection of movies that are maintained on a long-term basis for rental to customers. In addition, we purchase catalog inventories to support new store openings and to build-up title selection for formats preferred by our customers.

Purchases of new release DVD movies are amortized over six months on an accelerated basis to an average residual value of $4.00. Purchases of DVD catalog inventory units are currently amortized on an accelerated basis over twenty-four months to an average residual value of $4.00. Video games are amortized over twelve months on an accelerated basis to an average residual value of $5.00.

For new release movies and games acquired under revenue-sharing arrangements, the studios' share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue-sharing titles. Amortization periods, carrying values and residual values of movies purchased under revenue-sharing arrangements are approximately equal to the estimates we apply to non-revenue sharing purchases outlined above.

We regularly review, evaluate and update our rental amortization accounting estimates. Effective January 2, 2006, we reduced the amount capitalized on DVD revenue-sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue-sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue through the second quarter of fiscal 2006 by approximately $11.3 million, reducing net income by $12.2 million (net of tax), or $0.38 per diluted share. During the second quarter of fiscal 2005, we changed our estimated residual value on VHS movies from $2.00 to $1.00 per unit due to continued declines in the average selling prices of older VHS product. We accounted for this change as a change in accounting estimate, which decreased rental inventory and increased amortization expense by approximately $10.1 million in fiscal 2005, reducing net income by $6.6 million (net of tax), or $0.21 per diluted share. In fiscal 2006 we stopped purchasing VHS product. We also reduced to zero the remaining salvage value of VHS inventory and recorded a corresponding charge which was immaterial to our consolidated financial statements.

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and are depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to 39 years. Leasehold improvements are amortized over the lesser of the assets' economic life or the contractual term of the lease, usually five to ten years at the inception of the lease. Optional renewal periods are included in the contractual term of the lease only if renewal is reasonably assured at the time the asset is placed in service.

Additions to property, furnishings and equipment are capitalized and include acquisitions of property, furnishings and equipment, costs incurred in the development and construction of new stores, including in some cases the fair value of lessor development in accordance with EITF 97-10 "The Effect of Lessee Involvement in Asset Construction," major improvements to existing property and major improvements in management information systems including certain costs incurred for internally developed computer software. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized on the disposition.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or whenever indicators of impairment are present. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

In accordance with Statement of Financial Accounting Standard, or the SFAS, No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying amount.

SFAS No. 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book value of our reporting units to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is calculated as the excess of the estimated fair value of the reporting unit being tested over the fair value of its tangible assets and liabilities as well as existing recorded and unrecorded identifiable intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

See Note 5 and Note 6 below for a discussion of goodwill, other intangible assets and impairment charges.

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. We primarily use discounted cash flow methods to estimate the fair value of long-lived assets.

Asset Retirement Obligations

We record certain obligations associated with the requirement to restore leased premises to their original condition for the removal of certain long-lived assets under the guidance in SFAS No. 143, "Accounting for Asset Retirement Obligations," or SFAS No. 143. Under this standard, we recognize the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred if we can make a reasonable estimate of the liability's fair value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset, and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to the consolidated statement of operations. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

During the third quarter of fiscal year 2006, we determined that we had not properly applied the guidance as set out above. As a result of this review, we increased our property and equipment by $1.4 million, other long-term liabilities by $8.7 million, and operating expenses by $7.3 million.

Store Closure Reserves

In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS No. 146, when stores are closed before the end of the lease term, a liability for costs that will continue to be incurred under the lease is recorded at the "cease use" date by calculating the present value of the remaining lease obligations, less actual or probable sublease revenues.

Store Opening and Start-up Costs

Store opening and other start-up costs, which consist primarily of payroll, advertising and other pre-opening costs are expensed as incurred.

Contingencies Reserves

Legal and other contingencies that are determined to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to our best estimates of the costs of resolution or settlement of the underlying claims. These estimates are based upon judgments and assumptions. We regularly monitor our estimates in light of subsequent developments and changes in circumstances and adjust our estimates when additional information causes us to believe that they are no longer appropriate. If we cannot determine a best estimate for a particular contingency, the amount representing the low end of the range of probable loss is recorded. If material, reasonably possible loss contingencies in excess of the amounts accrued are disclosed. See Note 11 for additional information on the estimates of contingent liabilities. Legal costs are expensed as incurred.

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

Leases and Leasehold Improvements

Our new store leases generally provide for an initial lease term of five to ten years, with at least one renewal option for an additional two to five years.
We account for leases in accordance with SFAS No. 13, "Accounting for Leases," or SFAS No. 13, and other related guidance. SFAS No. 13 requires lease expense to be recognized on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. SFAS No. 13 also requires that leasehold improvements be depreciated over the shorter of the lease term or the estimated useful life of the leasehold improvement. Some of our stores have provisions for contingent rentals based upon a percentage of defined sales volume or changes in the Consumer Price Index. We recognize contingent rental expense when achievement of specified sales targets are considered probable.

During fiscal 2004 we recorded an adjustment to correct depreciation expense related to our depreciating certain leasehold improvements over a longer period than the lease term. The adjustment of $6.3 million ($3.9 million after-tax, or $0.12 per diluted share) resulted in an increase in store operating expenses in fiscal 2004. Approximately $2.9 million ($1.8 million after-tax, or $0.05 per diluted share) of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements.

Deferred Rent

Many of our operating leases contain fixed or reasonably assured increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, we recognize the related rental expense on a straight-line basis beginning on the date the property is delivered to us. We record the difference between the amount charged to expense and the rent paid as deferred rent, which is included in other accrued liabilities.

Financing Obligations

In accordance with Emerging Issues Task Force, or the EITF, Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction," for some build-to-suit lease arrangements (where we have construction period risk or where we are involved in the construction of structural improvements prior to the commencement of the lease), we are considered the owner of the assets during the construction period under generally accepted accounting principles. As a result, the assets and corresponding financial obligation are recorded on our consolidated balance sheet. Once the construction is completed, if the lease meets certain "sale-leaseback" criteria, we remove the asset and related financial obligation from the balance sheet in accordance SFAS No. 98 "Accounting for Leases," or SFAS No. 98. If, upon completion of construction the project does not meet the "sale-leaseback" criteria in SFAS No. 98, the leased property is treated as a capital lease for financial reporting purposes.

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer. We recognize product sales revenue and the sale of previously viewed inventory at the time of sale. Previously viewed sales revenue was $109.6 million, $284.3 million and $378.3 million in fiscal 2004, 2005 and 2006, respectively.

We also sell stored value cards in the form of electronic gift cards and discount rental cards. We record the proceeds from the sale of stored value cards as deferred revenue until the card is redeemed by the customer, thereby resulting in revenue recognition and a reduction in the corresponding deferred revenue liability. Revenue for the estimated amount of non-redeemed gift cards is recognized in proportion to actual gift card redemptions, which is generally over a period of 18 months.

We recognize extended viewing fee revenue when payment is received from the customer.

Movie Gallery stores offer a point-based loyalty program, Reel Players, to their customers. The program provides customers the opportunity to earn free rentals or discounts on previously viewed inventory purchases. The Reel Players coupon is issued to a customer upon accumulation of a predefined number of points that are earned for previous rental or sale transactions. Rental revenue is recognized when the coupon is redeemed by the customer for the current rental price of the movie or game or the current sale price of the previously viewed movie or game. A corresponding promotional credit is recorded against rental revenue to offset the value of the transaction in accordance with the terms of the coupon.

Hollywood Video stores offer several rental subscription programs to their customers, including the Movie Value Pass, an in-store movie rental subscription service offered nationally. Subscription fees are paid up-front and recognized as rental product revenue on a straight-line basis over the applicable term of the subscription, typically one month.

Game Crazy stores offer a Most Valuable Player, or MVP, program to their customers. The MVP program provides customers a game magazine subscription, discounts on used game merchandise and higher trade-in values for used game merchandise in exchange for an up-front payment that is recognized as revenue on a straight-line basis over the time period the customer receives the benefit, typically one year.

The Movie Gallery, Hollywood Video and Game Crazy stores also offer return privileges on certain products, including guarantees on previously viewed inventory. The sales returns and allowances under these programs are immaterial.

We also recognize licensee fee revenue received from 20 licensed Hollywood Video stores which are operated by Boards, Inc., or Boards, an unrelated third party. Licensee fee revenue is based on a percentage of the Boards' stores video rental and other revenue. Boards' stores revenue is not included in Movie Gallery's results of operations.

Cooperative Advertising Credits

We receive cooperative credits from certain inventory suppliers, primarily studios, to promote their respective movie and game titles. Cooperative credits that represent a reimbursement of specific, incremental, identifiable costs are included in expense offsetting the related costs in the period the promotion takes place. Credits that exceed such costs are classified as a reduction of the cost of product purchased, thereby reducing cost of revenue on the consolidated statements of operations. Advertising expense, exclusive of cooperative reimbursements from vendors accounted for as cost reimbursements, for fiscal 2004, 2005, and 2006 totaled $9.5 million, $43.7 million, and $45.1 million, respectively.

Income Taxes

Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years' differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We generally consider the earnings of our foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries. It is not practicable to determine the amount of taxes which have been deferred under this approach. In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," we disclose the fair value, related carrying value and methods of determining the fair value for cash and cash equivalents (see above), and long-term obligations (see Note 8).

Foreign Currency Translation

Our foreign subsidiaries record transactions using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the foreign subsidiary are translated into U.S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated. Income and expenses are translated at average exchange rates each fiscal period. The translation adjustments that result from translating the balance sheet at different rates from those used to translate accounts in the income statement are included in accumulated other comprehensive income or loss, which is a separate component of consolidated stockholders' equity (deficit). Net foreign currency gains and losses were not significant for any of the years presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders' equity (deficit) that, under accounting principles generally accepted in the United States, are excluded from net income (loss). Our accumulated comprehensive income (loss) is comprised of foreign currency translation gains and losses, and gains and losses on qualified cash flow hedging instruments.

Earnings / Loss Per Share

Basic earnings / loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, increased by the effects of non-vested stock and shares to be issued from the exercise of dilutive common stock options, of which there were 456,000 in fiscal 2004. Due to our loss in fiscal 2005, securities consisting of options convertible into 251,000 shares of common stock and 6,000 shares of non-vested stock, respectively, were excluded from the calculation of diluted loss per share, as their inclusion in the diluted loss per share calculation would have been anti-dilutive. Due to our loss in fiscal 2006, securities consisting of options convertible into 63,000 shares of common stock were excluded from the calculation of diluted loss per share, as their inclusion in the diluted loss per share calculation would have been anti-dilutive.

Stock-Based Compensation

Prior to January 2, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion, or the APB, No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, and followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan prior to January 2, 2006, except for the variable options as described in our Annual Report on Form 10-K for fiscal 2006.

Effective January 2, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4," or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, or ARB 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for fiscal years beginning after September 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," or SFAS No. 154. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," or EITF 04-13. The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period,' or FSP FAS 13-1. FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on our consolidated financial statements.

On March 28, 2006, the FASB issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)," or EITF 06-3, which clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. Presently, we record revenues net of applicable sales taxes collected from customers. We are in the process of evaluating the effect of EITF 06-3 on our financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. FIN 48 will be effective for us for the fiscal year beginning January 1, 2007. We are in the process of evaluating the effect of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for us for fiscal years beginning
after January 1, 2007.   We are in the process of evaluating the effect of SFAS
No. 157 on our financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108. SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for fiscal years beginning after January 1, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our financial statements.

2.  Business Combinations

Merger of Movie Gallery and Hollywood

On April 27, 2005, Movie Gallery and Hollywood merged pursuant to the Agreement and Plan of Merger, dated as of January 9, 2005, or the Merger Agreement. Upon the consummation of the merger, Hollywood became a wholly-owned subsidiary of Movie Gallery. As of the date of the merger, Hollywood operated 2,031 specialty home video retail stores and 20 free-standing video game stores throughout the United States. The merger was made as a strategic expansion of our geographic and urban markets.

The merger was treated as a purchase business combination for accounting purposes. The purchase price for the acquisition, including transaction costs, was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, April 27, 2005. The purchase price allocation is substantially final for all items except deferred income taxes, and further adjustments may be required in 2007 as we complete the analysis of the acquired tax basis of certain assets and carryover tax attributes of Hollywood.

The purchase price allocation has been revised in the periods following the acquisition in accordance with SFAS No. 141, "Business Combinations," to reflect revisions in our estimates of the fair values of assets acquired and liabilities assumed to correct certain accounts in Hollywood's acquisition date balance sheet. The table below presents a summary of the adjusted purchase price allocation as of January 1, 2006, together with subsequent revisions and the resulting revised allocation reflected in the accompanying consolidated balance sheet as of December 31, 2006 (in thousands):

                                         January 1,              December 31,
                                           2006      Subsequent     2006
                                        As Adjusted  Revisions   As Adjusted
                                        -----------  ----------  -----------
Current Assets:
Cash and cash equivalents               $    18,733  $        -  $    18,733
Extended viewing fees receivable, net        21,369           -       21,369
Merchandise inventory                       122,468           -      122,468
Prepaid expenses                             27,632           -       27,632
Store supplies and other                     12,712         327       13,039
                                         ----------  ----------  -----------
Total current assets                        202,914         327      203,241

Rental inventory                            227,800           -      227,800
Property, furnishings and equipment         238,196         132      238,328
Goodwill                                    479,622      (2,982)     476,640
Other intangibles                           183,894           -      183,894
Deferred income taxes                        51,841       1,452       53,293
Deposits and other assets                     1,662           -        1,662
                                         ----------  ----------  -----------
Total assets acquired                     1,385,929      (1,071)   1,384,858

Liabilities
Current Liabilities:
Current maturities of long-term
   obligations                                  557           -          557
Current maturities of financing
   obligations                               10,385           -       10,385
Accounts payable                            168,235           -      168,235
Accrued liabilities                          73,562      (1,071)      72,491
Accrued payroll                              18,544           -       18,544
Accrued interest                                 39           -           39
Deferred revenue                             21,384           -       21,384
                                         ----------   ---------  -----------
Total current liabilities                   292,706      (1,071)     291,635

Long-term obligations,
   less current portion                         941           -          941
                                         ----------   ---------  -----------
Total liabilities                           293,647      (1,071)     292,576
                                         ----------   ---------  -----------
Net assets acquired                      $1,092,282   $       -  $ 1,092,282
                                         ==========   =========  ===========

For fiscal 2006, adjustments were made to the purchase price allocation for accrued liabilities, deferred income taxes, store supplies and other, and property, furnishings and equipment totaling $3.0 million.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):
                                              -----------  -----------
                                               January 1,  December 31,
                                                 2006          2006
                                              -----------  -----------
        Land and buildings                    $    19,372  $    19,716
        Fixtures and equipment                    244,320      240,075
        Leasehold improvements                    284,737      279,009
        Asset removal obligation		       -	 5,860
        Construction phase assets                   4,542            -
        Equipment under capital lease               1,659        1,659
                                              -----------  -----------
                                                  554,630      546,319
        Less accumulated depreciation
         and amortization                        (222,412)    (303,384)
                                              -----------  -----------
                                              $   332,218  $   242,935
                                              ===========  ===========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.3 million and $0.8 million at January 1, 2006 and December 31, 2006, respectively. Depreciation expense related to property, furnishings and equipment was $33.6 million, $88.2 million, and $100.3 million for fiscal 2004, 2005, and 2006, respectively.

4. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):
                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 2,   January 1,   December 31,
                                            2005         2006          2006
                                         ----------    ---------    ----------
U.S. Federal                              $  72,042    $(530,711)  $  (21,260)
Foreign                                       9,162      (19,237)      (2,815)
                                          ---------    ---------    ----------
Total                                     $  81,204    $(549,948)  $  (24,075)
                                          =========    =========    ==========


The following reflects the components of income tax expense (in thousands):

                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 2,   January 1,   December 31,
                                            2005         2006          2006
                                         ----------    ---------    ----------

Current tax expense:
U.S. Federal                              $   9,811    $     541    $     (101)
State                                         2,799          775            15
Foreign                                           -        1,121          (585)
                                          ---------    ---------    ----------
Total current tax expense                    12,610        2,437          (671)

Deferred tax expense:
U.S. Federal                                 14,315        2,583         2,283
State                                         3,468         (374)          664
Foreign                                       1,323       (1,854)         (631)
                                          ---------    ---------    ----------
Total deferred tax expense                   19,106          355         2,316
                                          ---------    ---------    ----------
Total income tax expense                  $  31,716    $   2,792    $    1,645
                                          =========    =========    ==========

Following are reconciliations of income tax expense at the federal statutory income tax rate of 35% to the provision for income taxes (in thousands):

                                                  Fiscal Year Ended
                                         -------------------------------------
                                         January 2,   January 1,   December 31,
                                            2005         2006          2006
                                         ----------    ---------    ----------
Income tax expense (benefit) at
  statutory rate                          $ 28,422    $(192,482)    $   (8,427)

State income tax expense, net of federal
  income tax benefit                         2,679       (7,450)        (1,393)
US permanent items				 -	      -	           872
US credits generated				 -            -         (1,788)
Increase in contingency reserve			 -	      -		   516
Non-deductible impairment charges                -      116,212              -
Increase in valuation allowance,
 net of amount attributable to
 equity                                          -       85,233         12,097
Other, net                                     615        1,279           (232)
                                          ---------    ---------    ----------
                                          $ 31,716     $  2,792     $    1,645
                                          =========    =========    ==========

The effective tax rate was a provision of 6.8% for fiscal 2006, compared to a provision of 39.1% and 0.5% for fiscal 2004 and 2005, respectively. The increase in the effective rate in 2006 is primarily a result of an increase in the valuation allowance of $12.1 million and changes in prior year tax contingencies due to statute of limitations considerations. The decrease in the effective rate in fiscal 2005 is primarily a result of the goodwill impairment charges recognized in 2005, a substantial portion of which were non-deductible, and an increase in the valuation allowance of $88.5 million on the net deferred tax assets, which relates to net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized through reversal of temporary differences, tax strategies and future taxable income.


                                                 Fiscal Year Ended
                                             -------------------------
                                              January 1,    December 31,
                                                 2006          2006
                                             -----------   -----------

Deferred tax assets:
 Non-compete agreements                      $     3,451    $    2,934
 Tax credit carryforwards                         11,703        14,977
 Net operating loss carryforwards                159,833       160,627
 Equity investments                                1,880         1,880
 Accrued bonus                                     2,654         5,822
 Property, furnishings and equipment              17,139        33,227
 Accrued liabilities                              14,591        13,586
 Other                                             5,114         5,277
                                             -----------   -----------
Total deferred tax assets                        216,365       238,330
Valuation allowance                             (121,176)     (126,444)
                                             -----------   -----------
Net deferred tax assets                           95,189       111,886
Deferred tax liabilities
 Rental inventory amortization                   (81,511)      (87,105)
 Goodwill                                        (10,638)      (23,353)
 Other                                            (3,110)       (1,219)
                                             -----------   -----------
Total deferred tax liabilities                   (95,259)     (111,677)
Net deferred tax assets (liabilities)        $       (70)  $       209
                                             ============  ===========

We had federal and state net operating loss carryforwards at December 31, 2006 of approximately $409 million and $332 million, respectively. The loss carryforwards resulted primarily from the Video Update acquisition in fiscal 2001 and the Hollywood acquisition during fiscal 2005. These losses will expire in years 2007 through 2027. We have federal Alternative Minimum Tax, or AMT, credit carryforwards of $6.6 million at December 31, 2006 which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. We also have other federal and state tax credit carryforwards of $8.4 million at December 31, 2006 which are available to reduce future taxes. The carryforward periods expire in years 2012 through 2027.

During fiscal 2005, we increased the valuation allowance for U.S. deferred tax assets from $32.6 million to $121.2 million because we determined that it was more likely than not that deferred tax assets would not be realized. Of this increase, $85.2 million resulted in a charge to operations and the remainder, which was attributable to excess tax deductions for stock option exercises in fiscal 2005, was charged to stockholders' equity. During 2006, we increased the valuation allowance from $121.2 million to $126.4 million because we determined again that it was more likely than not that deferred tax assets would not be realized.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our fiscal 2001 acquisition of Video Update. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards that apply to the 2005 ownership change and prior ownership changes pertaining to Hollywood ranges between $13.5 million and $17.5 million and varies due to the fact there were several ownership changes. If our estimates of the amount of net operating loss and other tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary. Depending on the circumstances, some of these revisions may have an impact on our future income tax expense, while other revisions, (to the extent the provisions of EITF 93-7, described below, apply) may be charged or credited to goodwill.

There is a reasonable possibility that tax exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential tax liability is between $3.2 million and $46 million. Pursuant to the provisions of EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," any adjustments to deferred tax assets recorded at the date of acquisition, due to resolution of this uncertainty (which may not occur for many years), will be recorded as an adjustment to increase or decrease goodwill, regardless of the time that has elapsed since the acquisition date. The effect of a decrease in tax reserves and related valuation allowance established in purchase accounting will be applied (1) first to reduce to zero any goodwill related to the acquisition, (2) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (3) third, to reduce income tax expense.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                     January 1, 2006       December 31, 2006
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $      -  $          -  $    147  $    	     -
  Hollywood Video       -        118,404             -   115,422             -
                                --------  ------------  --------  ------------
Total goodwill                  $118,404  $          -  $115,569  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,205  $   (10,110)  $ 12,263  $   (10,880)
Trademarks:
 Hollywood Video   Indefinite    170,959            -    170,977            -
 Game Crazy         15 years       4,000         (178)     4,000         (444)
Customer lists       5 years       8,994       (1,199)     8,994       (2,998)
                                --------  ------------  --------  ------------
                                $196,158  $   (11,487)  $196,234  $   (14,322)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the five succeeding fiscal years is as follows (in thousands):

                     2007                         $ 2,698
                     2008                           2,476
                     2009                           2,289
                     2010                             958
                     2011                             292

The changes in the carrying amounts of goodwill for fiscal 2005 and 2006 follows (in thousands):

          Net balance as of January 2, 2005           $   143,761
          Goodwill acquired (including revised
           estimates)                                     497,593
          Impairment                                     (522,950)
                                                      -----------
          Net balance as of January 1, 2006               118,404
          Goodwill acquired                                   147
          Change in goodwill                               (2,982)
                                                      -----------
          Net balance as of December 31, 2006         $   115,569
                                                      ===========

We recorded impairment charges of approximately $527.9 million related to intangible assets in fiscal 2005, which have been included in "Impairment of goodwill" and "Impairment of other intangible assets" in the consolidated statement of operations.

Goodwill deductible for tax purposes as of December 31, 2006 is $126 million, net of accumulated amortization.

6.  Impairment of Goodwill and Other Long-Lived Assets

Goodwill

Goodwill is tested at a reporting unit level. Our reporting units for this purpose are Movie Gallery and Hollywood Video (our Game Crazy segment has no goodwill). Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005. It also considered market prices of our debt and equity securities, the accelerated decline in the in-store rental industry, increased competition in the video sell-through markets and the growth of the online movie rental segment in which we do not have a presence.

We performed the annual impairment test as of the beginning of the fourth quarter of fiscal 2006 in accordance with our normal policy pursuant to SFAS No. 142, which resulted in the estimated fair values of each of the reporting units exceeding their book values.

When we performed the annual test as of the beginning of the fourth quarter in fiscal 2005, the first step of the impairment test indicated that the fair value of both the Movie Gallery and Hollywood Video reporting units were lower than their carrying values, and therefore the goodwill of those reporting units was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Movie Gallery reporting unit was completely impaired, and therefore a goodwill impairment charge was recorded for $161.7 million. The implied fair value of goodwill for the Hollywood Video reporting unit was $118.4 million, and therefore a goodwill impairment charge was recorded for $361.2 million.

Other Intangibles

We performed the annual impairment test as of the beginning of the fourth quarter of fiscal 2006 for indefinite-lived intangibles in accordance with our normal policy which resulted in no indication of impairment.

When we performed the annual impairment test as of the beginning of the fourth quarter of fiscal 2005, which was impacted by the impairment indicators contributing to the goodwill impairment charges discussed above, we concluded that customer list intangible assets of our Movie Gallery operating segment were impaired. The estimated fair value of the acquired customer lists, which we determined primarily by reference to observations of market comparables for similar customer lists on a per-thousand-customer basis, was less than the historical carrying value of customer list intangible assets. Accordingly, we recorded a $4.9 million impairment charge in the fourth quarter of 2005 to reduce the carrying value of Movie Gallery's previously acquired customer lists to our estimate of the fair value.

The fiscal 2005 annual test of the indefinite-lived Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow, or DCF, approach, to analyze cash flows attributable to the Hollywood trademark. The fair value of the Hollywood trademark was higher than the carrying value and therefore it was not impaired.

Likewise, using a similar approach to estimate fair value, we determined that the finite-lived carrying value of the Game Crazy trade name was not impaired in fiscal 2005.

Other Long-Lived Assets

We have tested our long-lived assets (other than goodwill and intangible assets) for impairment under SFAS No. 144 and concluded that no impairment existed for fiscal 2005 and 2006 other than impairments recognized in conjunction with store closures.

As part of our ongoing store profitability reviews, in the fourth quarter of fiscal 2006 we closed all nine of our stores in Mexico because they were underperforming. We recorded a charge against operating income of approximately $1.5 million consisting primarily of a writeoff of property, furnishings and equipment, and a writedown of movie product to fair value less cost to sell in accordance with SFAS No. 144.

7.  Store Closure and Restructuring Reserves

Store Closure

In the fourth quarter of fiscal 2005, we decided to close 64 Movie Gallery stores that overlapped trade areas served by competing Hollywood Video stores. In addition to these closures, we continue to evaluate underperforming stores and stores that have overlap trade areas in our Movie Gallery, Hollywood Video and Game Crazy segments. During fiscal 2006, we closed 230 underperforming and overlap stores. For fiscal 2006, we have recognized $10.1 million in store closure expenses, of which $5.0 million is related to the loss on the disposal of fixed assets.

                                       Movie    Hollywood   Game
                                      Gallery     Video    Crazy     Total
                                    ----------  ---------  ------  ---------
Store closure reserve:
Beginning balance                   $      711  $       -  $    -  $     711
Reserve established upon merger              -      2,875     295      3,170
Additions and adjustments               11,595      1,126       -     12,721
Payments                                (2,194)      (388)   (295)    (2,877)
                                    ----------  ---------  ------  ---------
Balance as of January 1, 2006           10,112      3,613       -     13,725
Additions and adjustments                3,344       (145)      -      3,199
Payments                                (5,474)      (773)      -     (6,247)
                                    ----------  ---------  ------  ---------
Balance as of December 31, 2006     $    7,982  $   2,695  $    -  $  10,677
                                    ==========  =========  ======  =========

Restructuring

During the fourth quarter of fiscal 2005 we notified 101 Movie Gallery associates that their positions would be relocated or eliminated as part of our integration plan to consolidate Finance, Accounting, Treasury, Product, Logistics, Human Resources and Payroll functions at our Wilsonville, Oregon support center. The affected individuals were required to render service for a range of 10 to 49 weeks in order to receive termination benefits.

The integration plan was amended in the second quarter of fiscal 2006 with regard to the Human Resource Processing and Benefits functions within the Human Resources department. We decided to consolidate substantially all of these functions to our Dothan, Alabama corporate offices, and the affected Hollywood employees were notified that their positions would be relocated.

We established restructuring reserves, which were treated as liabilities of the acquired Hollywood business at the date of acquisition, relating to executives and other employees that were terminated shortly after the merger, including some that were terminated as part of our integration efforts, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the second quarter of fiscal 2005, we notified 92 Hollywood employees of the decision to eliminate their positions in connection with these integration efforts.

A summary of our restructuring reserve activity is as follows:

                                       Movie    Hollywood
                                      Gallery     Video      Total
Termination benefits:               ----------  ---------   --------
Beginning balance                   $        -  $       -   $      -
Additions and adjustments                1,190      6,655      7,845
Payments                                     -     (2,539)    (2,539)
                                    ----------  ---------   --------
Balance as of January 1, 2006            1,190      4,116      5,306
Additions and adjustments                1,135          -      1,135
Payments                                (1,985)    (3,034)    (5,019)
                                    ----------  ---------   --------
Balance as of December 31, 2006     $      340  $   1,082   $  1,422
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $       17  $       -   $     17
Total termination
 benefits cost                      $    2,342  $   6,655   $  8,997


8. Long Term Obligations

Long term debt consists of the following (in thousands):


                                           January 1,  December 31,
           Instrument                        2006          2006
-----------------------------------       ----------   ------------

Movie Gallery Senior Notes                $  321,489   $    322,044
April 2005 Credit Facility
 Term A Loan                                  85,500         66,787
 Term B Loan                                 746,250        688,070
 Revolving credit facility                     6,862         15,024
Hollywood senior subordinated notes              450            450
Capital leases                                   678             80
                                          -----------  ------------
 Total                                     1,161,229      1,092,455
 Less current portion                        (78,146)        (4,580)
                                          -----------  ------------
                                          $ 1,083,083  $  1,087,875
                                          ===========  ============

The scheduled maturities on our debt for the next five years are as follows (in thousands):

              Year                              Total
              -------------                 ------------
              2007                          $      4,580
              2008                                26,500
              2009                                26,500
              2010                               401,561
              2011                               311,270
              Thereafter                         325,000
                                            ------------
              Total                            1,095,411
              Discount on
               Senior Notes                       (2,956)
                                            ------------
              Net                           $  1,092,455
                                            ============

The scheduled maturities presented in this table include total borrowings under our April 2005 Credit Facility on our consolidated balance sheet as of December 31, 2006. We refinanced the April 2005 Credit Facility on March 8, 2007 by our March 2007 Credit Facility. The current portion of long term debt as shown represents the amount due within one year of the balance sheet date under our March 2007 Credit Facility pursuant to the criteria as set forth in SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", or SFAS No. 6, and EITF 86-30 "Classification of Obligations When a Violation Is Waived by the Creditor", or EITF 86-30.

The April 2005 Credit Facility

The credit facility that we entered into in connection with our acquisition of Hollywood in April 2005, or the April 2005 Credit Facility, provided for aggregate borrowings of $829.9 million, consisting of a five-year $75.0 million revolving credit facility due April 27, 2010, or the 2005 Revolver, and two term loans in an aggregate principal amount of $754.9 million as of December 31, 2006. Term Loan A is a $66.8 million loan that matures on April 27, 2010, and Term Loan B is a $688.1 million loan that matures on April 27, 2011. At December 31, 2006, we had $39.0 million drawn under the 2005 Revolver, comprised of $24.0 million in letters of credit and $15.0 million in borrowings. On March 15, 2006, we executed a second amendment to the April 2005 Credit Facility, effective through the fourth quarter of 2006, that relaxed financial covenants, increased restrictive operating covenants and increased interest rate margins. Had we not been able to refinance our April 2005 Credit Facility with our new March 2007 Credit Facility (discussed below), the quarterly financial covenants under the April 2005 Credit Facility were scheduled to revert to the original covenants commencing in the first quarter of 2007.

We accounted for the second amendment as a modification pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and accordingly have continued to defer approximately $18.0 million of unamortized deferred financing costs associated with the April 2005 Credit Facility (inclusive of $5.5 million in fees incurred in obtaining the second amendment).

Under the terms of our April 2005 Credit Facility, when the leverage ratio is greater than or equal to 4.0, we could elect to defer payment of the Term Loan A, Term Loan B and 2005 Revolver interest as non-cash interest, which could be recapitalized into the loans (with compounding interest). For the fiscal year 2006, we have recapitalized $2.9 million of interest. The April 2005 Credit Facility also required us to make prepayments in an amount equal to 100% of any excess cash flow, which generally represents the amount of cash generated by us but not used towards operations, debt service or investments. Based upon our operating results for the 52 weeks ended December 31, we were not required to make an excess cash flow prepayment for fiscal 2006.

11% Senior Notes due 2012

Also in connection with the Hollywood acquisition, we issued $325.0 million in an aggregate principal amount of 11% Senior Notes due 2012, or Senior Notes. The Senior Notes were sold at 98.806% of their face amount and were issued pursuant to an indenture dated April 27, 2005 between Movie Gallery, the subsidiary guarantors named in the indenture, and US Bank. The Senior Notes
(i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable in cash at our option after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

     Year                           Percentage
     --------------------------     ----------
     May 1, 2008                      105.500%
     May 1, 2009                      103.667%
     May 1, 2010                      101.833%
     May 1, 2011 & thereafter         100.000%

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

Interest Rate Hedges

Our April 2005 Credit Facility required that for a period of two years subsequent to entering into the Credit Facility, a portion of our floating rate debt is to be converted to fixed rate debt. In fiscal 2005, we entered into two, two-year floating-to-fixed interest rate swaps for a total amount of $280.0 million. Under the terms of both of the swap agreements, we paid fixed interest on the $280.0 million at a rate of 4.06% and received floating interest based on the three-month LIBOR. They were both designated as cash flow hedging instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" given that the fixed rate payment terms of the swaps coincided with the terms of the underlying debt. Changes in their fair value were recognized in accumulated other comprehensive income in our consolidated balance sheets. The scheduled termination date for both of these swaps was June 29, 2007. On October 20, 2006, we settled both of them, prior to their scheduled termination dates, and received $2.5 million in cash. This gain was recorded to accumulated other comprehensive income and is being amortized into interest expense over the original terms of the swap agreements.

On October 20, 2006, we entered into a new floating-to-fixed interest rate swap for an amount of $140.0 million. Under the terms of the new swap agreement, we will pay fixed interest on the $140.0 million at a rate of 5.41% and receive floating interest based on the three-month LIBOR. The termination date for the new swap agreement is April 30, 2007.

Also on October 20, 2006, we entered into a new 5.50% interest rate cap agreement for an amount of $140.0 million. Under the terms of the new cap agreement we will pay floating rate interest up to a maximum of 5.50% and receive floating rate interest based on the three-month LIBOR. The termination date for the new 5.50% cap agreement is April 27, 2007.

The new interest rate swap and interest rate cap do not qualify as hedging instruments pursuant to SFAS No. 133, therefore changes in the fair value of these derivatives are recognized in interest expense.

Fair Value of Debt

The fair value of short-term borrowings approximates their carrying values in the balance sheets. The fair value of long-term borrowings, including current maturities, are estimated using discounted cash flow analysis based on our current borrowing rates for similar types of borrowing arrangements (if known), or quoted market prices. The fair value of our long-term borrowings was $1,054 million as of January 1, 2006 and $1,015 million as of December 31, 2006.

Subsequent Event - New March 2007 Credit Facility

On March 8, 2007, we entered into a new $900 million senior secured credit facility, or the March 2007 Credit Facility. The March 2007 Credit Facility refinanced the April 2005 Credit Facility. Prior to the refinancing, our projected operating results indicated we would fail the financial covenant tests contained in the April 2005 Credit Facility, effective as of April 1, 2007. If such a breach of the financial covenants contained in the April 2005 Credit Facility had taken place, one or more events of default, including cross-defaults between multiple components of our indebtedness, could have resulted. Such an event of default would have permitted our creditors to declare all amounts owing to be immediately due and payable. However, because we executed the March 2007 refinancing prior to the filing of this Form 10-K, and because the financial covenants, which are described in Item 7. "Management's Discussion and Analysis - Liquidity and Capital Resources," contained in the March 2007 Credit Facility are significantly less restrictive than those contained in the April 2005 Credit Facility, pursuant to SFAS No. 6, we classified all amounts outstanding under the April 2005 Credit Facility, less the current portion, as non-current liabilities as of December 31, 2006.

In the first quarter of fiscal 2007, we will account for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and at that time we will recognize a debt extinguishment charge of approximately $18.0 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility.

The March 2007 Credit Facility consists of:

 - A $100 million revolving credit facility, which we refer to as the revolver;

 - A $25 million first lien synthetic letter of credit facility;

 - A $600 million first lien term loan; and

 - A $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the first lien facilities.

The March 2007 Credit Facility requires that no later than 90 days subsequent to entering the March 2007 Credit Facility, 50% of our total outstanding debt is to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

9. Stock Based Compensation

In fiscal 2003, our Board of Directors adopted, and our stockholders approved, the Movie Gallery, Inc. 2003 Stock Plan, or the 2003 Plan,, which was subsequently amended in June 2005, or the Second Amendment, to reserve an additional 3,500,000 shares of our common stock for future grants of awards. The 2003 Plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. Prior to adoption of the 2003 Plan, stock option awards were subject to our 1994 Stock Plan, which expired in fiscal 2004. As of December 31, 2006, 5,260,808 shares are reserved for issuance under the plans. Options granted under the plans have a ten-year term and generally vest over four years.

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

Under SFAS No. 123(R), the modified prospective method requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted in fiscal 2006. We use the Black-Scholes valuation model for future stock option grants in order to determine fair value. This is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. Because we implemented SFAS No. 123(R), there are no longer any employee stock awards subject to variable accounting treatment.

The weighted-average assumptions used and weighted-average grant-date fair values of options for fiscal 2004, 2005 and 2006 were as follows:

                                              Fiscal Year Ended
                                    -------------------------------------
                                     January 2,   January 1,  December 31,
                                       2005         2006         2006
                                    ----------   ----------  ------------

Expected volatility                     0.632        0.626          -
Risk-free interest rate                 2.97%        3.05%          -%
Expected life of option in years        3.4          3.0            -
Expected dividend yield                 0.6%         5.7%           -%
Weighted average grant date
  fair value per share              $   8.70    $    7.43   $       -



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

In November 2005, the FASB issued FASB Staff Position No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123(R), cash retained as the result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123(R) nullifies EITF 00-15, amends SFAS No. 95, "Statement of Cash Flows," and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for fiscal 2006.

Fair Value Disclosures - Prior to SFAS No. 123(R) Adoption

Stock-based compensation for fiscal 2004 and 2005 was determined using the intrinsic value method. The following table provides supplemental information for fiscal 2004 and 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

                                                   Fiscal Year Ended
                                               ------------------------
                                                January 2,   January 1,
                                                  2005          2006
                                                ---------    ----------
Net income (loss), as reported                  $  49,488    $(552,740)
Add: Stock based compensation expense
  included in reported net income,
  net of tax                                          507        1,052
Deduct: Stock based compensation expense
  determined under fair market value based
  methods for all awards, net of tax               (1,301)      (4,377)
                                                ---------    ---------
Pro forma net income (loss)                     $  48,694    $(556,065)
                                                =========    =========

Earnings (loss) per share, as reported:
  Basic                                         $    1.54    $  (17.53)
                                                =========    =========
  Diluted                                       $    1.52    $  (17.53)
                                                =========    =========

Pro forma earnings (loss) per share:
  Basic                                         $    1.52    $  (17.64)
                                                =========    =========
  Diluted                                       $    1.49    $  (17.64)
                                                =========    =========


A summary of our stock option activity and related information is as follows:

                                                               Weighted-
                                              Outstanding   Average Exercise
                                                Options     Price Per Share
                                              ------------  ----------------

Outstanding at January 4, 2004                2,636,093     $       10.36
 Granted                                        102,000             19.36
 Exercised                                     (875,884)             6.31
 Cancelled                                     (268,653)            13.71
                                           ------------

Outstanding at January 2, 2005                1,593,556             12.59
 Granted                                         29,500             17.33
 Exercised                                     (575,148)             9.25
 Cancelled                                      (71,157)            17.83
                                           ------------

Outstanding at January 1, 2006                  976,751             14.33
    Granted                                           -                 -
    Exercised                                      (360)             4.51
    Cancelled                                  (196,563)            13.78
                                           ------------
Outstanding at December 31, 2006                779,828      $      14.47
					   ============

Exercisable at January 2, 2005                1,024,181      $       9.34
Exercisable at January 1, 2006                  976,751             14.33
Exercisable at December 31, 2006                779,828             14.47


The total intrinsic value of stock options exercised was $12.3 million, $8.9 million and $0 for fiscal 2004, 2005, and 2006, respectively.

Options outstanding as of December 31, 2006 had a weighted-average remaining contractual life of approximately six years and exercise prices ranging from $1.00 to $22.00 as follows:

                                                Exercise price of
                                -----------------------------------------------
                                   $1.00 to       $8.00 to         $15.00 to
                                   $7.00          $14.00           $22.00
                                -------------- --------------- ----------------

Options outstanding                 181,504       176,699           421,625
Weighted-average exercise price       $1.64        $14.49            $19.98
Weighted-average remaining
    contractual life               2.9 years     5.2 years         6.9 years
Options exercisable                 181,504       176,699           421,625
Weighted-average exercise price
    of exercisable options            $1.64        $14.49            $19.98


Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.2 million and $2.5 million for fiscal 2005 and 2006, respectively. The total grant date fair value of service-based share awards vested during fiscal 2005 and 2006 was $0 and $1.5 million, respectively.

Following is a summary of our service-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 219,431                  25.85
     Cancelled                               (13,000)                 29.45
                                          ----------
Outstanding at January 1, 2006               206,431                  25.62
     Granted                               1,275,900		       6.82
     Vested 				     (61,990)                 24.55
     Cancelled				     (89,274)		      20.36
					  ----------
Outstanding at December 31, 2006	   1,331,067	 $	       8.00
					  ==========

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.4 million and $0.6 million for performance-based stock grants was recognized for fiscal 2005 and 2006, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28, or EITF 00-23.

Following is a summary of our performance-based non-vested share activity:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at January 2, 2005                     -     $                -
     Granted                                 113,000                  23.79
     Cancelled                                (6,250)                 12.83
                                          ----------
Outstanding at January 1, 2006               106,750                  24.43
     Granted                                       -		          -
     Vested 				     (50,500)                 28.84
     Cancelled				     (31,250)		      12.83
					  ----------
Outstanding at December 31, 2006	      25,000	 $	      30.03
					  ==========

The total grant date fair value of performance-based share awards vested during fiscal 2005 and 2006 was $0 and $1.5 million, respectively.

Total compensation cost related to all non-vested awards that is not yet recognized was $8.1 million at December 31, 2006, and is expected to be recognized over a weighted-average period of approximately two years.


10. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is as follows (in thousands):

                                          January 2,   January 1, December 31,
                                             2005        2006         2006
                                          ----------  ----------  -----------
Cumulative translation adjustment
     Balance, beginning of year	          $    3,794  $    6,255  $     7,201
     Change in foreign currency
      cumulative translation adjustment,
		net of taxes       	       2,461         946          171
                                          ----------  ----------  -----------
     Balance, end of year                 $    6,255  $    7,201  $     7,372

Qualified cash flow hedging instruments
     Balance, beginning of year           $        -  $        -  $     2,808
     Change in fair value of interest
      rate swaps, net of taxes                     -       2,808       (1,002)
                                          ----------  ----------  -----------
     Balance, end of year                 $        -  $    2,808  $     1,806


Accumulated other comprehensive income
     Balance, end of year                 $    6,255  $   10,009  $     9,178
                                          ==========  ==========  ===========

11. Commitments and Contingencies

Operating Leases

Rent expense, including lease termination costs, for fiscal 2004, 2005, and 2006 totaled $126.1 million, $366.8 million and $474.7 million, respectively. Total sublease income for fiscal 2004, 2005, and 2006 was $0.4 million, $3.7 million and $5.3 million, respectively.

At December 31, 2006, the future minimum annual rental commitments and sublease income under non-cancelable operating leases were as follows (in thousands):

               -------------------------------------------
                                  Operating      Sublease
               Fiscal Year          Leases        Income
               -------------------------------------------
               2007                $376,012       $3,644
               2008                 306,644        2,794
               2009                 250,443        2,117
               2010                 186,960        1,722
               2011                 142,493        1,275
               Thereafter           215,630          830

Litigation

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. Following mediation, the parties agreed to settle the case and a memorandum of understanding was recently executed. The settlement is subject to preliminary and final approval of the court, and settlement papers are in the process of being prepared. The settlement, if approved, will be immaterial to our consolidated financial statements.

Hollywood was named as a defendant in a sexual harassment lawsuit filed in the Supreme Court of the State of New York, Bronx County on April 17, 2003. The action, filed by eleven former female employees, alleges that an employee, in the course of his employment as a store director for Hollywood, sexually harassed and assaulted certain of the plaintiffs and that Hollywood and its members of management failed to prevent or respond adequately to the employee's alleged wrongdoing. The plaintiffs seek unspecified damages, pre-judgment interest and attorneys' fees and costs. Hollywood and each of the plaintiffs have entered into a settlement agreement that will result in a complete dismissal of the case. The terms of the settlement are confidential. However, the settlement proceeds will be paid entirely by Hollywood's insurance carrier providing coverage for this claim.

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of December 31, 2006, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent a demand for arbitration, or the Demand, to us seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are completely without merit and intend to vigorously defend this matter.

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

At January 1, 2006, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $3.0 million of which $2.4 million relates to pre-
acquisition contingencies.   At December 31, 2006, the legal contingencies
reserve, net of expected recoveries from insurance carriers, was $1.8 million of which $1.3 million relates to pre-acquisition contingencies.

12. Related Party Transactions

We hold a one-third interest in ECHO, LLC, or ECHO, a supply sales and distribution company. We purchase office and store supplies and other business products from ECHO.

                                                Fiscal Year Ended
                                       -------------------------------------
                                       January 2,   January 1,  December 31,
                                          2005         2006         2006
                                       ----------   ----------  ------------
                                                  (in thousands)
Purchases from ECHO                    $   13,962   $   16,858  $     13,601
Distributions from ECHO                       151           27            89
Interest from ECHO                              5            -             -
Note receivable from ECHO                       -            -             -
Accounts payable to ECHO                      193          704            38


13. Segment Reporting and Geographic Information

With the acquisition of Hollywood in fiscal 2005, management began evaluating the operating results of the Company based on three segments, Movie Gallery, Hollywood Video, and Game Crazy. The segments are based on store branding. Movie Gallery represents 2,580 video stores serving mainly rural markets in the United States, Canada, and Mexico (in the fourth quarter of fiscal 2006 we closed our nine stores in Mexico); Hollywood Video represents 2,045 video stores serving predominantly urban markets; and Game Crazy represents 634 in-store departments and 17 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest, and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                     Fiscal Year Ended
                                      January 1, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  772,463 $  857,595  $      -  $1,630,058
Product sales               72,906     75,537   208,826     357,269
Depreciation and
 amortization               40,466     43,939     8,250      92,655
Rental amortization        107,670    105,471         -     213,141
Impairment of goodwill     161,731    361,219         -     522,950
Impairment of other
 intangible assets           4,940          -         -       4,940
Operating income(loss)    (161,528)  (303,349)  (11,502)   (476,379)
Goodwill, net                    -    118,404         -     118,404
Total assets               412,890    863,879   108,359   1,385,128
Purchases of property,
 furnishings and
 equipment                  47,725      9,866       607      58,198


                                     Fiscal Year Ended
                                     December 31, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  793,763 $1,236,488  $      -  $2,030,251
Product sales               77,641    109,257   324,784     511,682
Depreciation and
 amortization               42,198     56,187     9,919     108,304
Rental amortization        101,071    121,680         -     222,751
Impairment of goodwill           -          -         -           -
Impairment of other
 intangible assets               -          -         -           -
Operating income(loss)     (18,425)   116,823    (2,063)     96,335
Goodwill, net                  147    115,422         -     115,569
Total assets               347,709    702,500   103,068   1,153,277
Purchases of property,
 furnishings and
 equipment                  13,145      6,323       152      19,620


For fiscal 2004, there was only one reportable segment, which was Movie Gallery. Prior year consolidated results are the Movie Gallery segment totals for those periods.

All intercompany transactions are accounted for at book cost basis.

The following table sets forth our consolidated revenues and assets by geographic area. All intercompany balances and transactions have been eliminated.

                                                Fiscal Year Ended
                                       ---------------------------------------
                                       January 2,   January 1,    December 31,
                                          2005         2006           2006
                                       ----------  ------------   ------------
                                                  (in thousands)
Revenues:
 United States                         $  731,851  $  1,903,125   $  2,445,698
 Canada                                    58,931        83,295         94,822
 Mexico                                       395           907          1,413
                                       ----------  ------------   ------------
Total revenues                         $  791,177  $  1,987,327   $  2,541,933
                                       ==========  ============   ============

Assets (at end of fiscal year)
United States                          $  441,519  $  1,341,137   $  1,115,220
Canada                                     49,390        42,209         37,562
 Mexico                                     1,233         1,782            495
                                       ----------  ------------   ------------
Total assets                           $  492,142  $  1,385,128   $  1,153,277
                                       ==========  ============   ============


14. 401(k) Plans

Movie Gallery has established the Movie Gallery Retirement Savings Plan, or the Movie Gallery Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. On April 27, 2005, Movie Gallery assumed sponsorship of the Hollywood Entertainment 401(k) Retirement Savings Plan, or the Hollywood Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. We incurred savings plan expenses of $115,000, $412,000, and $683,000 for fiscal 2004, 2005 and 2006, respectively. The fiscal 2005 expenses include $244,000 of savings plan expenses incurred for the Hollywood Plan since April 27, 2005. In January 2007, the Movie Gallery Plan and Hollywood Plan merged into the Amended Restated Movie Gallery/Hollywood 401(k) Retirement Savings Plan for the benefit of employees meeting certain eligibility requirements.

15. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations (in thousands, except per share data):

                                      Thirteen Weeks Ended
                          ---------------------------------------------
                           April 3,   July 3,     October 2,  January 1,
                             2005      2005(1)      2005(1)     2006(1)
                          ---------  ---------    ---------   ----------

Revenues                  $ 233,791  $ 504,729    $ 572,442    $ 676,365
Gross profit                155,241    302,539      366,126      388,647
Net income                   18,393    (12,189)     (12,469)    (546,475)(2)
Basic earnings per share       0.59      (0.39)       (0.39)      (17.25)
Diluted earnings per share     0.58      (0.39)       (0.39)      (17.25)

(1) Reflects the consolidated results of Movie Gallery and Hollywood for the period subsequent to the merger on April 27, 2005.

(2) Reflects goodwill impairment of Movie Gallery and Hollywood Video reporting units. Reflects impairment charge for customer lists to reduce carrying value to fair value. See Note 6 for additional information on 2005 impairment charges.

                                      Thirteen Weeks Ended
                          ------------------------------------------------
                           April 2,    July 2,    October 1,  December 31,
                             2006       2006         2006         2006
                          ---------  ---------    ---------   ------------

Revenues                  $ 694,365  $ 601,285    $ 582,989   $    663,294
Gross profit                426,909    368,968      363,240        370,965
Net income                   40,347    (14,898)     (36,111)       (15,058)
Basic earnings per share       1.27      (0.47)       (1.13)         (0.47)
Diluted earnings per share     1.27      (0.47)       (1.13)         (0.47)


16. Consolidating Financial Information

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc., or the Parent, on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes, or the Subsidiary Guarantors, which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the non-guarantor subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Fiscal Year Ended January 2, 2005
(in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 675,754  $  53,413 $       - $ 729,167
  Product sales                     -    56,096      5,914         -    62,010
                            --------- ---------  --------- --------- ---------
Total revenue                       -   731,850     59,327         -   791,177

Cost of sales:
  Cost of rental revenue            -   193,229     14,931         -   208,160
  Cost of product sales             -    37,993      3,949         -    41,942
                            --------- ---------  --------- --------- ---------
Gross profit                        -   500,628     40,447         -   541,075


Operating costs and expenses:
 Store operating expenses           -   367,991     27,434         -   395,425
 General and administrative       110    51,209      4,156         -    55,475
 Amortization of intangibles        -     2,448        153         -     2,601
                            ---------  --------  --------- --------- ---------
Operating income(loss)           (110)   78,980      8,704         -    87,574

Interest expense, net               9      (660)        27         -      (624)
Equity in losses of
 unconsolidated entities       (5,746)        -          -         -    (5,746)
Equity in earnings of
 subsidiaries                  53,139     5,263          -   (58,402)        -
                            ---------  --------   -------- --------- ---------
Income before income
 taxes                         47,292    83,583      8,731   (58,402)   81,204
Income taxes (benefit)         (2,196)   30,444      3,468         -    31,716
                            ---------  --------   --------  --------  --------
Net income (loss)           $  49,488  $ 53,139      5,263  $(58,402) $ 49,488
                            =========  ========   ========  ========  ========


Consolidating Statement of Operations
Fiscal Year Ended January 1, 2006
(in thousands)

                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                            --------- ---------- ---------   -------  ---------
Revenue:
  Rentals                   $       - $1,555,141 $ 74,917    $     - $1,630,058
  Product sales                     -    347,985    9,284          -    357,269
                            --------- ---------- --------    -------  ---------
Total revenue                       -  1,903,126   84,201          -  1,987,327

Cost of sales:
  Cost of rental revenue            -    480,254   22,619          -    502,873
  Cost of product sales             -    265,535    6,365          -    271,900
                            --------- ---------- --------    -------  ---------
Gross profit                        -  1,157,337   55,217          -  1,212,554


Operating costs and expenses:
 Store operating expenses           -    982,671   44,448          -  1,027,119
 General and administrative       454    124,715    4,890          -    130,059
 Amortization of intangibles        -      3,602      263          -      3,865
 Impairment of goodwill             -    498,718   24,232          -    522,950
 Impairment of other
  intangibles                       -      4,086      854          -      4,940
                             ---------  --------- --------    ------- ---------
Operating loss                   (454)  (456,455) (19,470)         -  (476,379)

Interest expense, net         (46,363)   (21,853)    (313)         -   (68,529)
Write off of bridge
 financing                     (4,234)         -        -          -    (4,234)
Losses of
 unconsolidated entities         (806)         -        -          -      (806)
Equity in earnings of
 subsidiaries                (515,948)   (19,048)       -    534,996         -
                            ---------  ---------  -------    -------  ---------
Loss before income
 taxes                       (567,805)  (497,356) (19,783)   534,996  (549,948)
Income taxes (benefit)        (15,065)    18,592     (735)         -     2,792
                            ---------  --------- --------   --------  ---------
Net loss                    $(552,740) $(515,948)$(19,048) $ 534,996 $(552,740)
                            =========  ========= ========  =========  =========


Consolidating Statement of Operations
Fiscal Year Ended December 31, 2006
(in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                            --------- ---------- ---------   -------  ---------
Revenue:
  Rentals                   $       - $1,944,036 $  86,215   $     - $2,030,251
  Product sales                     -    501,662    10,020         -    511,682
                            --------- ---------- ---------   -------  ---------
Total revenue                       -  2,445,698    96,235         -  2,541,933

Cost of sales:
  Cost of rental revenue            -    594,617    32,301         -    626,918
  Cost of product sales             -    376,472     8,461         -    384,933
                            --------- ---------- ---------   -------  ---------
Gross profit                        -  1,474,609    55,473         -  1,530,082


Operating costs and expenses:
 Store operating expenses           -  1,196,561    54,238         -  1,250,799
 General and administrative     8,832    165,951     5,370         -    180,153
 Amortization of intangibles        -      2,696       142         -      2,838
 Other (income)/expenses	    -	       -       (43)	   -        (43)
                            ---------  --------- ---------   -------  ---------
Operating income (loss)        (8,832)   109,401    (4,234)        -     96,335

Interest expense, net         (81,066)   (38,591)     (753)        -   (120,410)
Equity in earnings(losses)
 of subsidiaries               64,409     (3,772)        -   (60,637)         -
                            ---------  ---------  --------   -------   --------
Income(loss) before income
 taxes                        (25,489)    67,038    (4,987)  (60,637)   (24,075)
Income taxes (benefit)            231      2,629    (1,215)        -      1,645
                            ---------  ---------  --------   -------  ---------
Net income (loss)           $ (25,720) $  64,409  $ (3,772) $(60,637) $ (25,720)
                            =========  =========  ========  ========= =========

Condensed Consolidating Balance Sheet
January 1, 2006
(in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents  $       - $ 133,901 $ 1,337 $          $   135,238
 Merchandise inventory, net         -   132,757   3,693                136,450
 Prepaid expenses                  19    39,495   1,879                 41,393
 Store supplies and other           -    22,177   2,017                 24,194
                            --------- --------- ------- ----------- ----------
Total current assets               19   328,330   8,926           -    337,275

Rental inventory, net               -   354,091  17,474           -    371,565
Property, furnishings and
 equipment, net                     -   315,604  16,614           -    332,218
Goodwill, net                       -   118,404       -           -    118,404
Other intangibles, net              -   184,271     400           -    184,671
Deposits and other assets      32,292     8,127     576           -     40,995
Investments in subsidiaries   902,135    19,790       -    (921,925)         -
                           ---------- --------- ------- ----------- ----------
Total assets               $  934,446$1,328,617 $43,990 $  (921,925)$1,385,128
                           ========== ========= ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  Long-term obligations    $   77,557  $    533 $    56  $        - $   78,146
 Current maturities of
  financing obligations             -     4,492       -           -      4,492
 Accounts payable                   -   230,436   6,553           -    236,989
 Accrued liabilities          (13,378)   99,608   2,230           -     88,460
 Accrued payroll                  386    37,164   1,074           -     38,624
 Accrued interest               7,130        58      32           -      7,220
 Deferred revenue                   -    38,709     491           -     39,200
                            --------- --------- -------  ----------  ---------
Total current liabilities      71,695   411,000  10,436           -    493,131

Long-term obligations, less
 current portion            1,075,682       538   6,863           -  1,083,083
Other accrued liabilities           -    20,209   1,453           -     21,662
Deferred income taxes               -      (345)    415           -         70
Intercompany promissory note
 (receivable)                (384,200)  384,200       -           -          -
Payable to (receivable from)
 affiliate                    384,087  (389,120)  5,033           -          -
Stockholders' equity
 (deficit)                   (212,818)  902,135  19,790    (921,925)  (212,818)
                           ---------- --------- ------- ----------- ----------
Total liabilities and
 stockholders' equity
  (deficit)                $  934,446$1,328,617 $43,990 $  (921,925)$1,385,128
                           ========== ========= ======= =========== ==========


Condensed Consolidating Balance Sheet
December 31, 2006
(in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ----------
Assets
Current assets:
 Cash and cash equivalents  $       - $   29,274 $ 3,679 $         - $   32,953
 Merchandise inventory, net         -    136,887   3,727           -    140,614
 Prepaid expenses                   -     43,683   1,641           -     45,324
 Store supplies and other           -     18,764   1,447           -     20,211
 Deferred income taxes, net	    -          -     209           -        209
                            ---------  ---------  ------  -----------  --------
Total current assets                -    228,608  10,703           -    239,311

Rental inventory, net               -    326,183  13,798           -    339,981
Property, furnishings and
 equipment, net                     -    230,146  12,789           -    242,935
Goodwill, net                       -    115,556      13           -    115,569
Other intangibles, net              -    181,646     266           -    181,912
Deferred income taxes, net          -          -       -           -          -
Deposits and other assets      28,906      4,175     488           -     33,569
Investments in subsidiaries   878,144     16,833       -    (894,977)         -
                           ----------  --------- ------- ----------- ----------
Total assets               $  907,050 $1,103,147 $38,057 $  (894,977)$1,153,277
                           ==========  ========= ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations    $    4,500  $     80 $     -  $        - $     4,580
 Accounts payable                   -    81,007   5,373           -      86,380
 Accrued liabilities              858    79,262     312           -      80,432
 Accrued payroll                  534    45,568   1,794           -      47,896
 Accrued interest               6,567        13     194           -       6,774
 Deferred revenue                   -    41,362     693           -      42,055
                            --------- --------- -------  ----------  ----------
Total current liabilities      12,459   247,292   8,366           -     268,117

Long-term obligations, less
 current portion            1,087,425       450       -           -   1,087,875
Other accrued liabilities           -    31,346   2,370           -      33,716
Intercompany promissory note
 (receivable)                (384,200)  384,200       -           -           -
Payable to (receivable from)
 affiliate                    427,797  (438,285) 10,488           -           -
Stockholders' equity
 (deficit)                   (236,431)  878,144  16,833    (894,977)   (236,431)
                           ---------- --------- ------- ----------- -----------
Total liabilities and
 stockholders' equity
  (deficit)                $  907,050$1,103,147 $38,057 $  (894,977)$ 1,153,277
                           ========== ========= ======= =========== ===========


Consolidating Condensed Statement of Cash Flow
Fiscal Year Ended January 2, 2005
(in thousands)

                             -------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-    Consol-
                              Parent   iaries    iaries     ations     idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)            $ 49,488 $  53,139 $   5,263  $(58,402) $  49,488
Equity in earnings of
 subsidiaries                 (53,139)   (5,263)        -    58,402         -
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   132,691    11,830         -    144,521
Purchases of rental inventory       -  (137,022)  (13,902)        -   (150,924)
Purchases of rental inventory
 base stock                         -   (13,757)   (1,859)        -    (15,616)
Depreciation and
 intangibles amortization           -    34,035     2,150         -     36,185
Stock based compensation (non
 cash)                             64         -         -         -         64
Tax benefit of stock
 options exercised              4,305         -         -         -      4,305
Deferred income taxes               -    15,638     3,468         -     19,106
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -      (315)     (176)        -       (491)
  Other current assets              -       124      (624)        -       (500)
  Deposits and other assets     2,344      (708)     (300)        -      1,336
  Accounts payable                  -    (2,304)      342         -     (1,962)
  Accrued liabilities and
   deferred revenue            (2,191)    5,995       557         -      4,361
  Intercompany payable/
   receivable                       -    (1,948)    1,948         -          -
                            --------- ---------  --------  --------  ---------
Net cash provided by
 operating activities             871    80,305     8,697         -     89,873

Investing Activities:
Business acquisitions,
 net of cash acquired               -   (12,186)     (776)        -    (12,962)
Purchases of property,
 furnishings and equipment          -   (40,960)   (5,547)        -    (46,507)
Investment in subsidiaries    (11,408)   (4,275)        -    15,683          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                   (11,408)  (57,421)  (6,323)    15,683    (59,469)


Financing Activities:
Proceeds from exercise
 of stock options               5,523         -         -         -      5,523
Proceeds from employee
 stock purchase plan              403         -         -         -        403
Purchases and retirement
 of common stock              (47,390)        -         -         -    (47,390)
Capital contribution from
 parent                             -    11,408     4,275   (15,683)         -
Dividend to parent             55,891   (55,891)        -         -          -
Payment of dividends           (3,889)        -         -         -     (3,889)
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                    10,538   (44,483)    4,275   (15,683)   (45,353)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     2,461         -         -      2,461
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          1   (19,138)    6,649         -    (12,488)

Cash and cash equivalents at
 beginning of period                -    34,849     3,157         -     38,006
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      1 $  15,711  $  9,806  $      -  $  25,518
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Fiscal Year Ended January 1, 2006
(in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-   Consol-
                              Parent   iaries    iaries     ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)           $(552,740)$(515,948)$ (19,048) $534,996  $(552,740)
Equity in earnings of
 subsidiaries                 515,948    19,048        -   (534,996)         -
Adjustments to reconcile
 net income (loss) to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   201,156    11,985         -    213,141
Purchases of rental inventory       -  (189,551)  (12,534)        -   (202,085)
Purchases of rental inventory
 base stock                         -   (18,502)   (1,865)        -    (20,367)
Depreciation and
 intangibles amortization           -    89,170     3,485         -     92,655
Gain on sale of property,
 furnishings and equipment          -      (494)        -         -       (494)
Amortization of debt
 issuance cost                  3,659         -         -         -      3,659
Impairment of goodwill              -   498,718    24,232         -    522,950
Impairment of other
 intangibles                        -     4,086       854         -      4,940
Stock based compensation (non
 cash)                          1,030       588         -         -      1,618
Deferred income taxes               -     7,021    (1,865)        -      5,156
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Extended viewing fees
   receivable, net                  -    21,369         -         -     21,369
  Merchandise inventory             -    11,009        35         -     11,044
  Other current assets              4    (1,653)   (1,443)        -     (3,092)
  Deposits and other assets       517      (516)        8         -          9
  Accounts payable                  -    (1,688)   (2,447)        -     (4,135)
  Accrued interest              7,130      (252)       32         -      6,910
  Accrued liabilities and
   deferred revenue           (10,248)   42,223      (378)        -     31,597
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) operating
  activities                 (34,700)   165,784     1,051         -    132,135

Investing Activities:
Business acquisitions,
 net of cash acquired      (1,092,281)   12,005   (16,410)        - (1,096,686)
Purchases of property,
 furnishings and equipment          -   (53,034)   (5,164)        -    (58,198)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     3,672         -         -      3,672
Investment in subsidiaries       (335)   (8,192)        -     8,527          -
                            --------- ---------  --------  --------  ---------
Net cash used in investing
 activities                (1,092,616)  (45,549)  (21,574)    8,527 (1,151,212)


Financing Activities:
Repayment of capital
 lease obligations                  -      (426)        -         -       (426)
Intercompany payable/
 receivable                   384,285  (383,124)   (1,161)        -          -
Change in intercompany
 promissory note             (384,200)  384,200         -         -          -
Net borrowings on credit
 facilities                         -         -     6,862         -      6,862
Long term debt financing
 fees                         (32,484)        -         -         -    (32,484)
Proceeds from issuance of
 long-term debt             1,166,120         -         -         -  1,166,120
Principal payments on
 long-term debt               (13,251)        -    (1,842)        -    (15,093)
Proceeds from exercise
 of stock options               5,319         -         -         -      5,319
Proceeds from employee
 stock purchase plan              379         -         -         -        379
Capital contribution from
 parent                             -       332     8,195    (8,527)         -
Dividend to parent              3,973    (3,973)        -         -          -
Payment of dividends           (2,826)        -         -         -     (2,826)
                            ---------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                 1,127,315    (2,991)   12,054    (8,527) 1,127,851

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       946         -         -        946
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents         (1)  118,190    (8,469)        -    109,720

Cash and cash equivalents at
 beginning of period                1    15,711     9,806         -     25,518
                            --------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period           $       - $ 133,901  $  1,337  $      -  $ 135,238
                            ========= =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Fiscal Year Ended December 31, 2006
(in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-   Consol-
                              Parent   iaries    iaries     ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)           $ (25,720)$  64,409  $ (3,772) $(60,637) $ (25,720)
Equity in earnings of
 subsidiaries                 (64,409)    3,772         -    60,637          -
Adjustments to reconcile
 net income (loss) to cash
 provided by operating
 activities:
Rental inventory
 amortization                       -   206,616    16,135         -    222,751
Purchases of rental inventory       -  (167,769)  (12,185)        -   (179,954)
Purchases of rental inventory
 base stock                         -   (10,939)     (274)        -    (11,213)
Depreciation and
 intangibles amortization           -   102,592     5,712         -    108,304
Accretion of asset retirement
 Obligations			    -	  3,031	       71	  -	 3,102
Gain on sale of property,
 furnishings and equipment          -      (981)       29         -       (952)
Amortization of debt
 issuance cost                  6,661         -         -         -      6,661
Impairment of goodwill              -         -         -         -          -
Impairment of other
 intangibles                        -         -         -         -          -
Stock based compensation (non
 cash)                          2,693       389         -         -      3,082
Deferred income taxes               2       343      (624)        -       (279)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    (4,018)      (33)        -     (4,051)
  Other current assets             19    (1,181)      807         -       (355)
  Deposits and other assets     1,805     3,846        88         -      5,739
  Accounts payable                  -  (148,690)   (1,181)        -   (149,871)
  Accrued interest              2,346         3       162         -      2,511
  Accrued liabilities and
   deferred revenue            14,143    (3,073)     (604)        -     10,466
                            --------- ---------  --------  --------  ---------
Net cash (used in) provided by
 (used in) operating
  activities                  (62,460)   48,350     4,331         -     (9,779)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (300)      (19)        -       (319)
Purchases of property,
 furnishings and equipment          -   (18,299)   (1,321)        -    (19,620)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     5,027         -         -      5,027
Investment in subsidiaries     88,572      (815)        -   (87,757)         -
                            ---------  ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
 activities                    88,572   (14,387)   (1,340)  (87,757)   (14,912)


Financing Activities:
Repayment of capital
 lease obligations                  -      (541)        -         -       (541)
Intercompany payable/
 receivable                    44,194   (49,648)    5,454         -          -
Net borrowings on credit
 facilities                    15,024         -    (6,861)        -      8,163
Long term debt financing
 fees                          (5,528)        -         -         -     (5,528)
Principal payments on
 long-term debt               (79,802)        -       (57)        -    (79,859)
Capital contribution from
 parent                             -         -       815      (815)         -
Dividend to parent                  -   (88,572)        -    88,572          -
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                   (26,112) (138,761)     (649)   87,757    (77,765)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       171         -         -        171
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          -  (104,627)    2,342         -   (102,285)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  29,274  $  3,679  $      -  $  32,953
                             ======== =========  ========  ========  =========


Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Movie Gallery, Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery, Inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery, Inc. at December 31, 2006, and January 1, 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Movie Gallery, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effectiveness of, internal control over financial reporting.


                                                   /s/ Ernst & Young LLP


Portland, Oregon
March 15, 2007