Form 10-Q
period 2007-04-01
MOVIE GALLERY INC
filed 2007-05-11
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 1, 2007

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of May 1, 2007 was 31,892,240.


Part I - Financial Information

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Forward-looking statements include statements regarding our ability to comply with the covenants contained in our senior credit facility, our ability to make projected capital expenditures and our ability to achieve cost savings in connection with our acquisition of Hollywood Entertainment Corporation, as well as general market conditions, competition and pricing.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including, but not limited to, risks and uncertainties that:

-  revenues are less than projected;

- we are unable to comply with the financial covenants contained in our senior credit facility;

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

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and, in that regard, we caution the readers of this quarterly report on Form 10-Q that the important factors described under Part II, Item 1A. Risk Factors in this quarterly report on Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.


Item 1. Financial Statements

                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             --------------------------
                                              December 31,    April 1,
                                                  2006          2007
                                             ------------  ------------
                                                            (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $     32,953  $     27,335
 Merchandise inventory, net                       140,614       149,008
 Prepaid expenses                                  45,324        44,447
 Store supplies and other                          20,211        18,622
 Deferred income taxes                                209             -
                                             ------------  ------------
Total current assets                              239,311       239,412

Rental inventory, net                             339,981       333,953
Property, furnishings and equipment, net          242,935       228,392
Goodwill                                          115,569       115,569
Other intangibles, net                            181,912       181,220
Deferred income taxes, net                              -            44
Deposits and other assets                          33,569        37,469
                                             ------------  ------------
Total assets                                 $  1,153,277  $  1,136,059
                                             ============  ============
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $      4,580  $      8,394
 Accounts payable                                  86,380        77,750
 Accrued liabilities                               80,432        73,025
 Accrued payroll                                   47,896        43,602
 Accrued interest                                   6,774        20,340
 Deferred revenue                                  42,055        38,445
                                             ------------  ------------
Total current liabilities                         268,117       261,556

Long-term obligations, less current portion     1,087,875     1,091,632
Other accrued liabilities                          33,716        33,586
                                             ------------  ------------
                                                1,389,708     1,386,774
Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                         -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,840 and 31,893
 shares issued and outstanding, respectively           32            32
Additional paid-in capital                        197,961       199,204
Accumulated deficit                              (443,602)     (458,468)
Accumulated other comprehensive income              9,178         8,517
                                             ------------  ------------
Total stockholders' deficit                      (236,431)     (250,715)
                                             ------------  ------------
Total liabilities and stockholders' deficit  $  1,153,277  $  1,136,059
                                             ============  ============

The accompanying notes are an integral part of this financial statement.


                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                                   Thirteen Weeks Ended
                                                  -----------------------
                                                    April 2,     April 1,
                                                     2006          2007
                                                  ----------   ----------
Revenue:
  Rentals                                         $  570,427   $  511,045
  Product sales                                      123,938      136,650
                                                  ----------   ----------
Total revenue                                        694,365      647,695

Cost of sales:
  Cost of rental revenue                             173,577      155,023
  Cost of product sales                               93,879      103,388
                                                  ----------   ----------
Gross profit                                         426,909      389,284

Operating costs and expenses:
  Store operating expenses                           311,727      307,984
  General and administrative                          46,941       46,964
  Amortization of intangibles                            733          695
  Other expenses                                           -           22
                                                  ----------   ----------
Operating income                                      67,508       33,619

Interest expense, net (includes $17,538
 write off of debt issuance costs for the
 thirteen weeks ended April 1, 2007)                  27,454       47,800
                                                  ----------   ----------
Income (loss) before income taxes                     40,054      (14,181)
Income taxes (benefit)                                  (293)         685
                                                  ----------   ----------
Net income (loss)                                 $   40,347   $  (14,866)
                                                  ==========   ==========

Net income (loss) per share:
  Basic                                           $     1.27   $    (0.47)
  Diluted                                         $     1.27   $    (0.47)

Weighted average shares outstanding:
  Basic                                               31,691       31,848
  Diluted                                             31,754       31,848


The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                   Thirteen Weeks Ended
                                                  -----------------------
                                                   April 2,      April 1,
                                                     2006          2007
                                                  ---------    ----------
Operating activities:
Net income (loss)                                 $  40,347     $ (14,866)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Rental inventory amortization                      65,372        49,323
  Purchases of rental inventory, net                (45,943)      (42,974)
  Purchases of rental inventory-base stock           (5,903)         (184)
  Depreciation and intangibles amortization          26,718        21,842
  Stock based compensation                              420           709
  Amortization of debt issuance cost                  1,532         1,640
  Write off of debt issuance cost                         -        17,538
  Other non-cash (income) expense                         -          (913)
  Deferred income taxes                                   -           161
Changes in operating assets and liabilities,
 net of business acquisitions:
  Merchandise inventory                               9,465        (8,356)
  Other current assets                               (5,558)        2,615
  Deposits and other assets                             946           279
  Accounts payable                                 (104,012)       (8,659)
  Accrued interest                                    8,655        13,567
  Accrued liabilities and deferred revenue          (12,636)      (14,939)
                                                  ---------     ---------
Net cash provided by (used in) operating
 activities                                         (20,597)       16,783

Investing activities:
Business acquisitions, net of cash acquired            (243)       (3,129)
Purchase of property, furnishings and equipment      (8,983)       (1,099)
Proceeds from disposal of property,
 furnishings and equipment                              533             -
                                                  ---------     ---------
Net cash used in investing activities                (8,693)       (4,228)

Financing activities:
Repayments on capital lease obligations                (163)          (51)
Net borrowings (repayments) on credit facilities     (6,862)      (15,024)
Debt financing fees                                  (5,528)      (23,239)
Proceeds from the issuance of debt                        -       775,000
Principal payments on debt                          (58,839)     (754,858)
                                                  ---------     ---------
Net cash used in financing activities               (71,392)      (18,172)

Effect of exchange rate changes on cash
 and cash equivalents                                   (88)           (1)
                                                  ---------     ---------
Decrease in cash and cash
 equivalents                                       (100,770)       (5,618)

Cash and cash equivalents at
 beginning of period                                135,238        32,953
                                                  ---------     ---------
Cash and cash equivalents
   at end of period                               $  34,468     $  27,335
                                                  =========     =========

Supplemental noncash investing and financing
 activities:
Change in construction phase assets               $   2,331     $       -
Borrowings of capital lease obligations                   -         2,365

The accompanying notes are an integral part of this financial statement.


                               Movie Gallery, Inc.
               Notes to Consolidated Financial Statements (Unaudited)
                                April 1, 2007


1.  Accounting Policies

References herein to "Movie Gallery", the "Company", "we", "our", or "us" refer to Movie Gallery, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hollywood" refer to Hollywood Entertainment Corporation.

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' deficit or net income (loss). For the thirteen weeks ended April 2, 2006, $2.4 million in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate fixed assets.

Stock-Based Compensation

Effective January 2, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment," or SFAS No. 123(R), which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

Earnings/Loss Per Share

Basic earnings/loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock issuable upon the assumed exercise of dilutive common stock options and non-vested shares for the periods presented. For the thirteen weeks ended April 2, 2006, dilutive common stock options exercisable into 64,000 shares of common stock were included in the calculation of diluted earnings per share. Due to our loss for the thirteen weeks ended April 1, 2007, common stock options exercisable into 71,000 shares of common stock were excluded from the calculation of diluted loss per share, as their inclusion in the diluted loss per share calculation would have been anti-dilutive.

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, which for us was our fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See footnote 3 "Income Taxes" for further discussion.

In September 2006, the Securities and Exchange Commission, or SEC, staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108. SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or
(ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006, and effective for our fiscal year beginning January 1, 2007. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for our fiscal year beginning January
7, 2008.   We are in the process of evaluating the effect of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for our fiscal year beginning
January 7, 2008.   We are in the process of evaluating the effect of SFAS No.
159 on our financial statements.

2. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                              -----------  ----------
                                              December 31,   April 1,
                                                  2006         2007
                                              -----------  ----------
        Land and buildings                    $    19,716  $   19,719
        Fixtures and equipment                    240,075     242,076
        Leasehold improvements                    279,009     277,159
        Asset removal obligation                    5,860       5,791
        Equipment under capital lease               1,659       4,024
                                              -----------  ----------
                                                  546,319     548,769
        Less accumulated depreciation
         and amortization                        (303,384)   (320,377)
                                              -----------  ----------
                                              $   242,935  $  228,392
                                              ===========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.8 and $1.1 million at December 31, 2006 and April 1, 2007, respectively. Depreciation expense related to property, furnishings and equipment was $25.0 million and $21.1 million for the thirteen weeks ended April 2, 2006 and April 1, 2007, respectively.

3. Income Taxes

The effective tax rate was a benefit of 0.7% and a provision of 4.8% for the thirteen weeks ended April 2, 2006 and April 1, 2007, respectively. The projected annual effective tax rate is a provision of 27.3%, which differs from the provision of 4.8% for the quarter ended April 1, 2007 due to changes in the proportion of income earned from foreign operations and various state income tax changes.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated balance sheet or statement of operations. The amount of unrecognized benefits as of January 1, 2007 is $11.2 million, of which $4.8 million would impact our effective rate, if realized. There were no material changes to the unrecognized benefits during the thirteen weeks ended April 1, 2007.

It is reasonably possible that a refund claim filed for the 2002 tax year will be settled by the end of fiscal 2007. The Company had filed amended federal and state returns that claimed refunds of approximately $3.0 million for the 2002 tax year. This refund claim is included in our unrecognized benefits as of January 1, 2007. Besides this 2002 tax year refund claim, we cannot estimate a range of change for additional unrecognized tax benefits.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we had recorded a liability of approximately $258,000 for the payment of interest and penalties.

All statutes of limitations related to federal income tax returns of Movie Gallery, Inc. are closed through 2001. The statutes related to federal tax returns of Hollywood Entertainment Corporation are closed through 1997. Due to net operating losses generated in 1998 and later years, the statute of limitations remains open for those years to the extent of the unused net operating losses.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Also, the Company and its subsidiaries generated net operating losses for state purposes in certain states, which have the effect of extending the statute of limitations in those states.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                    December 31, 2006        April 1, 2007
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $    147  $          -  $    147  $          -
     Hollywood Video    -        115,422             -   115,422             -
                                --------  ------------  --------  ------------
Total goodwill                  $115,569  $          -  $115,569  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,263  $    (10,880) $ 12,269  $   (11,061)
Trademarks:
 Hollywood Video   Indefinite    170,977             -   170,977            -
 Game Crazy         15 years       4,000          (444)    4,000         (511)
Customer lists       5 years       8,994        (2,998)    8,994       (3,448)
                                --------  ------------  --------  ------------
                                $196,234  $    (14,322) $196,240  $   (15,020)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

                     2007                           1,999
                     2008                           2,474
                     2009                           2,288
                     2010                             958
                     2011                             292
                     2012                             269

The changes in the carrying amounts of goodwill for the fiscal year ended December 31, 2006 and the thirteen weeks ended April 1, 2007, are as follows (in thousands):

          Net balance as of January 1, 2006           $   118,404
          Goodwill acquired                                   147
          Change in goodwill                               (2,982)
                                                      -----------
          Net balance as of December 31, 2006         $   115,569
                                                      -----------
          Goodwill acquired                                     -
          Change in goodwill                                    -
                                                      -----------
          Net balance as of April 1, 2007             $   115,569
                                                      ===========

5. Store Closure, Merger and Restructuring Reserves

Store Closure

We continue to evaluate underperforming stores and stores that have overlap trade areas in our Movie Gallery, Hollywood Video and Game Crazy segments. During the thirteen weeks ended April 1, 2007, we closed 54 underperforming stores. We recognized $0.9 million in store closure expenses, of which $0.5 million is related to losses on the disposal of fixed assets for the thirteen weeks ended April 1, 2007.

                                       Movie    Hollywood
                                      Gallery     Video       Total
                                    ----------  ---------   ---------
Store closure reserve:

Balance as of January 1, 2006       $   10,112  $   3,613   $  13,725
Additions and adjustments                3,344       (145)      3,199
Payments                                (5,474)      (773)     (6,247)
                                    ----------  ---------   ---------
Balance as of December 31, 2006     $    7,982  $   2,695   $  10,677
Additions and adjustments                  (34)       435         401
Payments                                (1,174)      (211)     (1,385)
                                    ----------  ---------   ---------
Balance as of April 1, 2007         $    6,774  $   2,919   $   9,693
                                    ==========  =========   =========

Restructuring

During fiscal 2005 and fiscal 2006, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," we established and maintained restructuring reserves in the Hollywood segment for Hollywood executives and other employees that were terminated shortly after the merger with Hollywood in fiscal 2005, including some employees that were terminated as part of our integration efforts. During this same time, we also established and maintained restructuring reserves in the Movie Gallery segment for termination benefits associated with the relocation or elimination of positions according to our plan of integration. Severance, retention incentives and outplacement services costs are recognized in store operating expenses and general and administrative expense.

A summary of our restructuring reserve activity is as follows:

                                       Movie    Hollywood
                                      Gallery     Video      Total
Termination benefits:               ----------  ---------   --------

Balance as of January 1, 2006       $    1,190  $   4,116   $  5,306
Additions and adjustments                1,135          -      1,135
Payments                                (1,985)    (3,034)    (5,019)
                                    ----------  ---------   --------
Balance as of December 31, 2006     $      340  $   1,082   $  1,422
Additions and adjustments                   17          -         17
Payments                                  (235)    (1,082)    (1,317)
                                    ----------  ---------   --------
Balance as of April 1, 2007         $      122  $       -   $    122
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $        -  $       -   $      -
Total termination
 benefits cost                      $    2,342  $   6,655   $  8,997


6. Long Term Obligations

Long term debt consists of the following (in thousands):


                                          December 31,    April 1,
           Instrument                        2006           2007
-----------------------------------       -----------   ------------

Movie Gallery Senior Notes                $   322,044   $    322,182
April 2005 Credit Facility
 Term A Loan                                   66,787              -
 Term B Loan                                  688,070              -
 Revolving credit facility                     15,024              -
March 2007 Credit Facility
 First lien term loan                               -        600,000
 Second lien term loan                              -        175,000
 Revolving credit facility                          -              -
Hollywood senior subordinated notes               450            450
Capital leases                                     80          2,394
                                          ------------  ------------
Total                                        1,092,455     1,100,026
Less current portion                            (4,580)       (8,394)
                                          ------------  ------------
                                          $  1,087,875  $  1,091,632
                                          ============  ============

March 2007 Credit Facility

On March 8, 2007, we entered into a new $900 million senior secured credit facility, or the March 2007 Credit Facility. The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility that we entered into in April 2005 in connection with the acquisition of Hollywood, or the April 2005 Credit Facility.

We accounted for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and in the first quarter of fiscal 2007 we recognized a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility. In addition, we have deferred $23.2 million in debt financing fees related to the March 2007 Credit Facility, which will be expensed over the term of the March 2007 Credit Facility.

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

For details of the interest rates and maturity dates for the March 2007 Credit Facility see Item 2. Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

Interest Rate Hedges

Our March 2007 Credit Facility requires that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt is to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

On April 3, 2007, we executed a floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of April 5, 2007 and a termination date of June 29, 2007. Under the terms of this swap agreement, we will pay fixed interest on the $225.0 million at a rate of 5.348% and receive floating interest based on a linear interpolation of two-month and three-month LIBOR for the 85 days covering the term of this swap. Also on April 3, 2007, we executed a forward-starting floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of June 29, 2007 and a termination date of June 30, 2010. Under the terms of this forward-starting swap agreement, we will pay fixed interest on the $225.0 million at a rate of 5.128% and receive floating interest based on three-month LIBOR.

7. Stock Based Compensation

We recognize stock-based compensation expense in accordance with SFAS No.
123(R).

Stock options granted under our stock plans have a ten-year term and generally vest over four years. There was no expense recognized related to stock options in the thirteen weeks ending April 2, 2006 or April 1, 2007, as all of our outstanding options were fully vested as of the end of fiscal 2005.

Following is a summary of our stock option activity for the thirteen weeks ending April 1, 2007:

					 	          Weighted-
				         Options       Average Exercise
				       Outstanding     Price Per Share
				      -------------    ----------------

Outstanding at December 31, 2006            779,828               14.47
  Grant                                           -		      -
  Exercised                                       -                   -
  Cancelled                                  (7,750)              15.68
                                      -------------    ----------------
Outstanding at April 1, 2007		    772,078               14.46

Exercisable at December 31, 2006            779,828               14.47
Exercisable at April 1, 2007                772,078               14.46


Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $0.3 million and $0.7 million for the thirteen weeks ending April 2, 2006 and April 1, 2007, respectively. The total grant date fair value of service-based share awards vested during the thirteen weeks ending April 2, 2006 and April 1, 2007 was $1.1 million and $0.7 million, respectively.

Following is a summary of our service-based non-vested share activity for the thirteen weeks ending April 1, 2007:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at December 31, 2006           1,331,067	 $             8.00
     Granted                                       -                      -
     Vested 			             (27,505)                 24.06
     Cancelled				     (27,000)                  6.93
					  ----------
Outstanding at April 1, 2007		   1,276,562                   7.68
					  ==========

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.1 million and $0 for performance-based stock grants was recognized for the thirteen weeks ending April 2, 2006 and April 1, 2007, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28, or EITF 00-23. The total grant date fair value of performance-based share awards vested during the thirteen weeks ending April 2, 2006 and April 1, 2007 was $1.2 million and $0.8 million, respectively.

Following is a summary of our performance-based non-vested share activity for the thirteen weeks ending April 1, 2007:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at December 31, 2006	      25,000	 $            30.03
     Granted                                       -		          -
     Vested 				     (25,000)                 30.03
     Cancelled					   - 			  -
					  ----------
Outstanding at April 1, 2007 		           -			  -
					  ==========

Total compensation cost related to all non-vested awards that is not yet recognized was $6.8 million at April 1, 2007 and is expected to be recognized over a weighted-average period of approximately two years.

8.  Comprehensive Income (Loss)

Comprehensive income is as follows (in thousands):

                                             April 2,      April 1,
                                               2006          2007
                                            ----------   ----------
Net income (loss)                           $   40,347   $  (14,866)
Change in foreign currency
 cumulative translation adjustment,
 net of taxes                                      (88)         252
Change in value of interest rate
 swap, net of taxes                              1,002         (913)
                                            ----------   ----------
Comprehensive income (loss)                 $   41,261   $  (15,527)
                                            ==========   ==========

9.  Commitments and Contingencies

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. The parties have agreed to settle the case and have entered into a Stipulation of Settlement and Release dated March 29, 2007. The settlement is subject to preliminary and final approval of the court, and if approved, will be immaterial to our consolidated financial statements.

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

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores, owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of April 1, 2007, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent to us a demand for arbitration, which we refer to as the Demand, seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages, alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are without merit and intend to vigorously defend this matter.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At April 1, 2007, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.9 million, of which $1.1 million relates to pre-Hollywood acquisition contingencies.

10.  Segment Reporting

Our reportable segments are based on our three store brands, Movie Gallery, Hollywood Video, and Game Crazy. Movie Gallery represents 2,548 video stores serving mainly rural markets in the United States and Canada; Hollywood Video represents 2,027 video stores serving predominantly urban markets; and Game Crazy represents 626 in-store departments and 14 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                    Thirteen Weeks Ended
                                       April 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  222,680    347,747  $      -  $  570,427
Product sales               21,714     29,668    72,556     123,938
Depreciation and
 amortization                9,395     14,546     2,777      26,718
Rental amortization         28,787     36,585         -      65,372
Operating income (loss)     15,364     53,706    (1,562)     67,508
Goodwill                       141    117,523         -     117,664
Total assets               391,975    755,638   100,591   1,248,204
Purchases of property,
 furnishings and
 equipment                   6,819      2,090        74       8,983


                                    Thirteen Weeks Ended
                                       April 1, 2007
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  210,211  $ 300,834  $      -  $  511,045
Product sales               18,717     27,824    90,109     136,650
Depreciation and
 amortization                7,994     11,814     2,034      21,842
Rental amortization         22,568     26,755         -      49,323
Operating income            20,756     11,130     1,733      33,619
Goodwill                       147    115,422         -     115,569
Total assets               341,220    686,555   108,284   1,136,059
Purchases of property,
 furnishings and
 equipment                     (78)     1,177         -       1,099

All intercompany transactions are accounted for at book cost basis.

11. Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc., or the Parent, on a stand-alone basis; (b) on a combined basis, the guarantors of the 11% Senior Notes due 2012, or the Subsidiary Guarantors, which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the non-guarantor subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly-owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations
Thirteen weeks ended April 2, 2006
(unaudited, in thousands)


                             --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                             --------- ---------  --------- --------- --------
Revenue:
  Rentals                   $       - $ 547,597  $  22,830 $       - $ 570,427
  Product sales                     -   121,115      2,823         -   123,938
                            --------- ---------  --------- --------- ---------
Total revenue                       -   668,712     25,653         -   694,365

Cost of sales:
  Cost of rental revenue            -   164,863      8,714         -   173,577
  Cost of product sales             -    91,233      2,646         -    93,879
                            --------- ---------  --------- --------- ---------
Gross profit                        -   412,616     14,293         -   426,909


Operating costs and expenses:
 Store operating expenses           -   298,658     13,069         -   311,727
 General and administrative     2,791    42,947      1,203         -    46,941
 Amortization of intangibles        -       697         36         -       733
                             --------  --------   --------  -------- ---------
Operating income (loss)        (2,791)   70,314        (15)        -    67,508

Interest expense, net          19,826     7,547         81         -    27,454
Equity in earnings (losses)
 of subsidiaries               62,935       (70)         -   (62,865)        -
                             --------  --------   --------  -------- ---------
Income (loss) before income
 taxes                         40,318    62,697        (96)  (62,865)   40,054
Income taxes (benefit)            (29)     (238)       (26)        -      (293)
                             --------  --------   --------  -------- ---------
Net income (loss)            $ 40,347  $ 62,935   $    (70) $(62,865) $ 40,347
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended April 1, 2007
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                            --------- ---------- ---------   -------  ---------
Revenue:
  Rentals                   $       - $  490,272 $  20,773   $     -  $ 511,045
  Product sales                     -    134,370     2,280         -    136,650
                            --------- ---------- ---------   -------  ---------
Total revenue                       -    624,642    23,053         -    647,695

Cost of sales:
  Cost of rental revenue            -    148,980     6,043         -    155,023
  Cost of product sales             -    101,607     1,781         -    103,388
                            --------- ---------- ---------   -------  ---------
Gross profit                        -    374,055    15,229         -    389,284


Operating costs and expenses:
 Store operating expenses           -    295,175    12,809         -    307,984
 General and administrative     2,854     42,751     1,359         -     46,964
 Amortization of intangibles        -        661        34         -        695
 Other expenses		            -	       -	22         -         22
                            ---------  --------- ---------   -------  ---------
Operating income (loss)        (2,854)    35,468     1,005         -     33,619

Interest expense, net
(Parent includes $17,538
 write off of debt issuance
 costs)                        37,628     10,152        20         -     47,800
Equity in earnings(losses)
 of subsidiaries               26,085        461         -   (26,546)         -
                            ---------  ---------  --------   -------   --------
Income(loss) before income
 taxes                        (14,397)    25,777       985   (26,546)   (14,181)
Income taxes (benefit)            469       (308)      524         -        685
                            ---------  ---------  --------   -------  ---------
Net income (loss)            $(14,866) $  26,085  $    461  $(26,546) $ (14,866)
                            =========  =========  ========  ========= =========


Condensed Consolidating Balance Sheet
December 31, 2006
(in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ----------
Assets
Current assets:
 Cash and cash equivalents  $       - $   29,274 $ 3,679 $         - $   32,953
 Merchandise inventory, net         -    136,887   3,727           -    140,614
 Prepaid expenses                   -     43,683   1,641           -     45,324
 Store supplies and other           -     18,764   1,447           -     20,211
 Deferred income taxes   	    -          -     209           -        209
                            ---------  ---------  ------  -----------  --------
Total current assets                -    228,608  10,703           -    239,311

Rental inventory, net               -    326,183  13,798           -    339,981
Property, furnishings and
 equipment, net                     -    230,146  12,789           -    242,935
Goodwill                            -    115,556      13           -    115,569
Other intangibles, net              -    181,646     266           -    181,912
Deposits and other assets      28,906      4,175     488           -     33,569
Investments in subsidiaries   878,144     16,833       -    (894,977)         -
                           ---------- ---------- ------- ----------- ----------
Total assets               $  907,050 $1,103,147 $38,057 $  (894,977)$1,153,277
                           ========== ========== ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations    $    4,500  $      80 $     -  $        - $    4,580
 Accounts payable                   -     81,007   5,373           -     86,380
 Accrued liabilities              858     79,262     312           -     80,432
 Accrued payroll                  534     45,568   1,794           -     47,896
 Accrued interest               6,567         13     194           -      6,774
 Deferred revenue                   -     41,362     693           -     42,055
                            ---------  --------- -------  ---------- ----------
Total current liabilities      12,459    247,292   8,366           -    268,117

Long-term obligations, less
 current portion            1,087,425        450       -           -  1,087,875
Other accrued liabilities           -     31,346   2,370           -     33,716
Intercompany promissory note
 (receivable)                (384,200)   384,200       -           -          -
Payable to (receivable from)
 affiliate                    427,797   (438,285) 10,488           -          -
Stockholders' equity
 (deficit)                   (236,431)   878,144  16,833    (894,977)  (236,431)
                           ---------- ---------- ------- ----------- ----------
Total liabilities and
 stockholders' equity
  (deficit)                $  907,050 $1,103,147 $38,057 $  (894,977)$1,153,277
                           ========== ========== ======= =========== ==========


Condensed Consolidating Balance Sheet
April 1, 2007
(unaudited, in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ----------
Assets
Current assets:
 Cash and cash equivalents  $       - $   22,405 $ 4,930 $         - $   27,335
 Merchandise inventory, net         -    145,231   3,777           -    149,008
 Prepaid expenses                   -     42,735   1,712           -     44,447
 Store supplies and other           -     17,806     816           -     18,622
                            ---------  ---------  ------  -----------  --------
Total current assets                -    228,177  11,235           -    239,412

Rental inventory, net               -    320,582  13,371           -    333,953
Property, furnishings and
 equipment, net                     -    216,515  11,877           -    228,392
Goodwill                            -    115,556      13           -    115,569
Other intangibles, net              -    180,985     235           -    181,220
Deferred income taxes, net        363          -    (319)          -         44
Deposits and other assets      33,105      4,043     321           -     37,469
Investments in subsidiaries   904,482     17,723       -    (922,205)         -
                           ---------- ---------- ------- ----------- ----------
Total assets               $  937,950 $1,083,581 $36,733 $  (922,205)$1,136,059
                           ========== ========== ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations    $    6,000  $   2,394 $     -  $        - $    8,394
 Accounts payable                   -     73,583   4,167           -     77,750
 Accrued liabilities            2,213     70,649     163           -     73,025
 Accrued payroll                    -     42,388   1,214           -     43,602
 Accrued interest              20,338          2       -           -     20,340
 Deferred revenue                   -     37,945     500           -     38,445
                            ---------  --------- -------  ----------  ---------
Total current liabilities      28,551    226,961   6,044           -    261,556

Long-term obligations, less
 current portion            1,091,182        450       -           -  1,091,632
Other accrued liabilities           -     31,173   2,413           -     33,586
Intercompany promissory note
 (receivable)                (384,200)   384,200       -           -          -
Payable to (receivable from)
 affiliate                    453,132   (463,685) 10,553           -          -
Stockholders' equity
 (deficit)                   (250,715)   904,482  17,723    (922,205)  (250,715)
                           ---------- ---------- -------  ---------- ----------
Total liabilities and
 stockholders' equity
  (deficit)                $  937,950 $1,083,581 $36,733  $ (922,205)$1,136,059
                           ========== ========== =======  ========== ==========


Consolidating Condensed Statement of Cash Flow
Thirteen weeks ended April 2, 2006
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-   Elimin-    Consol-
                              Parent   iaries    iaries    ations     idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)            $ 40,347  $ 62,935  $    (70) $(62,865) $  40,347
Equity in earnings (losses)
 of subsidiaries              (62,935)       70         -    62,865          -
Adjustments to reconcile
 net income (loss) to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -    60,241     5,131         -     65,372
Purchases of rental
 inventory, net                     -   (42,031)   (3,912)        -    (45,943)
Purchases of rental
 inventory base stock               -    (5,649)     (254)        -     (5,903)
Depreciation and
 intangibles amortization           -    25,604     1,114         -     26,718
Stock based compensation          693      (273)        -         -        420
Amortization of debt
 issuance cost                  1,532         -         -         -      1,532
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -     8,809       656         -      9,465
  Other current assets             14    (5,693)      121         -     (5,558)
  Deposits and other assets         -       977       (31)        -        946
  Accounts payable                  -  (101,594)   (2,418)        -   (104,012)
  Accrued interest              8,709        (8)      (46)        -      8,655
  Accrued liabilities and
   deferred revenue              (120)  (12,435)      (81)        -    (12,636)
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) operating
  activities                  (11,760)   (9,047)      210         -    (20,597)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (223)      (20)        -       (243)
Purchase of property,
 furnishings and equipment          -    (8,323)     (660)        -     (8,983)
Proceeds from disposal of
 property, furnishings and
 equipment                          -       533         -         -        533
Investment in subsidiaries     88,570       (30)        -   (88,540)         -
                            --------- ---------  --------  --------  ---------
Net cash provided by
(used in)investing
 activities                    88,570    (8,043)     (680)  (88,540)    (8,693)

Financing Activities:
Repayment of capital
 lease obligations                  -      (163)        -         -       (163)
Intercompany payable/
 receivable                   (12,498)    3,758     8,740         -          -
Net borrowings (repayments)
 on credit facilities               -         -    (6,862)        -     (6,862)
Debt financing fees            (5,528)        -         -         -     (5,528)
Principal payments on
 debt                         (58,784)        -       (55)        -    (58,839)
Capital contribution from
 parent                             -         -        30       (30)         -
Dividend to parent                  -   (88,570)        -    88,570          -
                             --------  --------  --------  --------  ---------
Net cash (used in)
 provided by financing
 activities                   (76,810)  (84,975)    1,853    88,540    (71,392)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -       (88)        -         -        (88)
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          -  (102,153)    1,383         -   (100,770)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  31,748  $  2,720  $      -  $  34,468
                             ======== =========  ========  ========  =========


Consolidating Condensed Statement of Cash Flow
Thirteen weeks ended April 1, 2007
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-   Consol-
                              Parent   iaries    iaries     ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)           $ (14,866)$  26,085 $     461  $(26,546) $ (14,866)
Equity in earnings (losses)
 of subsidiaries              (26,085)     (461)        -    26,546          -
Adjustments to reconcile
 net income (loss) to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -    46,738     2,585         -     49,323
Purchases of rental
 inventory, net                     -   (40,954)   (2,020)        -    (42,974)
Purchases of rental
 Inventory base stock               -      (184)        -         -       (184)
Depreciation and
 intangibles amortization           -    20,796     1,046         -     21,842
Stock based compensation          511       198         -         -        709
Amortization of debt
 issuance cost                  1,640         -         -         -      1,640
Write off of debt issuance
 costs                         17,538         -         -         -     17,538
Other non-cash (income)
 expense                         (913)        -         -         -       (913)
Deferred income taxes            (363)        -       524         -        161
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    (8,343)      (13)        -     (8,356)
  Other current assets              -     2,033       582         -      2,615
  Deposits and other assets         -       110       169         -        279
  Accounts payable                  -    (7,424)   (1,235)        -     (8,659)
  Accrued interest             13,771       (11)     (193)        -     13,567
  Accrued liabilities and
   deferred revenue             1,357   (15,382)     (914)        -    (14,939)
                            --------- ---------  --------  --------  ---------
Net cash (used in) provided
 by operating activities       (7,410)   23,201       992         -     16,783

Investing Activities:
Business acquisitions,
 net of cash acquired               -    (3,129)        -         -     (3,129)
Purchases of property,
 furnishings and equipment          -    (1,118)       19         -     (1,099)
Investment in subsidiaries          -      (174)      174         -          -
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
  activities                        -    (4,421)      193         -     (4,228)


Financing Activities:
Repayments of capital lease
 obligations                        -       (51)        -         -        (51)
Intercompany payable/
 receivable                    25,531   (25,598)       67         -          -
Net borrowings (repayments)
 on credit facilities         (15,024)        -         -         -    (15,024)
Debt financing fees           (23,239)        -         -         -    (23,239)
Proceeds from the issuance
 of debt                      775,000         -         -         -    775,000
Principal payments on
 long-term debt              (754,858)        -         -         -   (754,858)
                             --------  --------  --------  --------  ---------
Net cash provided by
(used in) financing
 activities                     7,410   (25,649)       67         -    (18,172)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -         -        (1)        -         (1)
                             --------  --------  --------  --------  ---------
Increase (decrease) in
 cash and cash equivalents          -    (6,869)    1,251         -     (5,618)

Cash and cash equivalents at
 beginning of period                -    29,274     3,679         -     32,953
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  22,405  $  4,930  $      -  $  27,335
                             ======== =========  ========  ========  =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of April 1, 2007, we operated approximately 4,590 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We currently plan to open approximately 10 new stores for the full fiscal year 2007 period, subject to market and industry conditions. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Movie Gallery's eastern-focused rural and secondary market presence and Hollywood's western-focused prime urban and suburban superstore locations combine to form a strong nationwide geographical store footprint.

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

Our strategies are focused on developing and maintaining a sustainable business model. We strive to minimize the operating and overhead costs associated with our business. It is our belief that the brick-and-mortar stores will continue to retain their relevance, and that relevance can be augmented with certain enhancements, such as:

-  Store size optimization
-  Geographical placement and branding of stores within our fleet
-  Expansion of the movie kiosk program
-  Integration of complementary in-store technology
-  Integration of online video rental and video on demand
- Balanced marketing and promotions that provide a meaningful return on investment

To that end, we have continued to explore the economic viability of various alternative delivery channels, and are taking reasonable and prudent steps to develop our own online video rental and video on demand delivery systems. We anticipate offering online video rental to the broader marketplace in late fiscal 2007, and we recently acquired MovieBeam, Inc., or MovieBeam, an on-demand movie service.

We do not see a cost-benefit advantage in the adoption of a first-mover strategy to the exclusion of underlying economic fundamentals. Rather, it is our intent to deliver complementary offerings to our customers when these offerings can provide not only compelling value propositions, but also tangible contributions to our operating performance.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that monitoring the five operating performance indicators described below will contribute to the execution of our operating plans and strategy.

- Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management team continuously reviews inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize revenues at each location. Additionally, our team monitors revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least 12 full months, excluding stores that have been downsized or remodeled, to assess the performance of our business.

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

- Operating cash flows. Our stores have generated significant levels of cash flow for several years. We have historically been able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases, from cash flow generated from operations. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on-hand and significant long-term debt. We do not plan on significant store growth in the next several years.

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

MovieBeam Acquisition

On March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam for cash consideration, the amount of which was immaterial to our fiscal 2007 consolidated financial statements.

Pending Acquisition

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores, owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of April 1, 2007, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent to us a demand for arbitration, which we refer to as the Demand, seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages, alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are without merit and intend to vigorously defend this matter.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen weeks ended April 2, 2006 and April 1, 2007.

Selected Financial Statement and Operational Data:

                                                      Thirteen Weeks Ended
                                                    -----------------------
                                                      April 2,    April 1,
                                                        2006        2007
                                                    -----------  ----------
                                                          (unaudited)
                                                    ($ in thousands, except
                                                    per share and store data)

Rental revenue                                       $ 570,427   $  511,045
Product sales                                          123,938      136,650
                                                     ---------   ----------
  Total revenue                                        694,365      647,695

Cost of rental revenue                                 173,577      155,023
Cost of product sales                                   93,879      103,388
                                                     ---------   ----------
Total gross profit                                   $ 426,909   $  389,284

Store operating expenses                             $ 311,727   $  307,984
General and administrative expenses                  $  46,941   $   46,964

Operating income                                     $  67,508   $   33,619
Interest expense, net (includes $17,538 write
 off of debt issuance costs for the thirteen
 weeks ended April 1, 2007)                          $  27,454   $   47,800

Net income (loss)                                    $  40,347   $  (14,866)
Net income (loss) per diluted share                  $    1.27   $    (0.47)

Rental margin                                            69.6%        69.7%
Product sales margin                                     24.3%        24.3%
Total gross margin                                       61.5%        60.1%

Percent of total revenue:
Rental revenue                                           82.2%        78.9%
Product sales                                            17.8%        21.1%
Store operating expenses                                 44.9%        47.6%
General and administrative expenses                       6.8%         7.3%
Operating income                                          9.7%         5.2%
Interest expense, net                                     4.0%         7.4%
Net income (loss)                                         5.8%        (2.3%)

Total same-store revenues                                (6.5%)       (5.9%)
Movie Gallery same-store revenues                        (3.7%)       (4.0%)
Hollywood same-store revenues                            (7.7%)       (6.8%)

Total same-store rental revenues                         (7.7%)       (9.7%)
Movie Gallery same-store revenues                        (5.6%)       (3.3%)
Hollywood same-store revenues                            (8.8%)      (13.7%)

Total same-store product sales                           (0.8%)       11.4%
Movie Gallery same-store sales                           18.2%       (11.0%)
Hollywood same-store sales                               (3.9%)       16.0%

Store count:
   Beginning of period                                   4,749        4,642
   New store builds                                         70            1
   Stores acquired                                           -            -
   Stores closed                                           (46)         (54)
                                                     ---------   ----------
   End of period                                         4,773        4,589
                                                     =========   ==========

Revenue. For the thirteen weeks ended April 1, 2007, consolidated total revenues decreased 6.7% from the comparable period in 2006, primarily due to a decline in consolidated same-store sales of 5.9%, which consisted of a 9.7% decline in same-store rental revenue, partially offset by an 11.4% increase in same-store product revenue.

For the thirteen weeks ended April 1, 2007, the Movie Gallery operating segment's total revenues decreased 6.3% from the comparable period in 2006, primarily due to a decline in same-store sales of 4.0% and a 5.0% decline in the number of weighted average stores operated. The decline in same-store sales consisted of a 3.3% decline in same-store rental revenue and an 11.0% decline in same-store product revenue.

Total revenue for the Hollywood and Game Crazy operating segments for the thirteen weeks ended April 1, 2007 decreased 6.9% from the comparable period in 2006, primarily due to a decline in same-store sales of 6.8%, which consisted of a 13.7% decline in same-store rental revenue, partially offset by a 16.0% increase in same-store product revenue. The increase in same-store product revenue was driven by a 26.4% increase in Game Crazy same-store/department sales.

We believe the following factors contributed to the decline in our same-store rental revenues:

- The overabundance of DVD titles available for sale in the marketplace;

- The growth of online rental;

- The maturation of the DVD life cycle;

- The widespread availability of content through other audio/video media such as recorded television, pay-per-view movies and the Internet; and

- Aggressive pricing and promotion tactics recently implemented by our competition.

Cost of Sales. The cost of rental revenues includes the amortization of rental inventory, revenue sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for the thirteen weeks ended April 1, 2007 was 69.7% compared to 69.6% for the thirteen weeks ended April 2, 2006. Cost of sales for the first quarter of fiscal 2006 includes a charge of $6.8 million, or 1.0% of rental revenue, that was recorded to reflect changes in rental amortization estimates. Rental gross margins in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 were adversely impacted by a decrease in the average sales price of previously viewed movies.

Cost of product sales includes the costs of new video game merchandise and used video game merchandise taken in on trade within the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margin on product sales for the thirteen weeks ended April 1, 2007 and the thirteen weeks ended April 2, 2006 was consistent at 24.3%.

Operating Costs and Expenses. Store operating costs and expenses include store-level operational expense, store labor, depreciation, advertising, and other store expenses. Store-level operational expense includes store lease payments, utilities, banking fees, repairs and maintenance, and store supplies expense. Store labor expense includes salaries and wages, employment taxes, benefits, and bonuses for our store employees. Store operating costs and expenses as a percentage of total revenue were 47.6% for the thirteen weeks ended April 1, 2007, compared to 44.9% for the comparable period of fiscal 2006.

The following table sets forth the changes in store operating costs and expenses as a percent of total revenue for the thirteen weeks ended April 1, 2007 compared to the comparable period in fiscal 2006:

                                             Thirteen Weeks Ended
                                     ------------------------------------
                                      April 2,      April 1,   Net Change
                                       2006          2007
                                     ---------    ----------   ----------
Operational expenses                     22.6%         23.8%         1.2%
Store labor expense                      17.4%         18.8%         1.4%
Depreciation expense                      3.2%          2.8%        -0.4%
Advertising expense                       0.4%          1.0%         0.6%
Other store expense                       1.3%          1.2%        -0.1%


Except for the decrease in depreciation expense, which was the result of a reduction in capital spending, the increases in store operating costs and expenses as a percentage of total revenue for the first quarter of fiscal 2007 was due to the proportion of fixed costs affected by the decrease in revenue.

General and Administrative Expenses. General and administrative expenses as a percentage of revenue were 7.3% for the thirteen weeks ended April 1, 2007, compared to 6.8% for the comparable period of fiscal 2006. The percentage increase in the thirteen-week period was primarily due to a decrease in sales of 6.7% for the thirteen weeks ended April 1, 2007 when compared to the comparable period of fiscal 2006. In absolute dollar terms, general and administrative expenses were relatively flat compared to the comparable period of fiscal 2006. For the thirteen weeks ended April 2, 2006, $2.4 million in depreciation expense was reclassified from store operating expenses to general and administrative expenses related to depreciation on corporate fixed assets.

Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants. Beginning in fiscal 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Accounting for Stock-Based Compensation," or SFAS No. 123(R). We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

In the thirteen weeks ended April 1, 2007 and April 2, 2006, we recognized $0.7 million and $0.3 million, respectively, in compensation expenses related to service-based stock grants, and $0 and $0.1 million, respectively, in expenses related to performance-based stock grants. Total compensation cost related to all non-vested awards that is not yet recognized was $6.8 million at April 1, 2007 and is expected to be recognized over a weighted-average period of approximately two years.

We may, from time to time, decide to issue stock-based compensation in the form of stock grants and stock options, which under SFAS No. 123(R) requires a fair value recognition approach and will be expensed in income from continuing operations. As a result, the amount of compensation expense we recognize over the vesting period will generally not be affected by subsequent changes in the trading value of our common stock. Furthermore, projections as to the number of stock awards that will ultimately vest requires making estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

Interest Expense, net. Interest expense, net increased $20.3 million to $47.8 million for the thirteen weeks ended April 1, 2007 from $27.5 million for the thirteen weeks ended April 2, 2006. The increase is primarily attributed to a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to our previous senior credit facility when it was refinanced in the first quarter of fiscal 2007.

Income Taxes. In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. No assurance can be given that the final outcome of these matters will not be different than the estimated outcomes reflected in the current and historical income tax provisions and accruals.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes," or FIN
48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize a benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requirements for increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated balance sheet or statement of operations. The amount of unrecognized benefits as of January 1, 2007 is $11.2 million, of which $4.8 million would impact our effective rate, if recognized. There were no material changes to the unrecognized benefits during the thirteen weeks ended April 1, 2007.

The effective tax rate was a benefit of 0.7% and a provision of 4.8% for the thirteen weeks ended April 2, 2006 and April 1, 2007, respectively. The projected annual effective tax rate is a provision of 27.3%, which differs from the provision of 4.8% for the quarter ended April 1, 2007 due to changes in the proportion of income earned from foreign operations and various state income tax changes.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, remodeling and relocating existing stores, and to a lesser extent, new store investment. We fund our capital needs primarily by cash flow from operations and, as necessary, borrowings under the revolving portion of our new senior secured credit facility, or our Senior Credit Facility. For the first quarter of fiscal 2007, net cash provided by operating activities was $16.8 million, resulting in a decreased use of borrowings under our credit facility to fund our capital needs.

At April 1, 2007, we had cash and cash equivalents of $27.3 million and $100.0 million in available borrowings under our new Senior Credit Facility. We believe that cash flow available from operations and borrowings under our new Senior Credit Facility will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service, for fiscal 2007.

Credit Facility

Our new Senior Credit Facility consists of:

 - A $100 million revolving credit facility, which we refer to as the revolver;

 -  A $25 million first lien synthetic letter of credit facility;

 -  A $600 million first lien term loan; and

 -  A $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the first lien facilities.

Borrowings under the first lien term loan and the revolver bear interest at a rate equal to LIBOR plus 3.50%, or 8.84%, and LIBOR plus 2.50%, or 7.84%, respectively, as of April 1, 2007. After we deliver our financial statements for the quarter ended September 30, 2007, the revolver will bear interest at a rate equal to LIBOR plus a margin determined by reference to our secured leverage ratio. Additionally, we are required to pay a commitment fee equal to a percentage of the average amounts that are undrawn under the revolver, also determined by reference to our secured leverage ratio.

Borrowings under the revolver cannot cause the ratio of the value of our inventory to total revolver usage to be less than 3.00 to 1.00 (or, in the event we are not meeting the financial covenants described below, 3.50 to 1.00.)

The second lien term loan bears interest at a rate of LIBOR plus 6.50%, or 11.84%, as of April 1, 2007. The second lien term loan includes an option, which we refer to as the PIK option, for us to defer interest on all or 50% of the second lien term loan and instead pay interest in kind by increasing the principal amount of the second lien term loan by up to $25 million. For any period during which we elect to pay interest in kind, the interest rate applicable to that portion of the second lien term loan subject to the PIK option will increase by 0.75%.

The maturity date of the first lien facilities is March 8, 2012. However, if we do not refinance our 11% Senior Notes due 2012, or the Senior Notes, by October 31, 2011, then the maturity date of the first lien facilities will shorten to January 15, 2012.

The maturity date of the second lien term loan is September 8, 2012. However, if we do not refinance the Senior Notes by October 31, 2011, then the maturity date of the second lien term loan will shorten to January 15, 2012.

The first lien facilities require us to meet certain financial covenants, including a secured leverage test, a total leverage test and an interest coverage test. Each of these covenants is calculated based on trailing four quarter results using specific definitions that are contained in the first lien credit agreement. As of April 1, 2007, we were in compliance with the financial covenants contained in the first lien facilities. The second lien credit facility contains no financial covenants. Additionally, both the first lien facility and the second lien credit facility contain customary affirmative and negative covenants.

The first lien term loan requires annual prepayments equal to 1% of the original principal balance. In addition to the regularly scheduled prepayments, the first lien credit agreement, subject to certain exceptions, also requires us to make mandatory prepayments in an amount equal to:

 - 75% of any excess cash flow;

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

Our Senior Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries. It is also secured by
(i) in the case of the first lien credit facility, first priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries, and (ii) in the case of the second lien credit facility, second priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), second priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries.

For additional information regarding our Senior Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Hedges

Our new Senior Credit Facility requires that no later than 90 days subsequent to entering into the new Senior Credit Facility, 50% of our total outstanding debt is to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

On April 3, 2007, we executed a floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of April 5, 2007 and a termination date of June 29, 2007. Under the terms of this swap agreement, we will pay fixed interest on the $225.0 million at a rate of 5.348% and receive floating interest based on a linear interpolation of two-month and three-month LIBOR for the 85 days covering the term of this swap. Also on April 3, 2007, we executed a forward-starting floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of June 29, 2007 and a termination date of June 30, 2010. Under the terms of this forward-starting swap agreement, we will pay fixed interest on the $225.0 million at a rate of 5.128% and receive floating interest based on three-month LIBOR.

Contractual Obligations.

The following table discloses our contractual obligations and commercial commitments as of April 1, 2007. The operating lease information presented is as of December 31, 2006; however, these amounts approximate the obligations as of April 1, 2007.

Contractual                                 	 2-3       4-5       More than
Obligations          	   Total     1 Year     Years     Years       5 Years
---------------    	----------  --------  --------  ----------   ----------
Principal Payments
 March 2007 Credit Facility
  First lien term loan  $  600,000  $  6,000  $ 12,000  $  582,000   $        -
  Second lien term loan    175,000         -         -           -      175,000
  2007 Revolver            	 -         -         -           -            -
 Senior Notes              325,450         -         -         450      325,000
 Capital leases              2,394     2,394         -           -            -
Interest
 First lien term loan (1)  256,126    52,841   104,091      99,194            -
 Second lien term loan (1) 112,822    20,720    41,440      41,440        9,222
 Hedge agreement            (1,421)     (348)     (954)       (119)           -
 Senior Notes              181,901    35,793    71,586      71,543        2,979
 Capital leases                 86        86         -           -            -
Operating leases         1,478,182   376,012   557,087     329,453      215,630
                        ----------  --------  --------  ----------   ----------
Total (2)               $3,130,540  $493,498  $785,250  $1,123,961   $  727,831
                        ----------  --------  --------  ----------   ----------

Interest rates based on current LIBOR rates plus margin. As of April 1, 2007, the first lien term loan and second lien term loan rates are 8.84% and 11.84%, respectively. We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

(2) Our contractual obligations do not include any amounts for our unrecognized tax benefits of $11.2 million as of April 1, 2007, as we are unable to reasonably estimate the amounts that will be settled by year.

Statement of Cash Flow Data

                                                     Thirteen Weeks Ended
                                                  ------------------------
                                                    April 2,     April 1,
                                                      2006         2007
                                                  ----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash (used in) provided by operating
 activities                                       $ (20,597)    $   16,783
Net cash used in investing activities                (8,693)        (4,228)
Net cash used in financing activities               (71,392)       (18,172)

Operating Activities

The increase in net cash provided by operating activities for the thirteen weeks ended April 1, 2007 compared to the same period of fiscal 2006 was primarily due to a decrease in the use of cash for accounts payable, offset by a decrease in net income. In the first quarter of fiscal 2006 accounts payable was reduced by $104 million due to credit restrictions on the part of certain vendors and the normal seasonal pay-down associated with an increase in purchases in the preceding fourth quarter. As a result of tighter credit restrictions that remained throughout fiscal 2006, we did not experience the typical seasonal pay-down of accounts payable in the first quarter of fiscal 2007 because a majority of fourth quarter purchases were paid for in the fourth quarter.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For the thirteen weeks ended April 1, 2007, net cash used for investing activities was $4.2 million, which included $3.1 million in acquisitions and $1.1 million for improvements to our existing store base. For the thirteen weeks ended April 2, 2006, net cash used for investing activities was $8.7 million, which included the addition of 70 stores.

Capital expenditure requirements for fiscal 2007 are estimated at $38 million to fund a limited number of store openings, maintenance on our existing store base and strategic investments. This estimate does not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition may occur in fiscal 2007; however, a purchase price has yet to be negotiated.

Financing Activities

Net cash flow related to financing activities for the thirteen weeks ended April 1, 2007 was a use of cash of $18.2 million, which included $23.2 million of fees incurred in the refinancing of our previous senior credit facility with our new Senior Credit Facility, as discussed above. Net cash flow related to financing activities for the thirteen weeks ended April 2, 2006 was a use of cash of $71.4 million, comprised of an excess cash flow payment of $56.9 million under the terms of our previous senior credit facility and lender fees of $5.5 million to the amendment of that facility.

At April 1, 2007, we had a working capital deficit of $22.1 million. This is primarily due to the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. However, accounts payable incurred in connection with purchases of this inventory are reported as a current liability until paid and accordingly, is reflected as a reduction in working capital. Consequently, we believe that working capital is not an appropriate measure of our liquidity, and we anticipate that we will continue to operate with a working capital deficit.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No changes have occurred to our critical accounting policies during the thirteen weeks ended April 1, 2007.

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, which for us was our fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See footnote 3 "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion.

In September 2006, the Securities and Exchange Commission, or SEC, staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108. SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or
(ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006, and effective for our fiscal year beginning January 1, 2007. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for us for our fiscal year beginning
January 7, 2008.   We are in the process of evaluating the effect of SFAS No.
157 on our financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for our fiscal year beginning
January 7, 2008.   We are in the process of evaluating the effect of SFAS No.
159 on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Interest payable on our new Senior Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. However, as required by our new Senior Credit Facility, we have entered into hedge agreements to convert a portion of our variable rate debt to a fixed rate of interest. If variable base rates were to increase 1% from the three-month LIBOR at April 1, 2007, our interest expense on an annual basis would increase by approximately $5.3 million on the non-hedged principal, based on both the outstanding balance on our Senior Credit Facility as of April 1, 2007 and its mandatory principal payment schedule.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of April 1, 2007, management concluded that our disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weakness in our internal control over financial reporting identified during our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ended December 31, 2006. To address this control weakness, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's assessment identified one material weakness in our internal control over financial reporting as of December 31, 2006 that is in the process of being remediated as of April 1, 2007, as described further below. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information on Management's Report on Internal Controls Over Financial Reporting.

As of April 1, 2007, the unremediated material weakness was:

Ineffective controls over lease accounting. Our process related to identifying, understanding, and properly accounting for lease terms that have an accounting impact did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. The material weakness stems from the aggregation of control deficiencies related to the identification of non-standard lease terms, insufficient knowledge of GAAP accounting for leases, and an inadequate process in place to review and identify all terms included in leases that impact the accounting for leases. The material weakness resulted in adjustments to property, furnishings, and equipment, asset retirement obligations, deferred rent, depreciation and amortization expense, rent expense, and store closure reserve accounts in both the annual and interim financial statements for the fiscal year ended December 31, 2006.

Remediation

Remediation efforts surrounding ineffective controls over lease accounting are ongoing and will culminate in future quarters of fiscal 2007.

Other Changes in Internal Control over Financial Reporting

On April 13, 2007, Richard Langford, the company's Chief Information Officer resigned. The firm of Alvarez & Marsal was contracted by the company in an advisory capacity until the company appoints a new Chief Information Officer. There have been no other changes in our internal control over financial reporting, during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

Item 1.  Legal Proceedings

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. The parties have agreed to settle the case and have entered into a Stipulation of Settlement and Release dated March 29, 2007. The settlement is subject to preliminary and final approval of the court, and if approved, will be immaterial to our consolidated financial statements.

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

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At April 1, 2007, the legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.9 million of which $1.1 million relates to pre-Hollywood acquisition contingencies.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors, which could materially affect our business, financial condition or future results. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the information presented below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business could be adversely affected by increased competition, including new business initiatives by our competitors.

We compete with:

- local, regional and national video retail stores, including stores operated by Blockbuster, Inc., the largest video retailer in the United States;

- internet-based, mail-delivery home video rental subscription services, such as Netflix, Blockbuster Online, and Blockbuster Total Access, a subscription service incorporating both mail-delivery and video retail stores;

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)  Exhibits

3.2 Amended and Restated Bylaws dated April 12, 2007, previously filed as exhibit of the same number to the Company's Current
Report on Form 8-K filed on April 18, 2007, and incorporated herein by reference.

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date: May 11, 2007               /s/ Thomas D. Johnson, Jr.
                                 ------------------------------
                                 Thomas D. Johnson, Jr.
                                 Executive Vice President and
                                 Chief Financial Officer