Form 10-Q
period 2007-07-01
MOVIE GALLERY INC
filed 2007-08-10
CIK 925178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 1, 2007

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of August 1, 2007 was 33,096,866.


Part I - Financial Information

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate" or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Forward-looking statements include statements regarding our ability to restructure our indebtedness, our ability to continue to fund our operations, our ability to make projected capital expenditures, the impact of litigation on our business, the importance of the home video industry to movie studios, our ability to expand into the online video rental market, the receipt of our federal tax refund for the 2002 tax year, as well as general market conditions, competition and pricing.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including, but not limited to, risks and uncertainties that:

-  revenues are less than projected;

- we could incur additional impairment charges on our long-lived assets should our future estimates of operating cash flows differ from our current estimates;

- we are unable to extend our Forbearance Agreement (as amended) or otherwise amend the financial covenants contained in our senior credit facility;

-  we default on our second lien facility and/or our 11% Senior Notes;

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

-  competitive pressures are greater than anticipated;

-  we are unable to obtain additional working capital for our business; or

- are related to a restructuring of our indebtedness either pursuant to an out-of-court transaction or through a chapter 11 proceeding.

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


Item 1. Financial Statements

                               Movie Gallery, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share amounts)

                                             --------------------------
                                              December 31,    July 1,
                                                  2006         2007
                                             ------------  ------------
                                                            (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $     32,953  $     45,513
 Merchandise inventory, net                       140,614       175,470
 Prepaid expenses                                  45,324        45,787
 Store supplies and other                          20,211        16,722
 Assets held for sale                                   -         7,613
 Deferred income taxes                                209             -
                                             ------------  ------------
Total current assets                              239,311       291,105

Rental inventory, net                             339,981       325,259
Property, furnishings and equipment, net          242,935       153,925
Goodwill                                          115,569             -
Other intangibles, net                            181,912        82,673
Deferred income taxes, net                              -         3,031
Deposits and other assets                          33,569        36,000
                                             ------------  ------------
Total assets                                 $  1,153,277  $    891,993
                                             ============  ============
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations $      4,580  $  1,197,683
 Accounts payable                                  86,380        64,322
 Accrued liabilities                               80,432        72,825
 Accrued payroll                                   47,896        34,276
 Accrued interest                                   6,774        11,239
 Deferred revenue                                  42,055        38,870
                                             ------------  ------------
Total current liabilities                         268,117     1,419,215

Long-term obligations, less current portion     1,087,875             -
Other accrued liabilities                          33,716        33,072
                                             ------------  ------------
                                                1,389,708     1,452,287
Stockholders' deficit:
Preferred stock, $.10 par value; 2,000
 shares authorized, no shares issued
 or outstanding                                         -             -
Common stock, $.001 par value; 65,000
 shares authorized, 31,840 and 32,275
 shares issued and outstanding, respectively           32            32
Additional paid-in capital                        197,961       199,130
Accumulated deficit                              (443,602)     (768,407)
Accumulated other comprehensive income              9,178         8,951
                                             ------------  ------------
Total stockholders' deficit                      (236,431)     (560,294)
                                             ------------  ------------
Total liabilities and stockholders' deficit  $  1,153,277  $    891,993
                                             ============  ============

The accompanying notes are an integral part of this financial statement.


                              Movie Gallery, Inc.
                      Consolidated Statements of Operations
              (Unaudited, in thousands, except per share amounts)


                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                              -----------------------  -----------------------
                                July 2,      July 1,     July 2,     July 1,
                                 2006         2007        2006        2007
                              ----------   ----------  ----------- -----------
Revenue:
  Rentals                      $ 493,546   $  433,405  $ 1,063,975 $   944,449
  Product sales                  107,739      127,819      231,677     264,469
                               ---------   ----------  ----------- -----------
Total revenue                    601,285      561,224    1,295,652   1,208,918

Cost of sales:
  Cost of rental revenue         154,904      140,993      328,481     296,016
  Cost of product sales           77,413       96,114      171,293     199,502
                                --------   ----------  ----------- -----------
Gross profit                     368,968      324,117      795,878     713,400


Operating costs and expenses:
 Store operating expenses        305,494      303,621      617,221     611,603
 General and administrative       48,523       45,930       95,464      92,895
 Amortization of intangibles         708          686        1,441       1,381
 Impairment of goodwill                -      115,570            -     115,570
 Impairment of other
  intangibles                          -       97,879            -      97,879
 Impairment of property,
  furnishings, and equipment           -       43,001            -      43,001
 Other expenses                        -         (325)           -        (303)
                                --------    ---------  ----------- -----------
Operating income (loss)           14,243     (282,245)      81,752    (248,626)

Interest expense, net (includes
$17,538 write off of debt
issuance costs for the twenty-
six weeks ended July 1, 2007)     30,694       28,679       58,147      76,479
                                --------    ---------  ----------- -----------
Income (loss) before income
 taxes                           (16,451)    (310,924)      23,605    (325,105)
Income taxes (benefit)            (1,553)        (985)      (1,847)       (300)
                                --------    ---------  ----------- -----------
Net income (loss)               $(14,898)   $(309,939) $    25,452 $  (324,805)
                                ========    =========  =========== ===========

Net income (loss) per share:
   Basic                        $  (0.47)    $  (9.69) $      0.80  $   (10.18)
   Diluted                      $  (0.47)    $  (9.69) $      0.80  $   (10.18)

Weighted average shares outstanding:
   Basic                          31,828       31,986       31,759      31,917
   Diluted                        31,828       31,986       31,828      31,917


The accompanying notes are an integral part of this financial statement.


                                Movie Gallery, Inc.
                       Consolidated Statements of Cash Flows
                             (Unaudited, in thousands)

                                                  Twenty-Six Weeks Ended
                                                  ----------------------
                                                    July 2,      July 1,
                                                     2006         2007
                                                  ---------    ---------
Operating activities:
Net income (loss)                                 $  25,452    $(324,805)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Rental inventory amortization                     119,750       93,779
  Purchases of rental inventory, net                (82,236)     (77,264)
  Purchases of rental inventory-base stock           (9,434)        (524)
  Depreciation and intangibles amortization          52,080       47,126
  Gain on disposal of property, furnishings,
   equipment, net                                      (697)        (268)
  Stock-based compensation                            1,057          635
  Amortization of debt issuance cost                  3,243        3,388
  Write off of debt issuance cost                         -       17,538
  Impairment of goodwill                                  -      115,570
  Impairment of other intangibles                         -       97,879
  Impairment of property, furnishings, and
   equipment                                              -       43,001
  Other non-cash (income) expense                         -       (1,806)
  Deferred income taxes                                 687       (2,851)
Changes in operating assets and liabilities,
 net of business acquisitions:
  Merchandise inventory                              14,709      (34,486)
  Other current assets                               (7,326)       5,223
  Deposits and other assets                             (75)      (1,460)
  Accounts payable                                 (144,096)     (22,397)
  Accrued interest                                       54        4,466
  Accrued liabilities and deferred revenue           (8,404)     (24,932)
                                                  ---------    ---------
Net cash used in operating activities               (35,236)     (62,188)

Investing activities:
Business acquisitions, net of cash acquired            (319)      (3,129)
Purchase of property, furnishings and equipment (15,091) (1,384) Proceeds from disposal of property,
 furnishings and equipment                            1,320          537
                                                  ---------    ---------
Net cash used in investing activities               (14,090)      (3,976)

Financing activities:
Repayment of capital lease obligations                 (328)      (1,034)
Net borrowings (repayments) on credit facilities     (1,395)      83,477
Debt financing fees                                  (5,528)     (23,239)
Proceeds from issuance of long-term debt                  -      775,000
Principal payments on long-term debt                (58,840)    (754,858)
                                                  ---------    ---------
Net cash provided by (used in)
 financing activities                               (66,091)      79,346

Effect of exchange rate changes on cash
 and cash equivalents                                 1,330         (622)
                                                  ---------    ---------
Increase (decrease) in cash and
 cash equivalents                                  (114,087)      12,560

Cash and cash equivalents at
 beginning of period                                135,238       32,953
                                                  ---------    ---------
Cash and cash equivalents
   at end of period                               $  21,151    $  45,513
                                                  =========    =========

Supplemental non-cash investing and financing
 activities:
Change in construction phase assets               $     373    $       -
Borrowings of capital lease obligations                   -        2,365


The accompanying notes are an integral part of this financial statement.



                                Movie Gallery, Inc.
               Notes to Consolidated Financial Statements (Unaudited)
                                 July 1, 2007


1. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have experienced recurring losses from operations, which have generated an accumulated deficit of $768.4 million through July 1, 2007. In addition, we are not in compliance with the financial covenants contained in our first lien facilities described in Note 8 as of July 1, 2007 and accordingly, the obligations due under our first lien facilities have been classified as current liabilities as of July 1, 2007. Due to this default under the first lien credit agreement, the obligations due under our second lien term loan and the 11% senior notes, each as described in Note 8, have also been classified as current liabilities as of July 1, 2007. As of July 1, 2007, we have a working capital deficiency of $1.1 billion. At July 1, 2007, we had $45.5 million of cash and cash equivalents and did not have any available borrowings under our March 2007 Credit Facility. These events raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of our non-compliance with the financial covenants contained in the first lien facilities and our resulting default under the first lien credit agreement, the first lien credit agreement lenders have the right to terminate their commitments, accelerate all of our obligations and exercise their remedies under the first lien credit agreement. We have executed a Forbearance Agreement (as amended), effective as of July 2, 2007, with certain lenders under the first lien credit agreement. Under the Forbearance Agreement (as amended), the lenders will forbear until August 14, 2007 from exercising default-related rights and remedies arising from existing defaults, absent any new defaults under the first lien credit agreement or the Forbearance Agreement (as amended). We have also begun discussions with the advisors representing our first lien lenders on extending the Forbearance Agreement (as amended).

We are currently in discussions with the advisors representing our first lien lenders and other major creditors to address our current financial situation. In the near future, we expect to present a longer-term solution to the first lien lender group and other major creditors that will address the operational and financial issues currently impacting our business. This longer-term solution includes accelerating the closure of unprofitable stores, consolidating stores in certain markets, obtaining additional working capital, realigning our cost structure to better reflect our reduced size and seeking a more competitive capital structure. In connection with a solution, it is likely that we will need the first lien lenders to waive our existing defaults under the first lien credit agreement and to substantially modify the financial covenants contained therein. We cannot assure you that:

- we will reach such an agreement with our first lien lenders prior to the expiration of the forbearance period discussed above;

- we will be able to obtain an extension of our forbearance period if we are not able to reach such an agreement with our first lien lenders prior to the August 14, 2007 expiration of the forbearance period; or

- if we do reach an agreement, what the terms of such agreement will be or what actions we will be required to undertake in connection with such an agreement, such as selling assets, closing stores, securing additional financing, reducing or delaying capital expenditures or restructuring our existing indebtedness.

If we fail to reach such an agreement, the first lien lenders could institute foreclosure proceedings against our assets securing borrowings under the first lien facilities.

Our liquidity is dependent upon our cash flows from store operations, access to our existing credit facility and vendor financing. Historically, we maintained favorable payment terms with our vendors, which has been a significant source of liquidity for us. During the latter part of fiscal 2006, and continuing into fiscal 2007, we have experienced significant vendor terms contraction, which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the first lien facilities, many of our significant vendors have discontinued extending us trade credit, requiring us to pay for product before it is shipped, and we have experienced additional tightening of terms with other vendors. If we continue to experience substantial restrictions or tightening of terms with our vendors and continue to generate operating losses similar to those experienced for the twenty-six weeks ended July, 1, 2007, we do not believe we will have sufficient liquidity to operate our business through the third quarter of 2007 without gaining access to additional capital.

See Note 8 and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for additional information regarding our long term obligations, liquidity, and ongoing discussions with our major creditors.


2.  Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders' deficit or net income (loss). For the thirteen and twenty-six weeks ended July 2, 2006, $2.3 million and $4.6 million, respectively, in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate fixed assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or whenever indicators of impairment are present. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

In accordance with Statement of Financial Accounting Standards, or SFAS,
No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that could more likely than not reduce the fair value of these assets below their carrying amount.

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

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. We consider a continuing trend of significantly unsatisfactory operating results that are not in line with our expectations to be our primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). We deem a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store's assets exceeds its fair value and is recorded as a charge to operating income. We primarily use discounted cash flow methods to estimate the fair value of long-lived assets.

See Note 5 below for a discussion on impairment of long-lived assets.

Stock-Based Compensation

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

Earnings/Loss Per Share

Basic earnings/loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock issuable upon the assumed exercise of dilutive common stock options and non-vested shares for the periods presented. For the twenty-six weeks ended July 2, 2006, dilutive common stock options exercisable into 895,751 shares of common stock and 1,351,519 shares of non-vested stock were included in the calculation of diluted earnings per share. Due to our loss for the thirteen weeks ended July 2, 2006, common stock options exercisable into 895,751 shares of common stock and 1,351,519 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive. Due to our loss for the thirteen weeks and twenty-six weeks ended July 1, 2007, common stock options exercisable into 763,703 shares of common stock and 890,370 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, which for us was our fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 4 "Income Taxes" for further discussion.

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

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for our fiscal year beginning
January 7, 2008.   We are in the process of evaluating the effect of SFAS No.
159 on our financial statements.


3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

                                              -----------  ----------
                                              December 31,   July 1,
                                                  2006        2007
                                              -----------  ----------
        Land and buildings                    $    19,716  $   18,739
        Furnishings and equipment                 240,075     231,873
        Leasehold improvements                    279,009     276,150
        Asset removal obligation                    5,860       5,767
        Equipment under capital lease               1,659       2,365
                                              -----------  ----------
                                                  546,319     534,894
        Less accumulated depreciation,
         amortization, and impairment
         charges                                 (303,384)   (380,969)
                                              -----------  ----------
                                              $   242,935  $  153,925
                                              ===========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.8 million and $0.2 million at December 31, 2006 and July 1, 2007, respectively. Depreciation expense related to property, furnishings and equipment was $24.5 million and $45.6 million for the thirteen weeks and twenty-six weeks ended July 1, 2007, respectively, compared to $23.8 million and $48.8 million for the corresponding periods in 2006.

During the second quarter of fiscal 2007, we recorded an impairment charge of $43.0 million on our property, furnishings, and equipment. See Note 5 for further discussion of this impairment charge.

During the second quarter of fiscal 2007, we began to pursue the sale of one of our aircraft in conjunction with our review of non-core assets for disposal.
As of July 1, 2007, we have determined that the plan of sale criteria as set forth in SFAS No. 144 related to this aircraft has been met. We have estimated that the fair value less costs to sell is $7.8 million, based on quoted market prices from a third party. As of July 1, 2007, the carrying amount of the aircraft was $7.6 million. As such, no impairment charge was recorded to bring the asset to its estimated fair value. The carrying value of the aircraft is presented in the "Assets Held for Sale" caption in our consolidated balance sheet.


4. Income Taxes

The effective tax rate was a benefit of 0.3% and 0.1% for the thirteen weeks and twenty-six weeks ended July 1, 2007, respectively, as compared to a benefit of 9.4% and 7.8% for corresponding prior year periods. The projected annual effective tax rate is a provision of 0.4%, which differs from the benefit of 0.3% for the quarter ended July 1, 2007, due to changes in the proportion of income earned from foreign operations and various state income tax changes.
In July 2006, the FASB issued FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated balance sheet or statement of operations. The amount of unrecognized benefits as of January 1, 2007 is $11.2 million, of which $4.8 million would impact our effective rate, if realized. There were no material changes to unrecognized benefits during the twenty-six weeks ended July 1, 2007.

We have filed amended federal and state returns that claimed refunds of approximately $3.0 million for the 2002 tax year. This refund claim is included in our unrecognized benefits as of January 1, 2007. Subsequent to the twenty-six weeks ended July 1, 2007, we received notification from the IRS that our refund claim has been processed, and we expect to receive and record this refund during the third quarter of fiscal 2007. Besides this 2002 tax year refund claim, we cannot estimate a range of potential changes in the amount of unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we had recorded a liability of approximately $0.3 million for the payment of interest and penalties.

All statutes of limitations related to federal income tax returns of Movie Gallery, Inc. are closed through 2001. The statutes related to federal tax returns of Hollywood Entertainment Corporation are closed through 1997. Due to net operating losses generated by Hollywood in 1998 and later years, the statute of limitations remains open for those years to the extent of the net operating losses.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Also, we have generated net operating losses for state purposes in certain states, which have had the effect of extending the statute of limitations in those states.


5. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangibles, and Goodwill

Impairment Indicators

SFAS No. 142 and SFAS No. 144 require interim testing for impairment of other long-lived assets, other indefinite-lived intangible assets and goodwill when impairment indicators are present. SFAS No. 144 provides examples of events or changes in circumstances that might indicate that impairment exists for a particular long-lived asset or asset group. During the month of March 2007 and most notably during the second quarter of fiscal 2007, our industry in general, and our business in particular, have experienced events and circumstances that required us to assess the recoverability of the carrying value of certain of our long-lived assets. Among those events and circumstances that we believe to be impairment indicators are:

- substantially larger than anticipated drop in year-over-year same store sales and gross margins;

-  a continuing trend of operating losses;

-  projected cash flow losses for a substantial number of our stores;

- a significant drop in our stock price and resulting market capitalization;

- a significant drop in trading prices for our first and second lien debt and 11% senior notes; and

-  recent significant adverse changes in our industry as discussed in Item
   2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Other Long-Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted above, we performed impairment testing on our long-lived assets as of July 1, 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded a charge of $26.2 million and $16.8 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively.

We also determined that our definite-lived intangible asset for the customer list in the Hollywood segment was impaired as a result of attrition in active customers. We therefore recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles.

Other Indefinite-Lived Intangibles

We normally conduct our annual test of the valuation of our indefinite-lived intangible asset, the Hollywood trademark, during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in SFAS No. 142. However due to the impairment indicators noted above, we performed impairment testing on the Hollywood trademark as of July 1, 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The carrying value of the Hollywood trademark was greater than its fair value and therefore was deemed to be impaired. The implied fair value of the Hollywood trademark was determined to be $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles.

Goodwill

We normally conduct our annual test of the valuation of goodwill during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in SFAS No. 142. However, due to the impairment indicators noted above, we performed impairment testing on our valuation of goodwill as of July 1, 2007.

Goodwill is tested at a reporting unit level, which for this purpose consists solely of Hollywood Video, as our Movie Gallery reporting unit had an immaterial amount of goodwill and our Game Crazy reporting unit has no goodwill. Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of the Hollywood Video reporting unit was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to these business and industry trends, the computation of estimated fair value considered market prices of our debt and equity securities.

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore a goodwill impairment charge was recorded for $115.6 million.

Impairment Estimates and Assumptions

The impairment charges related to our long-lived assets associated with our stores, our definite-lived intangible assets, our indefinite-lived intangible asset, and our goodwill were calculated using our best estimate of future forecasted cash flows from the respective assets and a discount rate inherent within our cost of capital. The nature of this analysis requires significant management judgment about our future operating results, including revenues, margins, operating expenses and applicable discount rate. If we had used different assumptions and estimates regarding our future operating results or discount rate, the impairment charge might have been materially different. However, we believe that our assumptions and estimates are reasonable and represent our most likely future operating results based upon the current information available.

To date, we have not recorded any impairment charges related to our rental inventory. In addition to our property, furnishings, and equipment impairment charges and our customer list impairment charge, we could incur impairment charges to our rental inventory. If we were to close a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These future asset impairments could have a materially adverse effect on our consolidated results of operations.

We will continue to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In circumstances where impairment is determined to exist, we will write down the assets to their fair market value.


6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

                                    December 31, 2006        July 1, 2007
                    Weighted-   ------------------------ ---------------------
                    Average      Gross                   Gross
                  Amortization  Carrying  Accumulated   Carrying  Accumulated
                     Period      Amount   Amortization   Amount   Amortization
                  ------------  --------  ------------  --------  ------------
Goodwill
  Segments:
     Movie Gallery      -       $    147  $          -  $      -  $          -
     Hollywood Video    -        115,422             -         -             -
                                --------  ------------  --------  ------------
Total goodwill                  $115,569  $          -  $      -  $          -
                                ========  ============  ========  ============

Other intangible assets:
Non-compete
 agreements          8 years    $ 12,263  $    (10,880) $ 12,329  $    (11,273)
Trademarks:
 Hollywood Video   Indefinite    170,977             -    75,543             -
 Game Crazy         15 years       4,000          (444)    4,000          (578)
Customer lists       5 years       8,994        (2,998)    8,994        (6,342)
                                --------  ------------  --------  ------------
                                $196,234  $    (14,322) $100,866  $    (18,193)
                                ========  ============  ========  ============

Estimated amortization expense for other intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

                     2007                             886
                     2008                           1,614
                     2009                           1,427
                     2010                             671
                     2011                             292
                     2012                             269

The changes in the carrying amounts of goodwill, indefinite-lived intangibles, and definite-lived intangibles for the fiscal year ended December 31, 2006 and the twenty-six weeks ended July 1, 2007, are as follows (in thousands):

                                                  Indefinite-   Definite-
                                                    Lived         Lived
                                      Goodwill   Intangibles   Intangibles
                                     ---------   -----------   -----------
Net balance as of January 1, 2006    $ 118,404   $   170,959   $    13,712
Additions and adjustments               (2,835)           18            61
Amortization expense                         -             -        (2,838)
                                     ---------   -----------   -----------
Net balance as of December 31, 2006  $ 115,569   $   170,977   $    10,935
                                     ---------   -----------   -----------
Additions and adjustments                    1             -            21
Impairment charges                    (115,570)      (95,434)       (2,445)
Amortization expense                         -             -        (1,381)
                                     ---------   -----------   -----------
Net balance as of July 1, 2007       $       -   $    75,543   $     7,130
                                     =========   ===========   ===========


7. Store Closure, Merger and Restructuring Reserves

Store Closure

We continue to evaluate underperforming stores and stores that have overlap trade areas in our Movie Gallery, Hollywood Video and Game Crazy segments. During the twenty-six weeks ended July 1, 2007, we closed 92 underperforming stores. We recognized $1.1 million in store closure expenses for the twenty-six weeks ended July 1, 2007.

                                       Movie    Hollywood
                                      Gallery     Video       Total
                                    ----------  ---------   ---------
Store closure reserve:

Balance as of January 1, 2006       $   10,112  $   3,613   $  13,725
Additions and adjustments                3,344       (145)      3,199
Payments                                (5,474)      (773)     (6,247)
                                    ----------  ---------   ---------
Balance as of December 31, 2006     $    7,982  $   2,695   $  10,677
Additions and adjustments                 (846)       624        (222)
Payments                                (2,075)      (422)     (2,497)
                                    ----------  ---------   ---------
Balance as of July 1, 2007          $    5,061  $   2,897   $   7,958
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

During the second quarter of fiscal 2007, we established additional restructuring reserves in both the Hollywood and Movie Gallery segments for termination benefits associated with the elimination of positions as part of a planned headcount reduction of corporate and field associates. This headcount reduction was instituted as part of our cost-cutting initiatives. Severance, retention incentives and outplacement services costs are recognized in Store operating expenses and General and administrative expenses.

A summary of our restructuring reserve activity is as follows:

                                       Movie    Hollywood
                                      Gallery     Video      Total
Termination benefits:               ----------  ---------   --------

Balance as of January 1, 2006       $    1,190  $   4,116   $  5,306
Additions and adjustments                1,135          -      1,135
Payments                                (1,985)    (3,034)    (5,019)
                                    ----------  ---------   --------
Balance as of December 31, 2006     $      340  $   1,082   $  1,422
Additions and adjustments                  297        471        768
Payments                                  (357)    (1,118)    (1,475)
                                    ----------  ---------   --------
Balance as of July 1, 2007          $      280  $     435   $    715
                                    ==========  =========   ========

Estimated future
 additions and
 adjustments                        $      113  $     377   $    490
Total termination
 benefits cost                      $    2,736  $   7,503   $ 10,239


8. Long Term Obligations

Long term debt consists of the following (in thousands):


                                          December 31,     July 1,
           Instrument                        2006           2007
-----------------------------------       -----------   ------------

Movie Gallery Senior Notes                $   322,044   $    322,321
April 2005 Credit Facility
 Term A Loan                                   66,787              -
 Term B Loan                                  688,070              -
 Revolving credit facility                     15,024              -
March 2007 Credit Facility
 First lien term loan                               -        598,500
 Second lien term loan                              -        175,000
 Revolving credit facility                          -        100,000
Hollywood senior subordinated notes               450            450
Capital leases                                     80          1,412
                                          ------------  ------------
Total                                        1,092,455     1,197,683
Less current portion                            (4,580)   (1,197,683)
                                          ------------  ------------
                                          $  1,087,875  $          -
                                          ============  ============

March 2007 Credit Facility

On March 8, 2007, we entered into a new $900 million senior secured credit facility, or the March 2007 Credit Facility. The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility, or the April 2005 Credit Facility, which we entered into in April 2005 in connection with the acquisition of Hollywood. The $325 million of 11% senior unsecured notes due 2012, or the 11% senior notes, which we also issued in connection with the Hollywood acquisition, remain outstanding.

We accounted for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and in the first quarter of fiscal 2007 we recognized a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility. In addition, we have deferred $23.2 million in debt financing fees related to the March 2007 Credit Facility, which will be recognized ratably over the term of the March 2007 Credit Facility.

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

The first lien facilities require us to meet certain financial covenants, including a secured leverage test, a total leverage test and an interest coverage test. Each of these covenants is calculated based on trailing four quarter results using specific definitions that are contained in the first lien credit agreement. Due to current industry conditions and increasing competition in the home video market, as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we were not in compliance with the financial covenants contained in the first lien facilities as of the end of the second quarter of fiscal 2007. The second lien credit facility contains no financial covenants, but a default under the first lien credit agreement could create a cross default under the second lien term loan and the 11% senior notes.

As a result of our non-compliance with the financial covenants contained in the first lien facilities and our resulting default under the first lien credit agreement, the first lien credit agreement lenders have the right to terminate their commitments, accelerate all of our obligations and exercise their remedies under the first lien credit agreement. We have executed a Forbearance Agreement (as amended), effective as of July 2, 2007, with certain lenders under the first lien credit agreement. Under the Forbearance Agreement (as amended), the lenders will forbear until August 14, 2007 from exercising default-related rights and remedies arising from existing defaults, absent any new defaults under the first lien credit agreement or the Forbearance Agreement (as amended).

Due to our default under the first lien credit agreement, we have classified all obligations due under the first lien facilities as current liabilities as of July 1, 2007. Due to the uncertainty that our default under the first lien credit agreement could trigger the cross default provisions on our second lien term loan and 11% senior notes, we have classified our $175 million second lien term loan and our $325 million 11% senior notes as current liabilities as of July 1, 2007.

For further information regarding our March 2007 Credit Facility and our default under our first lien credit agreement, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

Interest Rate Hedges

Our March 2007 Credit Facility requires that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

On April 3, 2007, we executed a floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of April 5, 2007 and a termination date of June 29, 2007. Under the terms of this swap agreement, we paid fixed-rate interest on the $225.0 million at a rate of 5.348% and received floating-rate interest based on a linear interpolation of two-month and three-month LIBOR for the 85 days covering the term of this swap. We received $0 in consideration upon settlement of this interest rate swap.

On April 3, 2007, we executed a forward-starting floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of June 29, 2007 and a termination date of June 30, 2010. Under the terms of this forward-starting swap agreement, we paid fixed-rate interest on the $225.0 million at a rate of 5.128% and received floating-rate interest based on three-month LIBOR. On July 5, 2007, we settled this interest rate swap (prior to the scheduled termination date) and received $1.3 million in consideration.

On July 31, 2007, we entered into a new 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of the new cap agreement, we will pay floating-rate interest up to a maximum of 6.50% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010.


9. Stock Based Compensation

We recognize stock-based compensation expense in accordance with SFAS No.
123(R).

Stock options granted under our stock plans have a ten-year term and generally vest over four years. There was no expense recognized related to stock options in the twenty-six weeks ended July 2, 2006 or July 1, 2007, as all of our outstanding options were fully vested as of the end of fiscal 2005.

Following is a summary of our stock option activity for the twenty-six weeks ended July 1, 2007:

					 	          Weighted-
				         Options       Average Exercise
				       Outstanding     Price Per Share
				      -------------    ----------------

Outstanding at December 31, 2006           779,828               14.47
  Granted							 -			   -
  Exercised                                      -                   -
  Cancelled                                (16,125)              17.52
                                      -------------    ----------------
Outstanding at July 1, 2007	           763,703               14.40

Exercisable at December 31, 2006           779,828               14.47
Exercisable at July 1, 2007                763,703               14.40


Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $0.7 million and $0.6 million for the twenty-six weeks ended July 2, 2006 and July 1, 2007, respectively.
The total grant date fair value of service-based share awards vested during the twenty-six weeks ended July 2, 2006 and July 1, 2007 was $1.5 million and $3.5 million, respectively.

Following is a summary of our service-based non-vested share activity for the twenty-six weeks ending July 1, 2007:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares               Value
                                          ----------     ------------------
Outstanding at December 31, 2006           1,331,067	 $             8.00
     Granted                                 135,000                   3.58
     Vested 			            (436,015)                  8.14
     Cancelled				    (139,682)                  6.65
					  ----------
Outstanding at July 1, 2007		     890,370                   7.48
					  ==========

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.3 million and $0 for performance-based stock grants was recognized for the twenty-six weeks ended July 2, 2006 and July 1, 2007, respectively, using the accelerated expense attribution method under SFAS Interpretation No. 28, or EITF 00-23. The total grant date fair value of performance-based share awards vested during the twenty-six weeks ended July 2, 2006 and July 1, 2007 was $1.5 million and $0.8 million, respectively.

Following is a summary of our performance-based non-vested share activity for the twenty-six weeks ended July 1, 2007:

                                                          Weighted-Average
                                                           Grant-Date Fair
                                            Shares             Value
                                          ----------     ------------------
Outstanding at December 31, 2006	      25,000	 $            30.03
     Granted                                       -		          -
     Vested 				     (25,000)                 30.03
     Cancelled					   - 			  -
					  ----------
Outstanding at July 1, 2007 		           -			  -
					  ==========

Total compensation cost related to all non-vested awards that is not yet recognized was $4.3 million at July 1, 2007 and is expected to be recognized over a weighted-average period of approximately two years.


10.  Comprehensive Income (Loss)

Comprehensive income is as follows (in thousands):

                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                               ----------------------   ----------------------
                                 July 2,      July 1,    July 2,      July 1,
                                  2006         2007       2006         2007
                               ---------    ---------   ---------    ---------
Net income (loss)              $ (14,898)   $(309,939)  $  25,452    $(324,805)
Change in foreign currency
 cumulative translation
 adjustment, net of taxes          1,418        1,327       1,330        1,579
Change in value of interest
 rate swap, net of taxes          (1,148)        (893)       (146)      (1,806)
                               ---------    ---------   ---------    ---------
Comprehensive income (loss)    $ (14,628)   $(309,505)  $  26,636    $(325,032)
                               =========    =========   =========    =========

11.  Commitments and Contingencies

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. The parties agreed to settle the case and entered into a Stipulation of Settlement and Release dated March 29, 2007. An order and final judgment, approving the settlement and dismissing the case with prejudice, was entered by the court on June 4, 2007. Due to our current liquidity situation, we have not yet performed our obligations pursuant to the Stipulation of Settlement and Release.

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores, owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of July 1, 2007, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent to us a demand for arbitration, which we refer to as the Demand, seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages, alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are without merit and intend to vigorously defend this matter.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management's attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At July 1, 2007, the legal contingencies reserve was $2.0 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.


12.  Segment Reporting

Our reportable segments are based on our three store brands, Movie Gallery, Hollywood Video, and Game Crazy. Movie Gallery represents 2,522 video stores serving mainly rural markets in the United States and Canada; Hollywood Video represents 2,017 video stores serving predominantly urban markets; and Game Crazy represents 623 in-store departments and 14 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):


                                    Thirteen Weeks Ended
                                       July 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  191,351 $  302,195  $      -  $  493,546
Product sales               17,880     25,001    64,858     107,739
Depreciation and
 amortization                9,664     13,239     2,459      25,362
Rental amortization         23,883     30,495         -      54,378
Operating income (loss)     (1,824)    17,400    (1,333)     14,243
Goodwill                       147    117,771         -     117,918
Total assets               369,534    730,436    97,666   1,197,636
Purchases of property,
 furnishings and
 equipment                   3,890      2,199        19       6,108


                                    Thirteen Weeks Ended
                                       July 1, 2007
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  174,802  $ 258,603  $      -  $  433,405
Product sales               18,943     26,732    82,144     127,819
Depreciation and
 amortization               11,069     12,201     2,014      25,284
Rental amortization         20,119     24,337         -      44,456
Impairment of goodwill         148    115,422         -     115,570
Impairment of other
 intangibles                     -     97,879         -      97,879
Impairment of property,
 furnishings, and
 equipment                  16,769     23,256     2,976      43,001
Operating loss             (15,787)  (265,912)     (546)   (282,245)
Goodwill                         -          -         -           -
Total assets               338,773    433,868   119,352     891,993
Purchases of property,
 furnishings and
 equipment                     531       (246)        -         285


                                    Twenty-six Weeks Ended
                                        July 2, 2006
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  414,032  $ 649,943  $      -  $1,063,975
Product sales               39,595     54,668   137,414     231,677
Depreciation and
 amortization               19,059     27,785     5,236      52,080
Rental amortization         52,670     67,080         -     119,750
Operating income (loss)     13,542     71,106    (2,896)     81,752
Goodwill                       147    117,771         -     117,918
Total assets               369,534    730,436    97,666   1,197,636
Purchases of property,
 furnishings and
 equipment                  10,709      4,289        93      15,091


                                    Twenty-six Weeks Ended
                                        July 1, 2007
                        -------------------------------------------
                          Movie     Hollywood   Game
                         Gallery      Video     Crazy      Total
                        ----------  ---------  --------  ----------
Rental revenue          $  385,012  $ 559,437  $      -  $  944,449
Product sales               37,660     54,556   172,253     264,469
Depreciation and
 amortization               19,063     24,017     4,046      47,126
Rental amortization         42,687     51,092         -      93,779
Impairment of goodwill         148    115,422         -     115,570
Impairment of other
 intangibles                     -     97,879         -      97,879
Impairment of property,
 furnishings, and
 equipment                  16,769     23,256     2,976      43,001
Operating income (loss)      4,970   (254,783)    1,187    (248,626)
Goodwill                         -          -         -           -
Total assets               338,773    433,868   119,352     891,993
Purchases of property,
 furnishings and
 equipment                     453        931         -       1,384


13. Consolidating Financial Statements

The following tables present condensed consolidating financial information for:
(a) Movie Gallery, Inc., or the Parent, on a stand-alone basis; (b) on a combined basis, the guarantors of our 11% Senior Notes due 2012, or the Subsidiary Guarantors, which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; and (c) on a combined basis, the non-guarantor subsidiaries, which include Movie Gallery Canada, Inc., Movie Gallery Mexico, Inc., S. de R.L. de C.V., and MG Automation, Inc. Each of the Subsidiary Guarantors is wholly owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.


Consolidating Statement of Operations
Thirteen weeks ended July 2, 2006
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-   Elimin-   Consol-
                               Parent    iaries    iaries    ations    idated
                            --------- ---------  --------- --------- ---------
Revenue:
  Rentals                   $       - $ 473,467  $  20,079 $       - $ 493,546
  Product sales                     -   105,449      2,290         -   107,739
                            --------- ---------  --------- --------- ---------
Total revenue                       -   578,916     22,369         -   601,285

Cost of sales:
  Cost of rental revenue            -   145,875      9,029         -   154,904
  Cost of product sales             -    75,516      1,897         -    77,413
                            --------- ---------  --------- --------- ---------
Gross profit                        -   357,525     11,443         -   368,968


Operating costs and expenses:
 Store operating expenses           -   291,566     13,928         -   305,494
 General and administrative       106    47,314      1,103         -    48,523
 Amortization of intangibles        -       672         36         -       708
                             --------  --------   --------  -------- ---------
Operating income (loss)          (106)   17,973     (3,624)        -    14,243

Interest expense, net          20,321    10,337         36         -    30,694
Equity in earnings (losses)
 of subsidiaries                5,193    (2,526)         -    (2,667)        -
                             --------  --------   --------  -------- ---------
Income (loss) before
 income taxes                 (15,234)    5,110     (3,660)   (2,667)  (16,451)
Income benefit                   (336)      (83)    (1,134)        -    (1,553)
                             --------  --------   --------  -------- ---------
Net income (loss)            $(14,898) $  5,193   $ (2,526) $ (2,667) $(14,898)
                             ========  ========   ========  ======== =========


Consolidating Statement of Operations
Thirteen weeks ended July 1, 2007
(unaudited, in thousands)


                            --------------------------------------------------
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-   Subsid-    Elimin-   Consol-
                               Parent    iaries    iaries     ations    idated
                            --------- ---------- ---------   -------  ---------
Revenue:
  Rentals                   $       - $  414,571 $  18,834   $     -  $ 433,405
  Product sales                     -    125,349     2,470         -    127,819
                            --------- ---------- ---------   -------  ---------
Total revenue                       -    539,920    21,304         -    561,224

Cost of sales:
  Cost of rental revenue            -    135,423     5,570         -    140,993
  Cost of product sales             -     94,037     2,077         -     96,114
                            --------- ---------- ---------   -------  ---------
Gross profit                        -    310,460    13,657         -    324,117


Operating costs and expenses:
 Store operating expenses           -    290,353    13,268         -    303,621
 General and administrative     2,690     41,677     1,563         -     45,930
 Amortization of intangibles        -        650        36         -        686
 Impairment of goodwill             -    115,556        14         -    115,570
 Impairment of other
  intangibles                       -     97,879         -         -     97,879
 Impairment of property,
  Furnishings, and equipment        -     38,953     4,048         -     43,001
 Other expenses		            -	       -      (325)        -       (325)
                            ---------  --------- ---------   -------  ---------
Operating loss                 (2,690)  (274,608)   (4,947)        -   (282,245)

Interest expense, net          19,070      9,609         -         -     28,679
Equity in earnings (losses)
 of subsidiaries             (288,592)    (4,074)        -   292,666          -
                            ---------  --------- ---------   -------  ---------
Income (loss) before
 income taxes                (310,352)  (288,291)   (4,947)  292,666   (310,924)
Income taxes (benefit)           (413)       301      (873)        -       (985)
                            ---------  --------- ---------  --------  ---------
Net income (loss)           $(309,939) $(288,592)$  (4,074) $292,666  $(309,939)
                            =========  ========= =========  ========  =========


Consolidating Statement of Operations
Twenty-six weeks ended July 2, 2006
(unaudited, in thousands)


                           ---------------------------------------------------
                                                    Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                              Parent     iaries   iaries    ations     idated
                           --------- ---------- --------- --------- ----------
Revenue:
  Rentals                  $       - $1,021,067 $  42,908 $       - $1,063,975
  Product sales                    -    226,564     5,113         -    231,677
                           --------- ---------- --------- --------- ----------
Total revenue                      -  1,247,631    48,021         -  1,295,652

Cost of sales:
  Cost of rental revenue           -    310,738    17,743         -    328,481
  Cost of product sales            -    166,750     4,543         -    171,293
                           --------- ---------- --------- --------- ----------
Gross profit                       -    770,143    25,735         -    795,878


Operating costs and expenses:
 Store operating expenses          -    590,224    26,997         -    617,221
 General and administrative    2,897     90,262     2,305         -     95,464
 Amortization of intangibles       -      1,369        72         -      1,441
                            --------  ---------  --------  -------- ----------
Operating income (loss)       (2,897)    88,288    (3,639)        -     81,752

Interest expense, net         40,147     17,884       116         -     58,147
Equity in earnings (losses)
 of subsidiaries              68,131     (2,594)        -   (65,537)         -
                            --------  ---------  --------  -------- ----------
Income (loss) before
 income taxes                 25,087     67,810    (3,755)  (65,537)    23,605
Income benefit                  (365)      (321)   (1,161)        -     (1,847)
                            --------  ---------  --------  -------- ----------
Net income (loss)           $ 25,452  $  68,131  $ (2,594) $(65,537)$   25,452
                            ========  =========  ========  ======== ==========


Consolidating Statement of Operations
Twenty-six weeks ended July 1, 2007
(unaudited, in thousands)


                           ---------------------------------------------------
                                                    Non-
                                       Guarantor Guarantor
                                         Subsid-  Subsid-   Elimin-    Consol-
                              Parent     iaries   iaries    ations     idated
                           --------- ---------- --------- --------- ----------
Revenue:
  Rentals                  $       - $  904,843 $  39,606 $       - $  944,449
  Product sales                    -    259,720     4,749         -    264,469
                           --------- ---------- --------- --------- ----------
Total revenue                      -  1,164,563    44,355         -  1,208,918

Cost of sales:
  Cost of rental revenue           -    284,402    11,614         -    296,016
  Cost of product sales            -    195,645     3,857         -    199,502
                           --------- ---------- --------- --------- ----------
Gross profit                       -    684,516    28,884         -    713,400


Operating costs and expenses:
 Store operating expenses          -    585,526    26,077         -    611,603
 General and administrative    5,543     84,429     2,923         -     92,895
 Amortization of intangibles       -      1,311        70         -      1,381
 Impairment of goodwill            -    115,556        14         -    115,570
 Impairment of other
  intangibles                      -     97,879         -         -     97,879
 Impairment of property,
  Furnishings, and equipment       -     38,953     4,048         -     43,001
 Other expenses                    -          -      (303)        -       (303)
                            --------  ---------  --------  -------- ----------
Operating income (loss)       (5,543)  (239,138)   (3,945)        -   (248,626)

Interest expense, net
(Parent includes $17,538
 write off of debt issuance
 costs)                       56,697     19,762        20         -     76,479
Equity in earnings (losses)
 of subsidiaries            (262,509)    (3,616)        -   266,125          -
                           ---------  ---------  --------  -------- ----------
Income (loss) before
 income taxes               (324,749)  (262,516)   (3,965)  266,125   (325,105)
Income taxes (benefit)            56         (7)     (349)        -       (300)
                           ---------  ---------  --------  -------- ----------
Net income (loss)          $(324,805) $(262,509) $ (3,616) $266,125 $ (324,805)
                           -========  =========  ========  ======== ==========


Condensed Consolidating Balance Sheet
December 31, 2006
(in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- --------- --------  ---------  ----------
Assets
Current assets:
 Cash and cash equivalents  $       - $   29,274 $ 3,679 $         - $   32,953
 Merchandise inventory, net         -    136,887   3,727           -    140,614
 Prepaid expenses                   -     43,683   1,641           -     45,324
 Store supplies and other           -     18,764   1,447           -     20,211
 Deferred income taxes   	    -          -     209           -        209
                            ---------  ---------  ------  -----------  --------
Total current assets                -    228,608  10,703           -    239,311

Rental inventory, net               -    326,183  13,798           -    339,981
Property, furnishings and
 equipment, net                     -    230,146  12,789           -    242,935
Goodwill                            -    115,556      13           -    115,569
Other intangibles, net              -    181,646     266           -    181,912
Deposits and other assets      28,906      4,175     488           -     33,569
Investments in subsidiaries   878,144     16,833       -    (894,977)         -
                            --------- ---------- ------- ----------- ----------
Total assets                $ 907,050 $1,103,147 $38,057 $  (894,977)$1,153,277
                            ========= ========== ======= =========== ==========

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
                           ========== ========== ======= =========== ==========


Condensed Consolidating Balance Sheet
July 1, 2007
(unaudited, in thousands)

                            --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                        Subsid-  Subsid-   Elimin-    Consol-
                              Parent    iaries   iaries    ations     idated
                            --------- ---------  -------  ---------- ----------
Assets
Current assets:
 Cash and cash equivalents  $       - $   40,961 $ 4,552  $        - $   45,513
 Merchandise inventory, net         -    171,120   4,350           -    175,470
 Prepaid expenses                   -     43,942   1,845           -     45,787
 Store supplies and other           -     15,821     901           -     16,722
 Assets held for sale               -      7,613       -           -      7,613
                            ---------  ---------  ------  -----------  --------
Total current assets                -    279,457  11,648           -    291,105

Rental inventory, net               -    310,305  14,954           -    325,259
Property, furnishings and
 equipment, net                     -    146,282   7,643           -    153,925
Other intangibles, net              -     82,456     217           -     82,673
Deferred income taxes, net      1,774          -   1,257           -      3,031
Deposits and other assets      34,109      1,583     308           -     36,000
Investments in subsidiaries   617,216     14,985       -    (632,201)         -
                            --------- ---------- ------- ----------- ----------
Total assets                $ 653,099 $  835,068 $36,027 $  (632,201)$  891,993
                            ========= ========== ======= =========== ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Current maturities of
  long-term obligations    $1,195,821  $   1,862 $     - $         - $1,197,683
 Accounts payable                   -     61,504   2,818           -     64,322
 Accrued liabilities            3,641     67,800   1,384           -     72,825
 Accrued payroll                    -     32,724   1,552           -     34,276
 Accrued interest              11,226         13       -           -     11,239
 Deferred revenue                   -     38,355     515           -     38,870
                            ---------  --------- -------  ----------  ---------
Total current liabilities   1,210,688    202,258   6,269           -  1,419,215

Long-term obligations, less
 current portion                    -          -       -           -          -
Other accrued liabilities           -     31,025   2,047           -     33,072
Intercompany promissory note
 (receivable)                (384,200)   384,200       -           -          -
Payable to (receivable from)
 affiliate                    386,905   (399,631) 12,726           -          -
Stockholders' equity
 (deficit)                   (560,294)   617,216  14,985    (632,201)  (560,294)
                           ---------- ---------- -------  ---------- ----------
Total liabilities and
 stockholders' equity
  (deficit)                $  653,099 $  835,068 $36,027  $ (632,201)$  891,993
                           ========== ========== =======  ========== ==========


Condensed Consolidating Statement of Cash Flow
Twenty-six weeks ended July 2, 2006
(unaudited, in thousands)

                             -------------------------------------------------
                                                   Non-
                                      Guarantor  Guarantor
                                       Subsid-    Subsid-   Elimin-   Consol-
                               Parent  iaries     iaries    ations    idated
                             -------- ---------  --------  --------  ---------
Operating Activities:
Net income (loss)            $ 25,452 $  68,131  $ (2,594) $(65,537) $  25,452
Equity in earnings (losses)
 of subsidiaries              (68,131)    2,594         -    65,537          -
Adjustments to reconcile
 net income (loss) to cash
 provided by (used in)
 operating activities:
Rental inventory
 amortization                       -   110,903     8,847         -    119,750
Purchases of rental
 inventory                          -   (75,986)   (6,250)        -    (82,236)
Purchase of rental
 inventory-base stock               -    (9,160)     (274)        -     (9,434)
Depreciation and
 intangibles amortization           -    49,774     2,306         -     52,080
Gain on disposal of property,
 furnishings, and equipment         -      (697)        -         -       (697)
Stock based compensation        1,253      (196)        -         -      1,057
Amortization of debt
 issuance cost                  3,243         -         -         -      3,243
Deferred income taxes             669         -        18         -        687
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -    13,974       735         -     14,709
  Other current assets             19    (7,384)       39         -     (7,326)
  Deposits and other assets    (1,434)    1,405       (46)        -        (75)
  Accounts payable                  -  (142,056)   (2,040)        -   (144,096)
  Accrued interest                 42         3         9         -         54
  Accrued liabilities and
   deferred revenue               302    (8,458)     (248)        -     (8,404)
                             -------- ---------  --------  --------  ---------
Net cash provided
 by (used in) operating
 activities                   (38,585)    2,847       502         -    (35,236)

Investing Activities:
Business acquisitions,
 net of cash acquired               -      (300)      (19)        -       (319)
Purchase of property,
 furnishings and equipment          -   (13,577)   (1,514)        -    (15,091)
Proceeds from disposal of
 property, furnishings and
 equipment                          -     1,320         -         -      1,320
Investment in subsidiaries     88,576    (1,748)        -   (86,828)         -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
  activities                   88,576   (14,305)   (1,533)  (86,828)   (14,090)

Financing Activities:
Repayment of capital
 lease obligations                  -      (328)       -          -       (328)
Intercompany payable/
 receivable                     8,855   (14,360)    5,505         -          -
Net borrowings on credit
 facilities                     5,464         -    (6,859)        -     (1,395)
Debt financing fees            (5,528)        -         -         -     (5,528)
Principal payments on
 debt                         (58,782)        -       (58)        -    (58,840)
Capital contribution
 from parent                        -   (88,576)    1,748    86,828          -
                             -------- ---------  --------  --------  ---------
Net cash provided by
 (used in) financing
  activities                  (49,991) (103,264)      336    86,828    (66,091)

Effect of exchange rate
 changes on cash and
 cash equivalents                   -     1,330         -         -      1,330
                             -------- ---------  --------  --------  ---------
Decrease in cash and
 cash equivalents                   -  (113,392)     (695)        -   (114,087)

Cash and cash equivalents at
 beginning of period                -   133,901     1,337         -    135,238
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  20,509  $    642  $      -  $  21,151
                             ======== =========  ========  ========  =========


Condensed Consolidating Statement of Cash Flow
Twenty-six weeks ended July 1, 2007
(unaudited, in thousands)

                             --------------------------------------------------
                                                  Non-
                                      Guarantor Guarantor
                                       Subsid-   Subsid-    Elimin-   Consol-
                              Parent   iaries    iaries     ations    idated
                             -------- --------- ---------  --------  ---------
Operating Activities:
Net income (loss)           $(324,805)$(262,509) $ (3,616) $266,125  $(324,805)
Equity in earnings (losses)
 of subsidiaries              262,509     3,616         -  (266,125)         -
Adjustments to reconcile
 net income (loss) to cash
 used in operating
 activities:
Rental inventory
 amortization                       -    88,602     5,177         -     93,779
Purchases of rental
 inventory, net                     -   (72,200)   (5,064)        -    (77,264)
Purchases of rental
 inventory base stock               -      (524)        -         -       (524)
Depreciation and
 intangibles amortization           -    44,842     2,284         -     47,126
Gain on disposal of property,
 furnishings, and equipment	           (228)      (40)        -       (268)
Stock based compensation          538        97         -         -        635
Amortization of debt
 issuance cost                  3,388         -         -         -      3,388
Write off of debt issuance
 costs                         17,538         -         -         -     17,538
Impairment of goodwill              -   115,556        14         -    115,570
Impairment of other
 intangibles                        -    97,879         -         -     97,879
Impairment of property,
 furnishings, and equipment         -    38,953     4,048         -     43,001
Other non-cash (income)
 expense                       (1,806)        -         -         -     (1,806)
Deferred income taxes          (1,774)        -    (1,077)        -     (2,851)
Changes in operating
 assets and liabilities, net
 of business acquisitions:
  Merchandise inventory             -   (34,233)     (253)        -    (34,486)
  Other current assets              -     4,660       563         -      5,223
  Deposits and other assets    (2,613)      943       210         -     (1,460)
  Accounts payable                  -   (19,503)   (2,894)        -    (22,397)
  Accrued interest              4,659         -      (193)        -      4,466
  Accrued liabilities and
   deferred revenue             2,783   (27,632)      (83)        -    (24,932)
                            --------- ---------  --------  --------  ---------
Net cash used in operating
 activities                   (39,583)  (21,681)     (924)        -    (62,188)

Investing Activities:
Business acquisitions,
 net of cash acquired               -    (3,129)        -         -     (3,129)
Purchases of property,
 furnishings and equipment          -    (1,291)      (93)        -     (1,384)
Proceeds from disposal of
 property, furnishings, and         -       450        87                  537
 equipment
Investment in subsidiaries          -      (179)      179         -          -
                            --------- ---------  --------  --------  ---------
Net cash provided by
 (used in) investing
  activities                        -    (4,149)      173         -     (3,976)


Financing Activities:
Repayments of capital lease
 obligations                        -    (1,034)        -         -     (1,034)
Intercompany payable/
 receivable                   (40,797)   38,551     2,246         -          -
Net borrowings (repayments)
 on credit facilities          83,477         -         -         -     83,477
Debt financing fees           (23,239)        -         -         -    (23,239)
Proceeds from the issuance
 of debt                      775,000         -         -         -    775,000
Principal payments on
 long-term debt              (754,858)        -         -        -    (754,858)
                             --------  --------  --------  --------  ---------
Net cash provided by
 financing activities          39,583    37,517     2,246         -     79,346

Effect of exchange rate
 changes on cash and
 cash equivalents                   -         -      (622)        -       (622)
                             --------  --------  --------  --------  ---------
Increase in cash and cash
 equivalents                        -    11,687       873          -    12,560

Cash and cash equivalents at
 beginning of period                -    29,274     3,679         -     32,953
                             -------- ---------  --------  --------  ---------
Cash and cash equivalents
 at end of period            $      - $  40,961  $  4,552  $      -  $  45,513
                             ======== =========  ========  ========  =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Summary of Financial Condition

During the thirteen weeks ended July 1, 2007, we incurred significant losses from operations as a result of current industry conditions and increased competition in the home video market. Our operating results caused us to fail the financial covenants contained in our first lien credit facilities as of the end of the second quarter of fiscal 2007, which in turn creates uncertainty that the associated default under the first lien credit agreement could trigger cross default provisions on our second lien term loan and 11% senior notes. As a result of these recent losses, we updated our future projections of operating cash flows, which caused us to recognize substantial impairment charges on certain of our long-lived assets. Subsequent to the end of the second quarter of fiscal 2007, many of our significant vendors have discontinued extending us trade credit, and we have experienced additional tightening of terms with other vendors. Consequently, our liquidity has been adversely affected and there is now substantial doubt as to our ability to continue as a going concern.

For additional information regarding our long term obligations, liquidity and ongoing discussions with our major creditors, see "Liquidity and Capital Resources" further below in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Current Industry Conditions

Our Movie Gallery and Hollywood Video retail store locations compete in the
home video retail industry.   The home video retail industry includes the sale
and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. A number of industry-wide factors have combined to negatively impact the rental market, which include but are not limited to:

-  weak movie title lineup;

-  cannibalization of rentals by low-priced movies available for sale;

-  growth of the online rental segment;

-  the standard DVD format nearing the end of its life cycle;

- movie studios structuring their DVD movie releases towards the later part of the year;

- competing high definition DVD formats delaying content release and consumer acceptance; and

- the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television.

While these trends have been apparent for some time, they have been more prevalent over the past four months. In addition, while the movie rental market was expected to be soft during the first half of 2007, we experienced significantly sharper than anticipated declines in revenue also over the past
four months.   These declines were primarily the result of competitive pricing between Blockbuster and Netflix over their subscription services and greater than expected customer acceptance of Blockbuster's Total Access program, which mixes elements of instore and online movie rentals. These factors along with the trends discussed above have had a negative impact on our business over the twenty-six weeks ended July 1, 2007. We expect that these factors and trends will continue to have a negative impact on the rental market for at least the next six months, if not longer.

Our Business

As of July 1, 2007, we operated approximately 4,550 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We currently plan to open fewer than 10 new stores for the full fiscal year 2007, subject to market and industry conditions. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Movie Gallery's eastern-focused rural and secondary market presence and Hollywood's western-focused prime urban and suburban superstore locations combine to form a nationwide geographical store footprint.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. The studios have historically maintained an exclusive window for home video distribution (available for rental and sale), which provides the home video industry with an approximately 45- to 60- day period during which we can rent and sell new releases before they are made available on pay-per-view or through other distribution channels. According to Adams Media Research, the domestic home video industry accounted for approximately 60% of domestic studio movie revenue in 2006. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies are focused on developing and maintaining a sustainable business model. We strive to minimize the operating and overhead costs associated with our business. It is our belief that the brick-and-mortar stores will continue to retain their relevance, and that relevance can be augmented with certain enhancements, such as:

-  store size optimization;

-  geographical placement and branding of stores within our fleet;

-  expansion of the movie kiosk program;

-  integration of complementary in-store technology;

-  integration of online video rental and video on demand; and

- balanced marketing and promotions that provide a meaningful return on investment.

To that end, we have continued to explore the economic viability of various alternative delivery channels, and we are taking steps to develop our own online video rental and video-on-demand delivery systems. We anticipate offering online video rental to the broader marketplace in early fiscal 2008, and we recently acquired MovieBeam, Inc., or MovieBeam, an on-demand movie service.

We do not see a cost-benefit advantage in the adoption of a first-mover strategy that ignores underlying economic fundamentals. Rather, it is our intent to deliver complementary offerings to our customers when these offerings can provide not only compelling value propositions, but also tangible contributions to our operating performance.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe that monitoring our five operating performance indicators described below will contribute to the execution of our operating plans and strategy.

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

- Operating cash flows. In prior years, our stores generated significant levels of cash flow. These cash flows were able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on hand and significant long-term debt. Currently our inventory purchases are being funded through a combination of store cash flows and cash on hand, as a result of our having fully drawn the remaining availability under the revolving portion of our March 2007 Credit Facility.

During the second quarter of fiscal 2007, Bill Kosturos, a Managing Director at restructuring and corporate advisory firm Alvarez & Marsal, resumed his role as our Chief Restructuring Officer. Alvarez & Marsal was retained by us in 2006 to bolster our accounting and finance functions and assist in improving our overall operating performance. Alvarez & Marsal's responsibilities have now expanded to include helping us evaluate available strategic and restructuring alternatives. In addition to Alvarez & Marsal, we have hired Lazard Freres & Co. LLC to serve as an independent financial advisor.

Seasonality

There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December, January, and February due to the holidays in these months, inclement weather conditions and frequently the home video release of the preceding summer's hit titles. September is typically the lowest revenue period with schools back in session and the premiere of new fall broadcast television programs. Seasonal patterns for our Game Crazy operating segment are similar to traditional retail revenue peaks, which are significantly weighted towards holiday periods and when schools are out of session.

Pending Acquisition

By letter dated August 29, 2005, Boards, Inc., or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores, owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. In accordance with the terms of the license agreement, Hollywood and Boards have agreed to the retention of a valuation expert and are proceeding with the valuation of the stores. As of July 1, 2007, the purchase price had not yet been determined. It is possible that the transaction will close in fiscal 2007. On March 7, 2007, Boards sent to us a demand for arbitration, which we refer to as the Demand, seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claims an additional $10.0 million in punitive damages, alleging that we have taken action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We believe the allegations contained in the Demand are without merit and intend to vigorously defend this matter.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen weeks and twenty-six weeks ended July 2, 2006 and July 1, 2007.

Selected Financial Statement and Operational Data:

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                             --------------------   ----------------------
                              July 2,      July 1,     July 2,     July 1,
                               2006         2007        2006        2007
                             ---------    ---------  ----------   ---------
                           ($ in thousands, except per share and store data)

Rental revenue               $ 493,546    $ 433,405  $1,063,975   $  944,449
Product sales                  107,739      127,819     231,677      264,469
                             ---------    ---------  ----------   ----------
  Total revenue                601,285      561,224   1,295,652    1,208,918

Cost of rental revenue         154,904      140,993     328,481      296,016
Cost of product sales           77,413       96,114     171,293      199,502
                             ---------    ---------  ----------   ----------
Total gross profit           $ 368,968    $ 324,117  $  795,878   $  713,400

Store operating expenses     $ 305,494    $ 303,621  $  617,221   $  611,603
General and administrative
 expenses                    $  48,523    $  45,930  $   95,464   $   92,895
Impairment of goodwill       $       -    $ 115,570  $        -   $  115,570
Impairment of other
 intangibles                 $       -    $  97,879  $        -   $   97,879
Impairment of property,
 furnishings, and equipment  $       -    $  43,001  $        -   $   43,001
Operating income (loss)      $  14,243    $(282,245) $   81,752   $ (248,626)

Interest expense, net
(includes $17,538 write off
 of debt issuance costs for
 the twenty-six weeks ended
 July 1, 2007)               $  30,694    $  28,679  $   58,147   $   76,479


Net income (loss)            $ (14,898)   $(309,939) $   25,452   $ (324,805)
Net income (loss) per
 diluted share               $   (0.47)   $   (9.69) $     0.80   $   (10.18)

Rental margin                     68.6%        67.5%       69.1%        68.7%
Product sales margin              28.1%        24.8%       26.1%        24.6%
Total gross margin                61.4%        57.8%       61.4%        59.0%

Percent of total revenue:
Rental revenue                    82.1%        77.2%       82.1%        78.1%
Product sales                     17.9%        22.8%       17.9%        21.9%
Store operating expenses          50.8%        54.1%       47.6%        50.6%
General and administrative
 expenses                          8.1%         8.2%        7.4%         7.7%
Impairment of goodwill               -         20.6%          -          9.6%
Impairment of other
 intangibles                         -         17.4%          -          8.1%
Impairment of property,
 furnishings, and equipment          -          7.7%          -          3.6%
Operating income (loss)            2.4%       (50.3%)       6.3%       (20.6%)
Interest expense, net              5.1%         5.1%        4.5%         6.3%
Net income (loss)                 (2.5%)      (55.2%)       2.0%       (26.9%)

Total same-store revenues         (4.6%)       (4.7%)      (5.6%)       (5.3%)
Movie Gallery same-store
 revenues                          1.6%        (3.5%)      (1.3%)       (3.7%)
Hollywood same-store revenues     (7.3%)       (5.3%)      (7.5%)       (6.2%)

Total same-store rental revenues (5.3%) (10.4%) (6.6%) (10.1%) Movie Gallery same-store
 revenues                          1.1%        (4.8%)      (2.5%)       (4.0%)
Hollywood same-store revenues     (8.5%)      (13.9%)      (8.7%)      (13.8%)

Total same-store product sales    (1.5%)       21.0%       (1.2%)       15.9%
Movie Gallery same-store sales     6.1%        10.4%       12.3%        (1.4%)
Hollywood same-store sales        (2.9%)       23.0%       (3.4%)       19.2%

Store count:
   Beginning of period            4,773        4,589       4,749        4,642
   New store builds                  32            2         102            3
   Stores acquired                    -            -           -            -
   Stores closed                    (42)         (38)        (88)         (92)
                              ---------    ---------  ----------    ---------
   End of period                  4,763        4,553       4,763        4,553
                              =========    =========  ==========    =========

Revenue

For the thirteen weeks and twenty-six weeks ended July 1, 2007, consolidated total revenues decreased 6.7% from the comparable periods in 2006, primarily due to a decline in consolidated same-store sales and a decrease in the number of weighted average stores operated. For the thirteen weeks and twenty-six weeks ended July 1, 2007, consolidated same-store sales declined 4.7% and 5.3%, respectively, and the number of weighted average stores operated declined 4.1% and 4.4%, respectively, compared to the prior year periods. Consolidated same-store sales for the thirteen-week period consisted of a 10.4% decline in same-store rental revenue, partially offset by a 21.0% increase in same-store product revenue.

For the thirteen weeks and twenty-six weeks ended July 1, 2007, the Movie Gallery operating segment's total revenues decreased 7.4% and 6.8% from the comparable periods in 2006, primarily due to a decline in same-store sales and a decrease in the number of weighted average stores operated. For the thirteen weeks and twenty-six weeks ended July 1, 2007, the Movie Gallery operating segment's same-store sales declined 3.5% and 3.7%, respectively, and the number of weighted average stores operated declined 6.1% and 6.7%, respectively, compared to the prior year periods. Same-store sales for the thirteen-week period consisted of a 4.8% decline in same-store rental revenue, partially offset by a 10.4% increase in same-store product revenue.

Total revenue for the Hollywood and Game Crazy operating segments for the thirteen weeks and twenty-six weeks ended July 1, 2007 decreased 6.3% and 6.6%, respectively, from the comparable periods in 2006, primarily due to a decline in same-store sales of 5.3% and 6.2%, respectively. Same-store sales for the thirteen-week period consisted of a 13.9% decline in same-store rental revenue, partially offset by a 23.0% increase in same-store product revenue. The increase in same-store product revenue was driven by a 32.0% and 29.1% increase in Game Crazy same-store/department sales for the thirteen weeks and twenty-six weeks ended July 1, 2007, respectively.

We believe the following factors contributed to the decline in our same-store rental revenues:

- aggressive pricing and promotion tactics recently implemented by our competition;

-  the overabundance of DVD titles available for sale in the marketplace;

-  the growth of online rental;

-  the maturation of the DVD life cycle; and

- the widespread availability of content through other audio/video media such as recorded television, pay-per-view movies and the Internet.

Cost of Sales

The cost of rental revenues includes the amortization of rental inventory, revenue-sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margins on rental revenue for the thirteen weeks and twenty-six weeks ended July 1, 2007 were 67.5% and 68.7%, respectively, compared to 68.6% and 69.1% for the comparable periods in 2006. Gross margins for 2006 were negatively impacted by $4.5 million for the thirteen-week period and $11.3 million for the twenty-six week period for charges that were recorded to reflect changes in rental amortization estimates. The decrease in rental gross margins is primarily due to a decline in the average sales price of previously viewed movies and an increase in the cost of product acquired under revenue sharing arrangements.

Cost of product sales includes the costs of new video game merchandise and used video game merchandise taken in on trade within the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margins on product sales for the thirteen weeks and twenty-six weeks ended July 1, 2007 were 24.8% and 24.6%, respectively, compared to 28.1% and 26.1% for the comparable periods in 2006. The decrease in product gross margins was primarily due to a shift in the sales mix towards lower-margin products such as DVD movies, game hardware and game software and away from higher-margin products such as concessions.

Operating Costs and Expenses

Store operating costs and expenses include store-level operational expense, store labor, depreciation, advertising, and other store expenses. Operational expense includes store lease payments, utilities, banking fees, repairs and maintenance, and store supplies expense. Store labor expense includes salaries and wages, employment taxes, benefits, and bonuses for our store employees. Store operating expenses as a percentage of total revenue was 54.1% and 50.6% for the thirteen weeks and twenty-six weeks ended July 1, 2007, respectively, compared to 50.8% and 47.6% for the comparable periods of fiscal 2006.

The following table sets forth the changes in store operating costs and expenses as a percent of total revenue for the thirteen weeks and twenty-six weeks ended July 1, 2007, compared to the comparable periods in fiscal 2006:

                                 Thirteen Weeks Ended
                          ----------------------------------
                            July 2,      July 1,      Net
                             2006         2007       Change
                           ---------   ---------   ---------
Operational expenses           26.0%       27.4%        1.4%
Store labor expense            19.3%       20.3%        1.0%
Depreciation expense            3.4%        3.8%        0.4%
Advertising expense             0.8%        1.4%        0.6%
Other store expense             1.3%        1.2%       (0.1%)
                           ---------   ---------   ---------
                               50.8%       54.1%        3.3%


                                 Twenty-Six Weeks Ended
                           ---------------------------------
                             July 2,     July 1,      Net
                              2006        2007       Change
                           ---------   ---------   ---------
Operational expenses           24.2%       25.5%        1.3%
Store labor expense            18.3%       19.4%        1.1%
Depreciation expense            3.3%        3.2%       (0.1%)
Advertising expense             0.6%        1.2%        0.6%
Other store expense             1.2%        1.3%        0.1%
                           ---------   ----------   --------
                               47.6%       50.6%        3.0%


The increases in store operating costs and expenses as a percentage of total revenue for the thirteen weeks and twenty-six weeks ended July 1, 2007 was due to the proportion of fixed costs affected by the decrease in sales of 6.7% for both the thirteen weeks and twenty-six weeks ended July 1, 2007.

General and Administrative Expenses

General and administrative expenses as a percentage of revenue for the thirteen weeks and twenty-six weeks ended July 1, 2007 were 8.2% and 7.7%, respectively, compared to 8.1% and 7.4% for the corresponding periods of 2006.

The increase in General and administrative expenses as a percentage of revenue for the thirteen-weeks ended July 1, 2007 was primarily due to a decrease in year over year sales of 6.7%. For the thirteen-weeks ended July 1, 2007, payroll and related expenses decreased by $7.5 million, or 1.0% of revenue, from the corresponding period of 2006, which was partially offset by expenses of MovieBeam of $3.0 million and professional fees of $2.0 million. In absolute dollar terms, including MovieBeam expenses, General and administrative expenses decreased $2.6 million compared to the comparable period of fiscal 2006. For the thirteen weeks ended July 2, 2006, $2.3 million in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate fixed assets.

General and administrative expenses as a percentage of revenue for the twenty-six weeks ended July 1, 2007 was relatively flat, increasing 0.3% when compared to the corresponding period of the prior year. For the twenty-six weeks ended July 1, 2007, payroll and related expenses were reduced by $8.7 million, or 0.7% of revenue. This decrease was partially offset by MovieBeam expenses of $5.3 million, or 0.4% of revenue. In absolute dollar terms, including MovieBeam expenses, General and administrative expenses decreased $2.6 million compared to the comparable period of fiscal 2006. For the twenty-six weeks ended July 2, 2006, $4.6 million in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate fixed assets.

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

For the twenty-six weeks ended July 2, 2006 and July 1, 2007, we recognized $0.7 million and $0.6 million, respectively, in compensation expenses related to service-based stock grants, and $0.3 million and $0, respectively, in expenses related to performance-based stock grants. Total compensation cost related to all non-vested awards that is not yet recognized was $4.3 million at July 1, 2007 and is expected to be recognized over a weighted-average period of approximately two years.

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

Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangibles, and Goodwill

Other Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," or SFAS No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted in Note 5 to our Notes to Consolidated Financial Statements, we performed impairment testing on our long-lived assets as of July 1, 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded a charge of $26.2 million and $16.8 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively.

We also determined that our definite-lived intangible asset for the customer list in the Hollywood segment was impaired as a result of attrition in active customers. We therefore recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles.

Other Indefinite-Lived Intangibles

We normally conduct our annual test of the valuation of our indefinite-lived intangible asset, the Hollywood trademark, during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. However due to the impairment indicators noted in Note 5 to our Notes to Consolidated Financial Statements, we performed impairment testing on the Hollywood trademark as of July 1, 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The carrying value of the Hollywood trademark was greater than its fair value and therefore was deemed to be impaired. The implied fair value of the Hollywood trademark was determined to be $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles.

Goodwill

We normally conduct our annual test of the valuation of goodwill during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in SFAS No. 142. However, due to the impairment indicators noted in Note 5 to our Notes to Consolidated Financial Statements, we performed impairment testing on our valuation of goodwill as of July 1, 2007.

Goodwill is tested at a reporting unit level, which for this purpose consists solely of Hollywood Video, as our Movie Gallery reporting unit had an immaterial amount of goodwill and our Game Crazy reporting unit has no goodwill. Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of the Hollywood Video reporting unit was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in the Overview section above. In addition to these business and industry trends, the computation of estimated fair value also considered market prices of our debt and equity securities.

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore a goodwill impairment charge was recorded for $115.6 million.

Interest Expense, net

Interest expense, net decreased $2.0 million from $30.7 million for the thirteen weeks ended July 2, 2006 to $28.7 million for the thirteen weeks ended July 1, 2007. The decrease is primarily attributed to lower interest rates on our March 2007 Credit Facility. Interest expense, net increased $18.3 million from $58.1 million for the twenty-six weeks ended July 2, 2006 to $76.4 million for the twenty-six weeks ended July 1, 2007. The increase is primarily attributed to a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to our previous senior credit facility when it was refinanced in the first quarter of fiscal 2007.

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

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated balance sheet or statement of operations. The amount of unrecognized benefits as of January 1, 2007 is $11.2 million, of which $4.8 million would impact our effective rate, if recognized. There were no material changes to unrecognized benefits during the twenty-six weeks ended July 1, 2007.

The effective tax rate was a benefit of 0.3% and 0.1% for the thirteen weeks and twenty-six weeks ended July 1, 2007, respectively, as compared to a benefit of 9.4% and 7.8% for the corresponding prior year periods. The projected annual effective tax rate is a provision of 0.4%, which differs from the benefit of 0.3% for the quarter ended July 1, 2007, due to changes in the proportion of income earned from foreign operations and various state income tax changes.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, remodeling and relocating existing stores, new technology initiatives, such as online video rental, MovieBeam, kiosks, and e-commerce, and to a much lesser extent, new store investment. As discussed above, we currently plan to open fewer than 10 new stores for the full fiscal year 2007. We have historically funded our capital needs primarily by cash flow from operations and borrowings under the revolving portion of our senior secured credit facility, or our March 2007 Credit Facility. For the twenty-six weeks ended July 1, 2007, net cash used in operating activities was $62.2 million, resulting in an increased use of borrowings under our March 2007 Credit Facility to fund our operating and capital needs. At July 1, 2007, we had cash and cash equivalents of $45.5 million and $0 in available borrowings under the revolving portion of our March 2007 Credit Facility. The $325 million of 11% senior unsecured notes due 2012, or 11% senior notes, which we issued in connection with the Hollywood acquisition, remain outstanding.

March 2007 Credit Facility

Our March 2007 Credit Facility consists of:

- a $100 million revolving credit facility, which we refer to as the revolver;

-  a $25 million first lien synthetic letter of credit facility;

-  a $600 million first lien term loan; and

-  a $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the first lien facilities.

The first lien facilities require us to meet certain financial covenants, including a secured leverage test, a total leverage test and an interest coverage test. Each of these covenants is calculated based on trailing four quarter results using specific definitions that are contained in the first lien credit agreement. Due to current industry conditions and increasing competition in the home video market, as discussed in the Overview section above, we were not in compliance with the financial covenants contained in the first lien facilities as of end of the second quarter of fiscal 2007. The second lien credit facility contains no financial covenants, but a default under the first lien credit agreement could create a cross default under the second lien term loan and 11% senior notes.

As a result of our non-compliance with the financial covenants contained in the first lien facilities and our resulting default under the first lien credit agreement, the first lien credit agreement lenders have the right to terminate their commitments, accelerate all of our obligations and exercise their remedies under the first lien credit agreement. We have executed a Forbearance Agreement (as amended), effective as of July 2, 2007, with certain lenders under the first lien credit agreement. Under the Forbearance Agreement (as amended), the lenders will forbear until August 14, 2007 from exercising default-related rights and remedies arising from existing defaults, absent any new defaults under the first lien credit agreement or the Forbearance Agreement (as amended). We have also begun discussions with the advisors representing our first lien lenders on extending the Forbearance Agreement (as amended).

The Forbearance Agreement (as amended) further provides for the amendment of the first lien credit agreement to increase the interest rate margin applicable to revolving borrowings by 1.0% per year and the interest rate margin applicable to term loan borrowings and synthetic letter of credit obligations by 2.0% per year. The Forbearance Agreement (as amended) also provides for additional information delivery requirements by us, increases the Applicable Loan to Value Ratio to 3.5 to 1.0 from 3.0 to 1.0, and modifies to make more restrictive the use and application of proceeds of certain assets sales.

We are currently in discussions with the advisors representing our first lien lenders and other major creditors to address our current financial situation. In the near future, we expect to present a longer-term solution to the first lien lender group and other major creditors that will address the operational and financial issues currently impacting our business. This longer-term solution includes accelerating the closure of unprofitable stores, consolidating stores in certain markets, obtaining additional working capital, realigning our cost structure to better reflect our reduced size and seeking a more competitive capital structure. In connection with a solution, it is likely that we will need the first lien lenders to waive our existing defaults under the first lien credit agreement and to substantially modify the financial covenants contained therein. We cannot assure you that:

- we will reach such an agreement with our first lien lenders prior to the expiration of the forbearance period discussed above;

- we will be able to obtain an extension of our forbearance period if we are not able to reach such an agreement with our first lien lenders prior to the August 14, 2007 expiration of the forbearance period; or

- if we do reach an agreement, what the terms of such agreement will be or what actions we will be required to undertake in connection with such an agreement, such as selling assets, closing stores, securing additional financing, reducing or delaying capital expenditures or restructuring our existing indebtedness.

If we fail to reach such an agreement, the first lien lenders could institute foreclosure proceedings against our assets securing borrowings under the first lien facilities.

Due to our default under the first lien credit agreement, we have classified all obligations due under the first lien facilities as current liabilities as of July 1, 2007. Due to the uncertainty that our default under the first lien credit agreement could trigger cross default provisions on our second lien term loan and 11% senior notes, we have classified our $175 million second lien term loan and our $325 million 11% senior notes as current liabilities as of July 1, 2007.

Our liquidity is dependent upon our cash flows from store operations, access to our existing credit facility and vendor financing. Historically, we maintained favorable payment terms with our vendors, which has been a significant source of liquidity for us. During the latter part of fiscal 2006, and continuing into fiscal 2007, we have experienced significant vendor terms contraction, which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the first lien facilities, many of our significant vendors have discontinued extending us trade credit, requiring us to pay for product before it is shipped, and we have experienced additional tightening of terms with other vendors. If we continue to experience substantial restrictions or tightening of terms with our vendors and continue to generate operating losses similar to those experienced for the twenty-six weeks ended July, 1, 2007, we do not believe we will have sufficient liquidity to operate our business through the third quarter of 2007 without gaining access to additional capital.

Due to our significant operating losses for the twenty six weeks ended July 1, 2007 and our present liquidity position, we have reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure, which include, but are not limited to:

- replacing old and outdated hardware technology in our stores and in our two store support centers;

- either replacing, or updating and integrating our multiple point-of-sale, or POS, systems;

- additional integration of systems between our two store support centers; and

- upgrading our present versions of certain operating and applications systems platforms, including our Oracle database environment, without which we may incur additional cost for ongoing maintenance and support.

We cannot make assurances that our business will not be adversely affected should this reduction in capital and maintenance expenditures contribute to a failure of our management information systems to perform as expected.

In response to the challenging market conditions facing our business, we will continue to take actions to conserve cash and improve profitability. These actions include accelerating the closure of unprofitable stores, consolidating stores in certain markets, realigning our cost structure to better reflect our reduced size, and seeking a more competitive capital structure. We also intend to consider a number of alternatives, including asset divestitures, recapitalizations, restructurings, alliances with strategic partners, and a sale to or merger with a third party, as well as whether a restructuring needs to be completed under chapter 11 of the Bankruptcy Code. We cannot make assurances that such actions or alternatives will be successful or that, even if such actions or alternatives are successful, that we will be able to continue to service our existing indebtedness.

Our March 2007 Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries. It is also secured by (i) in the case of the first lien credit facility, first priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), first priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries, and (ii) in the case of the second lien credit facility, second priority security interests in, and liens on, substantially all of our direct and indirect domestic subsidiaries' tangible and intangible assets (other than leasehold mortgages on stores), second priority pledges of all the equity interests owned by us in our existing and future direct and indirect wholly owned domestic subsidiaries, and 65% of the equity interests owned by us in our existing and future wholly owned non-domestic subsidiaries.

For additional information regarding our March 2007 Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Hedges

Our March 2007 Credit Facility requires that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed rate debt for a period of three years subsequent to March 8, 2007.

On April 3, 2007, we executed a floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of April 5, 2007 and a termination date of June 29, 2007. Under the terms of this swap agreement, we paid fixed-rate interest on the $225.0 million at a rate of 5.348% and received floating-rate interest based on a linear interpolation of two-month and three-month LIBOR for the 85 days covering the term of this swap. We received $0 in consideration upon settlement of this interest rate swap.

On April 3, 2007, we executed a forward-starting floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of June 29, 2007 and a termination date of June 30, 2010. Under the terms of this forward-starting swap agreement, we paid fixed-rate interest on the $225.0 million at a rate of 5.128% and received floating-rate interest based on three-month LIBOR. On July 5, 2007, we settled this interest rate swap (prior to the scheduled termination date) and received $1.3 million in consideration.

On July 31, 2007, we entered into a new 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of the new cap agreement, we will pay floating-rate interest up to a maximum of 6.50% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010.

Contractual Obligations.

The following table discloses our contractual obligations and commercial commitments as of July 1, 2007. The operating lease information presented is as of December 31, 2006; however, these amounts approximate the obligations as of July 1, 2007.

Contractual                                 	 2-3        4-5       More than
Obligations          	   Total     1 Year     Years      Years       5 Years
---------------    	---------- ----------  --------  ---------   ----------
Principal Payments
 March 2007 Credit Facility (1)
  First lien term loan  $  598,500 $  598,500  $      -  $       -   $        -
  Second lien term loan    175,000    175,000         -          -            -
  2007 Revolver            100,000    100,000         -          -            -
 Senior Notes (1)          325,450    325,450         -          -            -
 Capital leases              1,412      1,412         -          -            -
Interest
 First lien term loan (2)   64,753     64,753         -          -            -
 Second lien term loan (2)  20,781     20,781         -          -            -
 Senior Notes               35,793     35,793         -          -            -
 Capital leases                 37         37         -          -            -
Operating leases         1,478,182    376,012   557,087    329,453      215,630
Estimatable
 unrecognized tax
 benefits (3)               (3,000)    (3,000)        -          -            -
                        ---------- ----------  --------  ---------   ----------
Total (3)               $2,796,908 $1,694,738  $557,087  $ 329,453   $  215,630
                        ---------- ----------  --------  ---------   ----------

(1) Due to our default under the first lien credit agreement, we have classified all obligations due under our March 2007 Credit Facility as well as our 11% senior notes as current liabilities as of July 1, 2007.

(2) Interest rates based on current LIBOR rates plus margin. As of July 1, 2007, the first lien term loan and second lien term loan rates are 10.86% and 11.88%, respectively. The first lien term loan rate of 10.86% is quoted inclusive of the 2% interest rate margin increase effective July 2, 2007 in accordance with the Forbearance Agreement (as amended). We have assumed these interest rates will stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

(3) Unrecognized tax benefits of $8.4 million as of July 1, 2007 are not included as we are unable to reasonably estimate the amounts that will be settled within each year in the table as presented above.


Statement of Cash Flow Data

                                                   Twenty-Six Weeks Ended
                                                  ------------------------
                                                     July 2,      July 1,
                                                      2006         2007
                                                  ----------    ----------
                                                       ($ in thousands)
Statements of Cash Flow Data:
Net cash used in operating activities             $  (35,236)   $  (62,188)
Net cash used in investing activities                (14,090)       (3,976)
Net cash provided by (used in) financing
 activities                                          (66,091)       79,346

Operating Activities

The decrease in net cash provided by operating activities for the twenty-six weeks ended July 1, 2007 compared to the same period of fiscal 2006 was primarily due to a decrease in operating income, an increase in interest expense and an increase in Game Crazy inventory purchases, partially offset by a decrease in the use of cash for accounts payable.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For the twenty-six weeks ended July 1, 2007, net cash used for investing activities was $4.0 million, which included $3.1 million in acquisitions and $1.4 million for improvements to our existing store base, offset by proceeds from asset disposals. For the twenty-six weeks ended July 2, 2006, net cash used for investing activities was $14.1 million, which included the addition of 102 stores.

Capital expenditure requirements for fiscal 2007 are estimated at $25 million to fund a limited number of store openings, maintenance on our existing store base and strategic investments. This estimate also does not include capital required to fund our acquisition of the Boards stores pursuant to a contractual put provision. The Boards stores acquisition may occur in fiscal 2007; however, a purchase price has yet to be negotiated.

Financing Activities

Net cash flow related to financing activities for the twenty-six weeks ended July 1, 2007 was a source of cash of $79.3 million, which included $83.5 million of net borrowings on our March 2007 Credit Facility. Net cash flow related to financing activities for the twenty-six weeks ended July 2, 2006 was a use of cash of $66.1 million, primarily due to an excess cash flow payment of $56.9 million under the terms of our previous senior credit facility and lender fees of $5.5 million to the amendment of that facility.

At July 1, 2007, we had a working capital deficit of $1.1 billion. This is primarily due to the reclassification of our long-term debt as a current liability and, to a much lesser extent, the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. However, accounts payable incurred in connection with purchases of this inventory are reported as a current liability until paid and accordingly, is reflected as a reduction in working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.


Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No changes have occurred to our critical accounting policies during the twenty-six weeks ended July 1, 2007.

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued FIN 48, which clarifies the way companies account for uncertainty in income taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, which for us was our fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 4 for further discussion of income taxes.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for us for our fiscal year beginning
January 7, 2008.   We are in the process of evaluating the effect of SFAS No.
159 on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally to hedge against fluctuations in variable interest rates on our debt.

Interest payable on our March 2007 Credit Facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates were to increase 1% from the three-month LIBOR at July 1, 2007, our interest expense on an annual basis would increase by approximately $7.7 million on the principal, based on both the outstanding balance on our March 2007 Credit Facility as of July 1, 2007 and its mandatory principal payment schedule.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of July 1, 2007, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weakness in our internal control over financial reporting identified during our evaluation pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ended December 31, 2006. To address this control weakness, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States contained herein. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's assessment identified one material weakness in our internal control over financial reporting as of December 31, 2006 that is in the process of being remediated as of July 1, 2007, as described further below. This section of Item 4. "Controls and Procedures," should be read in conjunction with Item 9A. "Controls and Procedures," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information on Management's Report on Internal Controls Over Financial Reporting.

As of July 1, 2007, the unremediated material weakness was:
Ineffective controls over lease accounting. Our process related to identifying, understanding, and properly accounting for lease terms that have an accounting impact did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. The material weakness stems from the aggregation of control deficiencies related to the identification of non-standard lease terms, insufficient knowledge of accounting for leases under generally accepted accounting principles in the United States, and an inadequate process in place to review and identify all terms included in leases that impact the accounting for leases. The material weakness resulted in adjustments to property, furnishings, and equipment, asset retirement obligations, deferred rent, depreciation and amortization expense, rent expense, and store closure reserve accounts in both the annual and interim financial statements for the fiscal year ended December 31, 2006.

Remediation

Remediation efforts surrounding ineffective controls over lease accounting will occur in future quarters of fiscal 2007.

Other Changes in Internal Control over Financial Reporting

In April 2007, Richard Langford, our Chief Information Officer, resigned. John Rossman from Alvarez & Marsal Business Consulting, LLC was appointed Interim Chief Information Officer and Tracy Sennett, also from Alvarez & Marsal Business Consulting, LLC, was appointed Interim Assistant Chief Information Officer until we appoint a new Chief Information Officer.

In May 2007, Jeff Stubbs, Chief Operating Officer of the Movie Gallery division, was appointed President of Retail Operations for the company. In his new position, Mr. Stubbs is responsible for all aspects of retail operations of our three brands: Movie Gallery, Hollywood Video, and Game Crazy.

In June 2007, Timothy A. Winner, Executive Vice President and Chief Operating Officer of the Hollywood division, resigned.

During the second quarter of fiscal 2007, Jon Goulding from the firm of Alvarez & Marsal assumed the position of interim Treasurer, replacing Ryan McCarthy, also from Alvarez & Marsal, who we have reassigned to assist us with the management of certain of our technology initiatives.

In June 2007, Michelle Lewis, our Senior Vice President - Finance, resigned. We currently have no plans to fill this position.

There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

Item 1.  Legal Proceedings

Hollywood and the members of its former board of directors (including Hollywood's former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood's former board members arising out of the merger of Hollywood with Movie Gallery. The purported four claims for relief are breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery merger, and a claim for attorneys' fees and costs. The Amended Consolidated Complaint also names UBS Warburg and LGP as defendants. Following the merger with Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally allege that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board have also been named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs seek damages and attorneys' fees and costs. The parties agreed to settle the case and entered into a Stipulation of Settlement and Release dated March 29, 2007. An order and final judgment, approving the settlement and dismissing the case with prejudice, was entered by the court on June 4, 2007. Due to our current liquidity situation, we have not yet performed our obligations pursuant to the Stipulation of Settlement and Release.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management's attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At July 1, 2007, the legal contingencies reserve was $2.0 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors, which could materially affect our business, financial condition or future results. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the information presented below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.


Our business could continue to be adversely affected by increased competition, including new business initiatives by our competitors.

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

Pricing strategies for movies and video games, including Blockbuster's "No Late Fees" and "Total Access" programs, are major competitive factors in the video retail industry, and we have fewer financial and marketing resources, lower market share and less name recognition than Blockbuster. In recent months, we experienced significant declines in revenue as a result of competitive pricing between Blockbuster and Netflix over their subscription services and greater customer acceptance of Blockbuster's Total Access program.

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

If any of our competitors were to substantially increase their presence in the markets we serve, our revenues and profitability could decline, our financial condition, liquidity, and results of operations could be harmed and the continued success of our business could be challenged.


Our failure to comply with the financial covenants in our first lien facilities could result in an acceleration of all of our outstanding indebtedness.

The first lien facilities require us to meet certain financial covenants, including a secured leverage test, a total leverage test and an interest coverage test. Each of these covenants is calculated based on trailing four quarter results using specific definitions that are contained in the first lien credit agreement. Due to current industry conditions and increasing competition in the home video market, as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we were not in compliance with the financial covenants contained in the first lien facilities as of end of the second quarter of fiscal 2007.

As a result of our non-compliance with the financial covenants contained in the first lien facilities and our resulting default under the first lien credit agreement, the lenders have the right to terminate their commitments, accelerate all of our obligations and, subject to the terms of the Forbearance Agreement (as amended) described below, exercise their remedies under the first lien credit agreement. We have executed a Forbearance Agreement (as amended), effective as of July 2, 2007, with certain lenders under the first lien credit agreement. Under the Forbearance Agreement (as amended), the lenders will forbear until August 14, 2007 from exercising default-related rights and remedies arising from existing defaults, absent any new defaults under the first lien credit agreement or the Forbearance Agreement (as amended). We have also begun discussions with the advisors representing our first lien lenders on extending the Forbearance Agreement (as amended).

If the obligations under the first lien credit agreement are accelerated or 60 days have passed since the date of the default under the first lien credit agreement, a cross default will exist under our second lien credit facility.
If a cross default were to occur, and subject to the terms of the intercreditor agreement between the parties to the first lien credit agreement and second lien credit agreement, the lenders under the second lien credit agreement may accelerate our obligations and exercise their remedies. If the obligations under the first lien credit agreement or the second lien credit agreement are accelerated, a cross default under the 11% senior note indenture will result. Our assets and cash flow will not be sufficient to fully repay our outstanding indebtedness if such indebtedness were accelerated.

We are currently in discussions with the advisors representing our first lien lenders and other major creditors to address our current financial situation. In the near future, we expect to present a longer-term solution to the first lien lender group and other major creditors that will address the operational and financial issues currently impacting our business. This longer-term solution includes accelerating the closure of unprofitable stores, consolidating stores in certain markets, obtaining additional working capital, realigning our cost structure to better reflect our reduced size and seeking a more competitive capital structure. In connection with a solution, it is likely that we will need the first lien lenders to waive our existing defaults under the first lien credit agreement and to substantially modify the financial covenants contained therein. We cannot assure you that:

- we will reach such an agreement with our first lien lenders prior to the expiration of the forbearance period discussed above;

- we will be able to obtain an extension of our forbearance period if we are not able to reach such an agreement with our first lien lenders prior to the August 14, 2007 expiration of the forbearance period; or

- if we do reach an agreement, what the terms of such agreement will be or what actions we will be required to undertake in connection with such an agreement, such as selling assets, closing stores, securing additional financing, reducing or delaying capital expenditures or restructuring our existing indebtedness.

If we fail to reach such an agreement, the first lien lenders could institute foreclosure proceedings against our assets securing borrowings under the first lien facilities.


We may not be able to generate sufficient cash flows to meet our liquidity needs.

Our business may not generate sufficient cash flow from operations, or future borrowings under our March 2007 Credit Facility, or from other sources; and cash flows may not be available to us in an amount sufficient to enable us to meet our capital needs, which include funding for seasonal working capital, debt service, remodeling and relocating existing stores and, to a lesser extent, new store investment. Our ability to generate cash from operations is, to a significant extent, subject to general conditions within the video rental market. In recent months, a number of industry-wide factors have combined to negatively impact the rental market. These factors include: weak movie title lineup; cannibalization of rentals by low-priced movies available for sale; growth of the online rental segment; the standard DVD format nearing the end of its life cycle; movie studios structuring their DVD movie releases towards the later part of the year; competing high definition DVD formats delaying content release and consumer acceptance; and the proliferation of alternative consumer entertainment options including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, Internet and broadcast television. We expect that these factors will continue to have a negative impact on the rental market for at least the next six months, if not longer.

Our ability to generate cash from operations has been negatively impacted by current market conditions. For the twenty-six weeks ended July 1, 2007, our operating activities used $62.2 million of cash, which was funded through additional borrowings under our March 2007 Credit Facility. At July 1, 2007, we had $45.5 million of cash and cash equivalents and did not have any available borrowings under our March 2007 Credit Facility. Due to our substantial indebtedness, we have significant debt service obligations. For the remainder of fiscal 2007 we have scheduled interest payments aggregating approximately $60.7 million. If we cannot meet our capital needs, including servicing our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures and restructuring our indebtedness.

Historically, we maintained favorable payment terms with our vendors, which has been a significant source of liquidity for us. During the latter part of fiscal 2006, and continuing into fiscal 2007, we have experienced significant vendor term contraction, which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the first lien facilities, many of our significant vendors have discontinued extending us trade credit, requiring us to pay for product before it is shipped, and we have experienced additional tightening of terms with other vendors. If we continue to experience substantial restrictions or tightening of terms with our vendors and continue to generate operating losses similar to those experienced for the twenty-six weeks ended July 1, 2007, we do not believe we will have sufficient liquidity to operate our business through the third quarter of 2007 without gaining access to additional capital.


Our stock may be delisted from the Nasdaq Stock Market.

Since July 2, 2007, our common stock has failed to maintain a minimum per share bid price of one dollar. If our common stock does not maintain a minimum per share bid price of one dollar over a period of 30 consecutive trading days, we will be in non-compliance with the requirements for continued listing on the Nasdaq Stock Market and will be subject to possible delisting proceedings by the Nasdaq Stock Market. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of one dollar per share is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. That is to say, the stock at its new higher price has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock, as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price, and we could lose support from institutional investors, brokerage firms and market makers, if any, that currently buy and sell our stock and provide information to investors about us.


We may be required to recognize additional asset impairment charges.

We have incurred in the past, and continue to incur, impairment charges with respect to our indefinite-lived intangible assets such as goodwill and the Hollywood trademark, our definite-lived intangible assets such as customer lists, and our definite-lived tangible assets such as property, furnishings, and equipment. In accordance with the applicable accounting literature, we test for impairment when impairment indicators arise, which include, but are not limited to:

-  significant adverse changes in the business climate;

- current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

- a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

-  a significant drop in our stock price.

Due to the impairment indicators noted in Note 5 to our Notes to Consolidated Financial Statements, we performed impairment testing on our indefinite-lived and definite-lived intangible assets and our definite-lived tangible assets as of July 1, 2007. As a result, we determined that each were impaired and recorded charges of $115.6 million, $97.9 million, and $43.0 million related to the impairment of goodwill, impairment of other intangibles, and the impairment of property, furnishings, and equipment, respectively, for the thirteen weeks ended July 1, 2007.

Our impairment calculations are based upon our best estimates at the time of preparation of the recoverability of the assets' values using primarily discounted cash flow methods. Future industry trends and our future performance relative to our competition may require us to revise our cash flow estimates and thus compel us to recognize additional long-lived asset impairment charges.

To date, we have not recorded any impairment charges related to our rental inventory. In addition to our property, furnishings, and equipment impairment charges and our customer list impairment charge, we could incur impairment charges to our rental inventory. If we were to close a significant number of our stores we may need to liquidate the on-hand rental inventory for amounts that are less than carrying values of the rental inventory product. These future asset impairments could have a materially adverse effect on our consolidated statement of operations.


Our business could be adversely affected by the failure of our management information systems to perform as expected, or by additional loss of key management information systems personnel.

Due to our significant operating losses for the twenty six weeks ended July 1, 2007 and our present liquidity position, we have reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure, which include, but are not limited to:

- replacing old and outdated hardware technology in our stores and in our two store support centers;

- either replacing, or updating and integrating our multiple point-of-sale, or POS, systems;

- additional integration of systems between our two store support centers; and

- upgrading our present versions of certain operating and applications systems platforms, including our Oracle database environment, without which we may incur additional cost for ongoing maintenance and support.

We depend on our management information systems for the efficient operation of our business. Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title so that we may determine appropriate buying, distribution and disposition of our inventory. We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics, and individual customer history. These systems, together with our POS and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance. We rely on our management information systems personnel to operate and maintain these systems, however we have experienced attrition in key positions within this area. If our management information systems failed to perform as expected, or if we were to continue to lose personnel in this area, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 7, 2007. The following action was taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1. The five individuals nominated by the Board of Directors for election as directors were elected by the following votes:

	Name			        For       Withheld
	--------------------	     ----------	  --------
	Joe T. Malugen		     23,643,923    973,122
	H. Harrison Parrish	     23,642,117    974,928
	John J. Jump		     23,702,602    914,443
	James C. Lockwood	     23,702,902    914,143
	William B. Snow		     23,658,668    958,377

2. A proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 65,000,000 to 250,000,000 and the number of authorized shares of preferred stock from 2,000,000 to 10,000,000 required the affirmative vote of a majority of the Company's outstanding shares and was not approved by a vote of 12,510,336 for versus 3,764,546 against. There were 28,788 abstentions and 8,313,375 broker non-votes.

3. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2007 fiscal year was approved by a vote of 24,418,228 for versus 173,915 against. There were 24,902 abstentions.

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

                                 Movie Gallery, Inc.
                                 -------------------
                                 (Registrant)


Date: August 10, 2007            /s/ Thomas D. Johnson, Jr.
                                 ------------------------------
                                 Thomas D. Johnson, Jr.
                                 Executive Vice President and
                                 Chief Financial Officer