Form 10-Q
period 2007-09-30
MOVIE GALLERY INC
filed 2008-06-27
CIK 925178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of May 19, 2008 (prior to the Effective Date, as defined below) was 32,917,345.

On the Effective Date, the date of our emergence from Chapter 11 Bankruptcy, our old common stock and other equity interests existing immediately prior to May 20, 2008 were canceled for no consideration.

Part I – Financial Information

Forward Looking Statements

This Quarterly Report on Form 10-Q for Movie Gallery, Inc. (“Movie Gallery,” “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and subsequent reports filed with the Securities and Exchange Commission. Forward-looking statements include statements regarding the risks and uncertainties associated with our ability to successfully effectuate the Second Amended Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications (the “Plan”), as confirmed by order of the United States Bankruptcy Court of the Eastern District of Virginia (the “Bankruptcy Court”) on April 10, 2008 (the “Confirmation Order”), our ability to operate subject to the terms of our existing financing obligations, our ability to fund our operations, our ability to make projected capital expenditures, the impact of litigation on our business, the importance of the home video industry to movie studios, our ability to expand into the online video rental market, as well as general market conditions, competition and pricing. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, risks and uncertainties regarding:

•	our ability to successfully implement all post-emergence aspects of the Plan;

•	our ability to manage liquidity needs and operate subject to the terms of our financing;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to execute our business plans and strategy, including our operational restructuring initially announced in 2007, and doing so in a timely fashion;

•	the volatility of financial results and the potential that they do not reflect historical trends;

•	our ability to attract, motivate, and/or retain key executives and associates;

•	unfavorable general economic or business conditions affecting the video and game rental and sale industry (which is dependent on consumer spending), either nationally or regionally;

•	our ability to attract and retain customers;

•	increased competition in the video and game rental and sale industry;

•

additional impairment and other charges that we could incur on our long-lived assets, including rental inventory, should our future estimates of operating cash flows and our estimates of the recoverability of the values of our assets differ from our current estimates;

•	our real estate downsizing efforts and other initiatives failing to generate anticipated cost reductions;

•	the availability of new movie releases priced for sale below the current market negatively impacting consumers’ desire to rent movies;

•	unforeseen issues arising with the continued integration of the Hollywood Entertainment business;

•	our actual expenses or liquidity requirements differing from estimates and expectations;

•	the availability of movies and games being less than expected;

•	competitive pressures becoming greater than anticipated; or

•	an inability to obtain additional working capital for our business.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and, in that regard, we caution the readers of this Quarterly Report on Form 10-Q that the important factors described under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, among others, could affect our actual results of operations and may cause changes in our strategy with the result that our operations and results may differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Similarly, these and other factors, including the terms of the Plan, affected the value of our various pre-petition liabilities, pre-petition common stock and/or other equity securities. Pursuant to the Plan, on the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration.

Item 1.	Financial Statements

Movie Gallery, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,953	$42,689
Merchandise inventory, net	140,614	159,331
Prepaid expenses	45,324	19,155
Store supplies and other	20,211	20,702
Assets held for sale	—	26,165
Deferred income taxes	209	—

Total current assets	239,311	268,042
Rental inventory, net	339,981	247,583
Property, furnishings and equipment, net	242,935	133,240
Goodwill	115,569	—
Other intangibles, net	181,912	21,693
Deferred income taxes, net	—	1,774
Deposits and other assets	33,569	34,070

Total assets	$1,153,277	$706,402

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term obligations	$4,580	$1,194,601
Accounts payable	86,380	52,743
Accrued liabilities	80,432	77,541
Accrued payroll	47,896	31,157
Accrued interest	6,774	22,992
Deferred revenue	42,055	35,526

Total current liabilities	268,117	1,414,560

Long-term obligations, less current portion	1,087,875	—

Other accrued liabilities	33,716	39,101

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.10 par value; 2000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 31,840 and 32,282 shares issued and outstanding, respectively	32	32
Additional paid-in capital	197,961	199,602
Accumulated deficit	(443,602)	(956,937)
Accumulated other comprehensive income	9,178	10,044

Total stockholders’ deficit	(236,431)	(747,259)

Total liabilities and stockholders’ deficit	$1,153,277	$706,402

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Revenue:
Rentals	$475,779	$430,919	$1,539,754	$1,375,367
Product sales	107,210	148,043	338,888	412,514

Total revenue	582,989	578,962	1,878,642	1,787,881
Cost of sales:
Cost of rental revenue	141,589	184,229	470,073	480,246
Cost of product sales	78,160	121,449	249,455	320,953

Gross profit	363,240	273,284	1,159,114	986,682
Operating costs and expenses:
Store operating expenses	320,521	305,631	937,743	917,233
General and administrative	46,144	57,359	141,605	150,252
Amortization of intangibles	701	451	2,142	1,832
Impairment of goodwill	—	—	—	115,570
Impairment of other intangibles	—	60,543	—	158,422
Impairment of property, furnishings and equipment	—	5,657	—	48,658
Other expenses (income)	—	(701)	—	(1,005)

Operating income (loss)	(4,126)	(155,656)	77,624	(404,280)
Interest expense, net (includes $17,538 write-off of debt issuance costs for the thirty-nine weeks ended September 30, 2007)	31,185	35,654	89,331	112,134

Loss before income taxes	(35,311)	(191,310)	(11,707)	(516,414)
Income taxes (benefit)	800	(2,780)	(1,048)	(3,079)

Net loss	$(36,111)	$(188,530)	$(10,659)	$(513,335)

Net loss per share:
Basic	$(1.13)	$(5.84)	$(0.34)	$(16.02)
Diluted	$(1.13)	$(5.84)	$(0.34)	$(16.02)
Weighted average shares outstanding:
Basic	31,840	32,280	31,786	32,038
Diluted	31,840	32,280	31,786	32,038

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007
Operating activities:
Net loss:	$(10,659)	$(513,335)
Adjustments to reconcile net loss to net cash used in operating activities
Rental inventory amortization	311,283	266,441
Purchases of rental inventory	(280,581)	(244,798)
Purchases of rental inventory - base stock	(10,527)	(608)
Change in rental amortization estimates	11,311	57,007
Depreciation and intangibles amortization	82,890	62,457
Stock-based compensation	2,073	1,107
Amortization of debt issuance cost	4,952	4,824
Write off of debt issuance cost	—	17,538
Impairment of goodwill	—	115,570
Impairment of other intangibles	—	158,422
Impairment of property, furnishings, and equipment	—	48,658
Other non-cash (income) expense	—	(1,806)
Deferred income taxes	18	(1,547)
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	12,634	(18,034)
Other current assets	(7,075)	28,353
Deposits and other assets	2,567	(1,361)
Accounts payable	(157,454)	(34,172)
Accrued interest	9,029	16,219
Accrued liabilities and deferred revenue	(5,487)	(21,045)

Net cash used in operating activities	(35,026)	(60,110)

Investing activities:
Business acquisitions, net of cash acquired	(319)	(3,129)
Purchases of property, furnishings and equipment	(19,145)	(4,305)
Proceeds from disposal of property, furnishings, and equipment	1,320	537

Net cash used in investing activities	(18,144)	(6,897)

Financing activities:
Repayment of capital lease obligations	(412)	(1,173)
Net borrowings on credit facilities	13,142	83,477
Debt financing fees	(5,528)	(23,239)
Proceeds from issuance of long-term debt	1,948	775,000
Principal payments on long-term debt	(72,392)	(756,358)

Net cash provided by (used in) investing activities	(63,242)	77,707

Effect of exchange rate changes on cash and cash equivalents	808	(964)
Increase (decrease) in cash and cash equivalents	(115,604)	9,736
Cash and cash equivalents at beginning of period	135,238	32,953

Cash and cash equivalents at end of period	$19,634	$42,689

Supplemental non-cash investing and financing activities
Change in construction phase assets	3,553	—
Borrowings of capital lease obligations	—	1,096

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

References herein to “Movie Gallery,” the “Company,” “we,” “our,” or “us” refer to Movie Gallery, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hollywood” refer to Hollywood Entertainment Corporation.

1. Proceedings under Chapter 11 of the United States Bankruptcy Code

On October 16, 2007, referred to herein as the Commencement Date, Movie Gallery, Inc., or the Company, and each of its U.S. subsidiaries, collectively referred to herein as the Reorganized Debtors, filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, referred to herein as the Bankruptcy Court, seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code, referred to herein as the Bankruptcy Code, collectively referred to herein as the Chapter 11 Cases. The Reorganized Debtors filed jointly with the following direct and indirect subsidiaries: Hollywood Entertainment Corporation, M.G. Digital, LLC, M.G.A. Realty I, LLC, MG Automation LLC and Movie Gallery US, LLC. Our Canadian subsidiary, Movie Gallery Canada, Inc., and our Mexican subsidiary, Movie Gallery Mexico, Inc., S. de R.L. de C.V., were not part of the filing and continued operating outside of the Chapter 11 Cases. In general, as debtors-in-possession, each of the former Debtor entities was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Subject to certain exceptions in the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the Reorganized Debtors’ estates. As a result, absent an order of the Bankruptcy Court, creditors were precluded from collecting pre-petition debts.

Under the Bankruptcy Code, debtors generally must assume or reject pre-petition executory contracts and unexpired leases, including but not limited to real property leases, subject to the approval of the Bankruptcy Court and certain other conditions. In this context, “assumption” means that the debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and “rejection” means that the debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected, but, for a contract or lease that is rejected, the debtors are liable for a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from executory contracts and unexpired leases being rejected that are recoverable under Chapter 11 shall be classified as liabilities subject to compromise for fiscal reporting periods subsequent to the Commencement Date unless such claims were secured prior to the Commencement Date. Since the Commencement Date and through the filing date of this Quarterly Report on Form 10-Q, the Reorganized Debtors have received Bankruptcy Court approval to reject or terminate unexpired leases of real property related to approximately 1,330 stores and other executory contracts and unexpired leases of various types. In connection with the Plan, on the Effective Date, the Reorganized Debtors assumed certain executory contracts and unexpired leases, among others, set forth in the Schedule of Executory Contracts and Unexpired Leases (Other Than Unexpired Leases of Nonresidential Real Property) Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases,” Revised Schedule of Executory Contracts and Unexpired Leases (Other Than Unexpired Leases of Nonresidential Real Property) Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases” and the Schedule of Unexpired Leases of Nonresidential Real Property Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases.”

The Reorganized Debtors sought and obtained Bankruptcy Court approval of their “first day” motions and applications to, among other things, pay pre-petition employee wages, health benefits and other employee obligations during their restructuring under Chapter 11. Additionally, the Reorganized Debtors were given approval to continue to honor their current customer policies regarding merchandise returns and to honor outstanding gift cards and loyalty programs. Also, the Reorganized Debtors were authorized to pay ordinary course post-petition expenses without seeking Bankruptcy Court approval.

We received notification from The NASDAQ Stock Market, or NASDAQ, indicating that our common stock was delisted from NASDAQ due to our filing for protection under Chapter 11. Trading in our common stock was suspended at the opening of business on October 25, 2007. We did not appeal NASDAQ’s delisting decision, and from October 25, 2007 and through May 19, 2008, our common stock traded on the over-the-counter, or OTC, Bulletin Board or the “Pink Sheets” under the symbol MOVIQ.PK.

In connection with the Chapter 11 Cases, on November 16, 2007, the Reorganized Debtors received final approval of their motion filed with the Bankruptcy Court for a $150 million secured super-priority debtor in possession (DIP) credit agreement, referred to herein as the DIP Credit Agreement, between and among us, certain of our subsidiaries as Guarantors, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, the Bank of New York as Administrative Agent and Collateral Agent, and the lenders that from time to time become party thereto. The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement (as amended) were used to refinance our pre-petition, secured revolving credit facility and provide us with additional working capital. For more information regarding the DIP Credit Agreement, see Note 8, Long Term Obligations and Item 2. Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

On October 14, 2007 the Reorganized Debtors, certain lenders under the second lien facility, certain holders of Movie Gallery’s 11% senior notes and Sopris Capital Advisors LLC, a private investment fund, or Sopris, entered into a Lock Up, Voting and Consent Agreement through which the parties to the agreement committed to support the Reorganized Debtors’ restructuring plans, including an agreement to vote to accept a Chapter 11 plan consistent with the Plan Term Sheet attached to the Lock Up Agreement.

The Reorganized Debtors negotiated the terms of the Plan with Sopris, in its capacity as the largest holder of Movie Gallery’s 11% Senior Notes and in its capacity as a substantial holder of claims under our second lien credit agreement, as well as the Reorganized Debtors’ other significant creditor constituencies. As a result of these negotiations, the Reorganized Debtors formulated the Plan with the input and support of their major constituents. The Plan is based on the Plan Term Sheet attached to the Lock Up Agreement and the plan attached to the Plan Support Agreement (described below), but there are some material modifications, including with respect to recoveries for holders of claims and equity interests.

Additionally, while the Reorganized Debtors were negotiating the terms of the Plan, the parties were also negotiating the terms of a Plan Support Agreement, pursuant to which certain parties memorialized their agreement to support the Plan. The Plan Support Agreement was agreed to by the parties on January 18, 2008. The Plan Support Agreement was executed and on February 6, 2008, the Bankruptcy Court entered an order authorizing the Reorganized Debtors to perform under the Plan Support Agreement.

On December 22, 2007, the Reorganized Debtors filed with the Bankruptcy Court the Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code and a related Disclosure Statement. On February 4, 2008, the Reorganized Debtors filed with the Bankruptcy Court amended versions of those documents, which were titled the First Amended Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code (as amended by the Second Amended Joint Plan of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on February 18, 2008 and as further amended by the Second Amended Joint Plan of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications filed with the Bankruptcy Court on April 10, 2008) and a Disclosure Statement related to the Plan, referred to herein as the Disclosure Statement.

On February 5, 2008, the Bankruptcy Court approved the Disclosure Statement and authorized the Reorganized Debtors to begin soliciting votes on the Plan. On April 4, 2008, the Reorganized Debtors issued a press release announcing that each class of creditors entitled to vote on the Plan voted to support the Plan. On April 10, 2008, the Bankruptcy Court entered an order confirming the Plan as supplemented by certain plan supplements filed with the Bankruptcy Court beginning on April 2, 2008.

On May 20, 2008, the date of our emergence from Chapter 11 Bankruptcy, or the Effective Date, the Reorganized Debtors consummated the transactions contemplated by the Plan. On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled. Pursuant to the Plan, on or promptly after the Effective Date, we issued (i) 7,544,460 shares of common stock, par value $0.001 per share (the “New Common Stock”) to holders of 11% Senior Note Claims (as defined in the Plan), (ii) 8,251,498 shares of New Common Stock to affiliates of Sopris Capital Advisors LLC (“Sopris”), on account of the conversion of the Sopris Second Lien Claims (as defined in the Plan), (iii) 5,000,000 shares of New Common Stock to participants in the Rights Offering (as defined in the Plan), (iv) 115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment (as defined in the Plan), and (v) 60,000 shares of New Common Stock to Imperial Capital, LLC, on account of a claim against us for services rendered on behalf of the official committee of unsecured creditors during our chapter 11 proceedings. We will reserve 2,395,540 shares of New Common Stock for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan.

In addition, we reserved 2,828,226 shares of New Common Stock for future issuance as grants of equity, restricted stock or options under a management and directors equity incentive plan, the terms of which will be determined by our Board of Directors. Under the Plan, at a minimum, 50% of the awards under such management and directors equity incentive plan must be granted within 60 days following the Effective Date.

Pursuant to the Plan, on or promptly after the Effective Date, we issued warrants (the “$20 Warrants”) to purchase an aggregate of 1,229,815 shares of New Common Stock. We will issue 933,430 $20 Warrants to the holders of 11% Senior Note Claims and will reserve 296,385 $20 Warrants for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan. In addition, pursuant to the Plan, on or promptly after the Effective Date, we will issue (i) warrants (the “$10 Warrants”) to purchase an aggregate of 86,250 shares of New Common Stock to Sopris in satisfaction of the arrangement fee payable under the Seasonal Overadvance Facility (as defined in the Plan), and (ii) warrants (the “$0.01 Warrants” and, together with the $20 Warrants and the $10 Warrants, the “New Warrants”) to purchase up to an aggregate of 2,001,289 shares of New Common Stock to lenders under the Exit Facility (as defined in the Plan).

On the Effective Date, we entered into a Registration Rights Agreement with Sopris and its affiliates. The Registration Rights Agreement provides registration rights for the shares of New Common Stock, New Warrants and the shares of New Common Stock issuable upon exercise of the New Warrants (collectively, the “Registrable Securities”).

Under the Registration Rights Agreement, and subject to certain restrictions, the holders of a majority of the Registrable Securities have the right to request that we effect the registration of the Registrable Securities held by such requesting holders, plus the Registrable Securities of any other holder giving us a timely request to join in such registration (a “Demand Registration”). Additionally, under the Registration Rights Agreement, and subject to certain restrictions, if we propose to register any of our securities (other than pursuant to a Demand Registration) then we must provide the holders of Registrable Securities with piggyback registration rights to have their Registrable Securities included in such registration.

On the Effective Date, May 20, 2008, the Reorganized Debtors entered into several new credit facilities:

•

We and certain of our subsidiaries entered into the Amended and Restated First Lien Credit and Guaranty Agreement with a syndicate of lenders, Wilmington Trust Company, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, which amended and restated the First Lien and Guaranty Agreement, dated March 8, 2007. The Amended and Restated First Lien Credit and Guaranty Agreement is a senior secured credit facility in an aggregate amount not to exceed $626,488,750 (plus accrued and capitalized interest and fees), consisting of $602,988,750 aggregate principal amount of term loans (the “First Lien Term Loan Facility”) and $23,500,000 aggregate principal amount of letters of credit (the “Letter of Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Credit Facility”);

•

We and certain of our subsidiaries entered into the Amended and Restated Second Lien Credit and Guaranty Agreement with a syndicate of lenders and Wells Fargo Bank, as administrative agent and collateral agent, which amended and restated the Second Lien and Guaranty Agreement, dated March 8, 2007. The Amended and Restated Second Lien Credit and Guaranty Agreement is a senior secured credit facility which provides for term loans in an aggregate principal amount not to exceed $117,141,030 (plus accrued and capitalized interest and fees) (the “Second Lien Credit Facility”); and

•

We and certain of our subsidiaries entered into the Revolving Credit and Guaranty Agreement with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger, The Bank of New York, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent. The Revolving Credit and Guaranty Agreement is a senior secured credit facility which provides for revolving loans up to an aggregate principal amount of $100,000,000 (the “Revolving Credit Facility”).

•

We and certain of our subsidiaries entered into the Seasonal Overadvance Facility with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger. The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to procure up to $25 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period.” During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business letters of credit which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of Warrants.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The appropriateness of continuing to use the going concern basis for our financial statements is dependent upon, among other things, our ability to comply with the terms of our credit facilities and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases (through the Effective Date), our ability to maintain adequate cash on hand, our ability to generate cash from operations, and our ability to achieve profitability following emergence. These events raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities or amounts that may result from the outcome of this uncertainty.

2.	Accounting Policies

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 6, 2008. For further information, refer to the consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have not made any adjustments or reclassifications in the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 30, 2007 that will be required in future consolidated financial statements in accordance with AICPA Statement of Position, 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, or SOP 90-7. Under SOP 90-7 we will report pre-petition liabilities that are subject to compromise and pre-petition liabilities that are not subject to compromise and post-petition liabilities.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders’ deficit or net loss. For the thirteen and thirty-nine weeks ended October 1, 2006, $2.1 million and $6.8 million, respectively, in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate long-lived assets. In addition, the accompanying consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2006 has been revised to reclassify the book cost of previously viewed movie sales from a reduction of purchases of rental inventory to rental inventory amortization to be consistent with the presentation in the current year. Also, the accompanying consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2006 has been revised to reclassify and separately present changes in rental amortization estimates from rental inventory amortization and rental purchases.

Change in Accounting Estimate for Rental Inventory

We manage our movie rental inventories as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies that are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, purchases represent an investment in a smaller quantity of those movies we intend to hold for an extended period of time and represent a historic collection of movies that are maintained on a long-term basis for rental to customers. In addition, we purchase catalog inventories to support new store openings and to build-up title selection for formats preferred by our customers.

We regularly review, evaluate and update our rental amortization accounting estimates. Historically, our purchases of new release and catalog DVD movies were amortized to an average residual value of $4.00 on an accelerated basis over six months for new releases and over twenty-four months for catalog. We define the residual value of our rental inventory as estimated disposal proceeds, less the costs to sell, at the point that the inventory is no longer useful to the Company.

For new release movies and games acquired under revenue-sharing arrangements, the studios’ share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue-sharing titles. Amortization periods, carrying values and residual values of movies purchased under revenue-sharing arrangements approximate those of our non-revenue sharing purchases as outlined above.

In the third quarter of fiscal 2007, we completed liquidation sales of our new release and catalog inventory in approximately 70 stores that were closed. In addition, we began to liquidate our inventory at approximately 520 additional stores, which was our largest liquidation event to date. During these liquidation sales, the average unit sales price of our DVD catalog rental inventory realized was below our $4.00 residual value. Further, we realized lower than anticipated sales prices on sales of our new release inventory. We viewed the results of these liquidation sales as a triggering event which caused us to reexamine our estimates and assumptions with respect to our salvage values for DVD rental inventory. In order to determine the appropriate useful lives and residual values, we consider the actual historic performance trends of our rental inventory and expectations of future trends and patterns. As a result, we lowered our estimated residual value on new releases and catalog DVDs from $4.00 to $3.00 effective July 2, 2007. In addition, for the comparatively small percentage of new release purchases that we intend to keep for an extended period of time as catalog, we revised our accelerated amortization rate in order to remain consistent with observed rental patterns. These changes were accounted for as a change in accounting estimate in accordance with Statement of Financial Accounting Standards Board, or FASB, Statement No. 154, Accounting Changes and Error Corrections, or FASB Statement No. 154, paragraph 19. This change in accounting estimate increased cost of rental revenue and loss from continuing operations in the current-year third quarter by $57.0 million, increasing net loss by $56.2 million and $56.7 million, net of tax, or $1.74 and $1.77 per diluted share, for the thirteen and thirty-nine weeks ended September 30, 2007. As of September 30, 2007, $16.6 million in remaining liquidation inventory, net of costs to sell, is included within the “Assets held for sale” caption in our consolidated balance sheet.

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

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, or FASB Statement No. 142, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that could more likely than not reduce the fair value of these assets below their carrying amount.

FASB Statement No. 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book value of our reporting units to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill and other indefinite-lived intangible assets impairment test compares the fair value of these assets to their book values. In the case of goodwill, the implied fair value of goodwill is calculated as the excess of the estimated fair value of the reporting unit being tested over the fair value of its tangible assets and liabilities as well as existing recorded and unrecorded identifiable intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

See Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, and Note 6, Goodwill and Other Intangible Assets, below for a discussion of goodwill, other intangible assets and impairment charges.

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FASB Statement No. 144. We consider a continuing trend of significantly unsatisfactory operating results that are not in line with our expectations to be our primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). We deem a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store’s assets exceeds its fair value and is recorded as a charge to operating income. We primarily use discounted cash flow methods to estimate the fair value of long-lived assets.

See Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, below for a discussion on impairment of long-lived assets.

Stock-Based Compensation

Effective January 2, 2006, we adopted FASB Statement No. 123(Revised), Share-Based Payment, or FASB Statement No. 123(R), which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. We used the modified prospective method to adopt FASB Statement No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration.

Earnings/Loss Per Share

Basic earnings/loss per share is computed based on the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding and common stock issuable upon the assumed exercise of dilutive common stock options and non-vested shares for the periods presented. Due to our loss for the thirteen and thirty-nine weeks ended October 1, 2006, common stock options exercisable into 876,188 shares of common stock and 1,344,417 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive. Due to our loss for the thirteen weeks and thirty-nine weeks ended September 30, 2007, common stock options exercisable into 743,983 shares of common stock and 769,509 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

Lease Liability on Closed Stores

We accrue for obligations related to closed stores based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income when relevant, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or FASB Statement No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FASB Statement No. 157 is effective for our fiscal year beginning January 7, 2008. We are in the process of evaluating the effect of FASB Statement No. 157 on our consolidated financial position, results of operations, or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends FASB Statement No. 157 to defer its effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis. FASB Statement No. 157’s effective date for financial assets and financial liabilities, November 15, 2007, remains intact.

In February 2007, the FASB issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities, or FASB Statement No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB Statement No. 159 is effective for us for our fiscal year beginning January 7, 2008. We are in the process of evaluating the effect of FASB Statement No. 159 on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (R), Business Combinations, or FASB Statement No. 141 (R), which provides guidance on changes to business combination accounting. FASB Statement No. 141 (R) includes requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, expense acquisition-related transaction costs, and recognize preacquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141 (R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or FASB Statement No. 161, which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, or FSP SOP No. 90-7-a, which would apply to entities that are required to apply fresh-start reporting under SOP 90-7. This FSP amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of this FSP, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April, 24, 2008.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

	December 31, 2006	September 30, 2007
Land and buildings	$19,716	$18,546
Furnishings and equipment	240,075	215,938
Leasehold improvements	279,009	249,457
Asset removal obligation	5,860	4,963
Equipment under capital lease	1,659	1,096

	546,319	490,000
Less accumulated depreciation, amortization, and impairment charges	(303,384)	(356,760)

	$242,935	$133,240

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.8 million and $0.5 million at December 31, 2006 and September 30, 2007, respectively. Depreciation expense related to property, furnishings and equipment was $15.1 million and $60.7 million for the thirteen weeks and thirty-nine weeks ended September 30, 2007, respectively, compared to $28.2 million and $77.0 million for the corresponding periods in 2006.

For the thirty-nine weeks ended September 30, 2007, we have recorded impairment charges of $48.7 million on our property, furnishings, and equipment. See Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, below for further discussion of these impairment charges.

During the second quarter of fiscal 2007, we began to pursue the sale of one of our aircraft in conjunction with our review of non-core assets for disposal. As of September 30, 2007, we determined that the plan of sale criteria as set forth in FASB Statement No. 144 related to this aircraft were met. We estimated that the fair value, less costs to sell, of this asset is $7.5 million, based on a third party offer to purchase the aircraft. During the third quarter of fiscal 2007 we recorded a charge of $0.1 million to bring the asset to its estimated fair value. The carrying value of the aircraft is presented in the “Assets held for sale” caption in our consolidated balance sheet. Subsequent to the end of third quarter of fiscal 2007, this aircraft was sold, net of costs to sell, for $7.5 million.

During the third quarter of fiscal 2007, we decided to pursue the sale of the MovieBeam business and communicated this plan to our lenders and financial advisors. As of September 30, 2007, we determined that the plan of sale criteria as set forth in FASB Statement No. 144 related to MovieBeam’s assets were met. In the fourth quarter of fiscal 2007 we ceased operations associated with MovieBeam, and in the second quarter of fiscal 2008 we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their carrying value of $2.1 million. The carrying value of these assets is presented in the “Assets held for sale” caption in our consolidated balance sheet.

4. Income Taxes

The effective tax rate was a benefit of 1.5% and 0.6% for the thirteen weeks and thirty-nine weeks ended September 30, 2007, respectively, as compared to an expense of 2.3% and a benefit of 8.9% for the corresponding prior year periods. The projected annual effective tax rate is a benefit of 0.4%, which differs from the benefit of 1.5% for the quarter ended September 30, 2007, due to the impact of a $2.8 million benefit recognized in the third quarter of fiscal 2007 related to the release of reserves due to the receipt of tax refunds, changes in the proportion of income earned from foreign operations, and various state income tax changes.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The adoption of FASB Interpretation No. 48 did not have a material effect on our consolidated financial position, results of operations, or cash flows. The amount of unrecognized benefits as of January 1, 2007 was $11.2 million, of which $4.8 million would impact our effective rate if realized. We recognized approximately $2.8 million of benefit during the thirty-nine weeks ended September 30, 2007 due to the release of reserves due to the receipt of refunds from federal and state taxing authorities. The amount of unrecognized benefits as of September 30, 2007 is $8.1 million, of which $2.0 million would impact our effective rate if realized. We cannot estimate a range of potential changes in the amount of unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we had recorded a liability of approximately $0.3 million for the payment of interest and penalties. There have been no material changes to this liability as of September 30, 2007.

All statutes of limitations related to federal income tax returns of Movie Gallery, Inc. are closed through 2001. The statutes related to federal tax returns of Hollywood Entertainment Corporation are closed through 1997. Due to net operating losses generated by Hollywood in 1998 and later years, the statute of limitations remains open for those years to the extent of the net operating losses.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state tax impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Also, we have generated net operating losses for state purposes in certain states, which have had the effect of extending the statute of limitations in those states.

5. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill

Impairment Indicators

FASB Statements No. 142 and No. 144 require interim testing for impairment of other long-lived assets, other definite and indefinite-lived intangible assets and goodwill when impairment indicators are present. FASB Statement No. 144 provides examples of events or changes in circumstances that might indicate that impairment exists for a particular long-lived asset or asset group. During the second quarter of fiscal 2007 it became apparent that our industry in general, and our business in particular, were experiencing a trend of unfavorable events and circumstances that required us to assess the recoverability of the carrying value of certain of our long-lived assets. These events and circumstances also carried into the third quarter of fiscal 2007. Among those events and circumstances that we believe to be impairment indicators are:

•	substantially larger than anticipated drop in year-over-year same store sales and gross margins;

•	a continuing trend of operating losses;

•	projected cash flow losses for a substantial number of our stores;

•	a significant drop in our stock price and resulting market capitalization;

•	a significant drop in trading prices for our first and second lien debt and 11% senior notes; and

•	recent significant adverse changes in our industry.

Other Long-Lived Assets (Including Definite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment in accordance with FASB Statement No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted above, we performed impairment testing on our long-lived assets at the end of the second and third quarters of fiscal 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded a charge of $29.1 million and $19.5 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively, for the thirty-nine weeks ended September 30, 2007.

We also determined that our definite-lived intangible asset for the customer lists in the Hollywood segment was impaired as a result of attrition in active customers. We therefore recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles, for the thirty-nine weeks ended September 30, 2007.

Indefinite-Lived Intangible Assets

We normally conduct our annual test of the valuation of our Hollywood trademark during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142 as it pertains to indefinite-lived intangible assets. However due to the impairment indicators noted above, we performed impairment testing on the Hollywood trademark at the end of the second quarter of fiscal 2007. Furthermore, due largely to the subsequent filing of the Chapter 11 Cases on October 16, 2007, we performed an additional testing of impairment on the Hollywood trademark as of the end of the third quarter of fiscal 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The basic tenet of the Relief from Royalty method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Assumptions regarding future revenues, a market-driven royalty rate, and a discount rate are among the most significant estimates used in this method. We determined at the end of the second quarter of fiscal 2007 that the carrying value of the Hollywood trademark was greater than its fair value and therefore was deemed to be impaired. The implied fair value of the Hollywood trademark was $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles for the twenty-six weeks ended July 1, 2007.

In the third quarter of fiscal 2007, we updated certain of our assumptions with respect to our use of the Relief from Royalty method, most notably our assumption regarding the Hollywood trademark royalty rate. We determined that the adjusted carrying value of $75.5 million was greater than the updated fair value of $15.0 million. Accordingly, an additional impairment charge was recorded for $60.5 million in Impairment of other intangibles for the thirteen weeks ended September 30, 2007.

Furthermore, we concluded that due to the impairment indicators experienced during the thirty-nine weeks ended September 30, 2007, and the subsequent filing of the Chapter 11 Cases on October 16, 2007, there existed substantial doubt as to whether we could continue to classify our Hollywood trademark as an indefinite-lived intangible asset. According to FASB Statement No. 142, when a company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives. Therefore, after conducting our tests of impairment, we determined that our Hollywood trademark should be classified as a definite-lived intangible asset with an estimated useful life of ten years.

Goodwill

We normally conduct our annual test of the valuation of goodwill during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142. However, due to the impairment indicators noted above, we performed impairment testing on our valuation of goodwill at the end of the second quarter of fiscal 2007.

Goodwill is tested at a reporting unit level, which for this purpose consists solely of Hollywood Video, as our Movie Gallery reporting unit had an immaterial amount of goodwill and our Game Crazy reporting unit has no goodwill. Goodwill is impaired if the fair value of a reporting unit is less than the carrying value of its assets. The estimated fair value of the Hollywood Video reporting unit was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry including:

•	cannibalization of rentals by low priced movies available for sale;

•	growth of the online rental segment;

•	growth of DVD-dispensing kiosk machines operated by our competitors;

•	the standard DVD format nearing the end of its life cycle;

•	movie studios structuring their DVD movie release towards the later part of the year;

•	competing high definition DVD formats delaying content release and consumer acceptance; and

•

the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television.

In addition to these business and industry trends, the computation of estimated fair value considered market prices of our debt and equity securities.

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore a goodwill impairment charge was recorded for $115.6 million for the thirty-nine weeks ended September 30, 2007.

Impairment Estimates and Assumptions

The impairment charges related to our long-lived assets associated with our stores, our definite-lived intangible assets, our indefinite-lived intangible asset, and our goodwill were calculated using our best estimates of future forecasted cash flows to be generated from the respective assets and a discount rate inherent within our cost of capital. The nature of these analyses requires significant judgment by management about our future operating results, including revenues, margins, operating expenses and applicable discount rate. If we had used different assumptions and estimates regarding our future operating results or discount rate, the impairment charges might have been materially different. However, we believe that our assumptions and estimates are reasonable and represent our most likely future operating results based upon the current information available.

For the thirty-nine weeks ended September 30, 2007, recognized impairment charges related to our rental inventory have been immaterial. In addition to our property, furnishings, and equipment impairment charges and our customer list and trademark impairment charges, we could incur material impairment charges to our rental inventory in the future. As a result of closing a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These potential future asset impairments could have a materially adverse effect on our consolidated results of operations.

We will continue to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In circumstances where impairment is determined to exist, we will write down the assets to their fair market value.

See Note 2., Accounting Policies, for other charges associated with our rental inventory.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

		December 31, 2006		September 30, 2007
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
Segments:
Movie Gallery	—	$147	$—	$—	$—
Hollywood Video	—	115,422	—	—	—

Total goodwill		$115,569	$—	$—	$—

Other intangible assets:
Non-compete agreements	8 years	$12,263	$(10,880)	$12,385	$(11,465)
Trademarks:
Hollywood Video	10 years	170,977	—	15,000	—
Game Crazy	15 years	4,000	(444)	4,000	(644)
Customer lists	5 years	8,994	(2,998)	8,994	(6,577)

		$196,234	$(14,322)	$40,379	$(18,686)

Estimated amortization expense for other intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2007	$814
2008	3,116
2009	2,928
2010	2,171
2011	1,792
2012	1,769

The changes in the carrying amounts of goodwill, indefinite-lived intangibles, and definite-lived intangibles for the fiscal year ended December 31, 2006 and the thirty-nine weeks ended September 30, 2007 are as follows (in thousands):

	Goodwill	Indefinite- Lived Intangibles	Definite- Lived Intangibles
Net balance as of January 1, 2006	$118,404	$170,959	$13,712
Additions and adjustments	(2,835)	18	61
Amortization expense	—	—	(2,838)

Net balance as of December 31, 2006	$115,569	$170,977	$10,935

Impairment charges	(115,570)	(155,977)	(2,445)
Additions and adjustments	1	(15,000)	15,035
Amortization expense	—	—	(1,832)

Net balance as of September 30, 2007	$—	$—	$21,693

7. Store Closure, Merger and Restructuring Reserves

Store Closures

We continue to evaluate underperforming and unprofitable stores as part of our restructuring strategies to conserve cash and reduce our overall cost structure. During the thirty-nine weeks ended September 30, 2007, we closed 216 underperforming stores. For the thirty-nine weeks ended September 30, 2007, we have recognized $10.0 million in expenses associated with our continued lease obligations on our closed stores. We apply the “cease-use date approach” required by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FASB Statement No. 146, in accruing costs that will continue to be incurred under our store lease contracts over their remaining term without economic benefit to us. We recognize and measure these costs at their fair value when we cease using the rights conveyed by the contracts. We have not reduced the accrual for our remaining lease obligations by any sublease rental income for stores closed during the thirteen weeks ended September 30, 2007, as we subsequently received Bankruptcy Court approval to reject the leases associated with closed stores.

During the third quarter of fiscal 2007, we identified approximately 520 Movie Gallery and Hollywood Video stores, which we refer to as the Phase 1 stores, that were subsequently closed during the fourth quarter of fiscal 2007, along with approximately 20 other stores that were closed in the normal course of business. On February 4, 2008, we announced and began closing approximately 370 additional underperforming stores, referred to as the Phase 2 stores, which we closed during the first quarter of fiscal 2008. On April 2, 2008 we began our Phase 3 store closures affecting approximately 160 store locations which were completed during the second quarter of fiscal 2008.

	Movie Gallery	Hollywood Video	Total
Store closure reserve (in thousands):
Balance as of January 1, 2006	$10,112	$3,613	$13,725
Additions and adjustments	3,344	(145)	3,199
Payments	(5,474)	(773)	(6,247)

Balance as of December 31, 2006	$7,982	$2,695	$10,677
Additions and adjustments	1,951	8,051	10,002
Payments	(2,171)	(851)	(3,022)

Balance as of September 30, 2007	$7,762	$9,895	$17,657

Our store closure reserve as of September 30, 2007 does not include any adjustments that will be recorded as a result of the Bankruptcy Court’s approval to reject certain store leases subsequent to the third quarter of 2007.

Restructuring

During fiscal 2005 and fiscal 2006, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” we established and maintained restructuring reserves in the Hollywood segment for Hollywood executives and other employees that were terminated shortly after the acquisition of Hollywood in fiscal 2005, including some employees that were terminated as part of our integration efforts. During this same time, we also established and maintained restructuring reserves in the Movie Gallery segment for termination benefits associated with the relocation or elimination of positions according to our plan of integration.

During the second and third quarters of fiscal 2007, we established additional restructuring reserves in both the Hollywood Video and Movie Gallery segments for termination benefits associated with the elimination of positions as part of a planned headcount reduction of corporate and field associates. This headcount reduction was instituted as part of our cost-cutting initiatives. Severance and retention incentives are recognized in Store operating expenses and General and administrative expenses.

A summary of our restructuring reserve activity is as follows:

	Movie Gallery	Hollywood Video	Total
Termination benefits (in thousands):
Balance as of January 1, 2006	$1,190	$4,116	$5,306
Additions and adjustments	1,135	—	1,135
Payments	(1,985)	(3,034)	(5,019)

Balance as of December 31, 2006	$340	$1,082	$1,422
Additions and adjustments	851	999	1,850
Payments	(586)	(1,469)	(2,055)

Balance as of September 30, 2007	$605	$612	$1,217

Estimated future additions and adjustments	$—	$—	$—
Total termination benefits cost	$3,177	$7,654	$10,831

8. Long Term Obligations

Long term debt consisted of the following (in thousands):

Instrument	December 31, 2006	September 30, 2007

Movie Gallery Senior Notes	$322,044	$322,147
April 2005 Credit Facility
Term A Loan	66,787	—
Term B Loan	688,070	—
Revolving credit facility	15,024	—
March 2007 Credit Facility
First lien term loan	—	597,000
Second lien term loan	—	175,000
Revolving credit facility	—	100,000
Hollywood senior subordinated notes	450	450
Capital leases	80	4

Total	1,092,455	1,194,601
Less current portion	(4,580)	(1,194,601)

	$1,087,875	$—

March 2007 Credit Facility (Amended and Restated on May 20, 2008)

On March 8, 2007, we entered into a $900 million senior secured credit facility, or the March 2007 Credit Facility. The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility, or the April 2005 Credit Facility, which we entered into in April 2005 in connection with the acquisition of Hollywood. The $325 million of 11% senior unsecured notes due 2012, or the 11% senior notes, which we also issued in connection with the Hollywood acquisition, remained outstanding at that time.

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

Prior to the commencement of the Chapter 11 Cases, the March 2007 Credit Facility consisted of:

•	a $100 million revolving credit facility, which we refer to as the revolver, which was subsequently refinanced under the DIP Credit Agreement, as discussed below;

•	a $25 million first lien synthetic letter of credit facility;

•	a $600 million first lien term loan; and

•	a $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the first lien facilities.

Our March 2007 Credit Facility required that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed-rate debt for a period of three years subsequent to March 8, 2007. On July 31, 2007, we entered into a 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of this cap agreement, we would pay floating-rate interest up to a maximum of 6.50% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010.

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we have classified all obligations under the first lien facilities as current liabilities as of September 30, 2007.

The filing of the Chapter 11 Cases also created an event of default under our second lien credit facility. Under the terms of the second lien credit agreement, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified our $175 million second lien term loan as a current liability as of September 30, 2007.

The first and second lien facilities were amended and restated as discussed below in connection with our emergence from Chapter 11 on May 20, 2008.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under our 11% senior notes due 2012. Under the terms of the 11% senior notes, the outstanding principal balance of all of the 11% senior notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified our $325 million 11% senior notes as a current liability as of September 30, 2007.

On the Effective date, the 11% senior notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of 11% senior notes and other general unsecured claims will receive equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

Finally, the filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% Senior Subordinated Notes due 2011, or the Senior Subordinated Notes. Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified our $0.5 million in Senior Subordinated Notes as a current liability as of September 30, 2007.

On the Effective date, the 9.625% senior subordinated notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of 9.625% senior subordinated notes and other general unsecured claims will receive equity in the Reorganized Debtors.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, the Reorganized Debtors entered into a $150 million DIP Credit Agreement among us, certain of our subsidiaries (all of whom were Debtors) as Guarantors, Goldman Sachs Credit Partners L.P. as Lead Arranger and Syndication Agent, The Bank of New York as Administrative Agent and Collateral Agent, and the lenders that from time to time become party thereto.

The DIP Credit Agreement provides for (i) a $50 million revolving loan and letter of credit facility, or the Revolving Facility, and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to refinance our then-existing $100 million pre-petition, secured revolving credit facility, pay certain transactional expenses and fees incurred by us and support our working capital needs and general corporate purposes. At our option, a portion of the Revolving Facility may be made available as swing line loans or for the issuance of letters of credit. On October 16, 2007, the Reorganized Debtors received interim approval from the Bankruptcy Court to access up to $140 million of the DIP Credit Agreement. On October 17, 2007, we closed on our DIP financing facility and, in connection therewith, (i) refinanced in full the existing $100 million pre-petition, secured revolving credit facility and (ii) were granted access of up to $40 million under the Revolving Facility. Subsequently, on November 16, 2007, the Reorganized Debtors received final approval from the Bankruptcy Court granting access to the entire $150 million of the DIP Credit Agreement.

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate, as defined in the DIP Credit Agreement, plus 2.50% per annum plus the Applicable Case Milestone Margin, as defined below, then in effect (if any) or (ii) at the Adjusted Eurodollar Rate, as defined in the DIP Credit Agreement, plus 3.50% per annum plus the Applicable Case Milestone Margin. As defined in the DIP Credit Agreement, Applicable Case Milestone Margin then in effect means: (i) 0.75%, in the event we failed to file a Chapter 11 plan of reorganization or liquidation and a related disclosure statement with the Bankruptcy Court on or prior to January 15, 2008, and/or in the event an order approving our disclosure statement was not entered by the Bankruptcy Court in the Chapter 11 Cases on or prior to March 1, 2008; (ii) 1.50% in the event an order confirming the Reorganized Debtors’ Chapter 11 plan of reorganization or liquidation was not entered by the Bankruptcy Court in the Chapter 11 Cases on or prior to April 30, 2008; and (iii) 2.25% in the event the effective date of the Reorganized Debtors’ Chapter 11 plan of reorganization or liquidation had not occurred on or prior to May 31, 2008.

Obligations under the DIP Credit Agreement were secured by (i) a lien on substantially all of the assets of the Reorganized Debtors (which lien had a first priority with respect to substantially all of the Reorganized Debtors’ assets), including a pledge of all of the equity interests of each of our domestic subsidiaries and 65% of all of the equity interests of our foreign subsidiaries, and (ii) a superpriority administrative claim in each of the Chapter 11 Cases. In addition, the DIP Credit Agreement obligated the Reorganized Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.

The DIP Credit Agreement contained various representations, warranties and covenants by the Reorganized Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

The Reorganized Debtors’ obligations under the DIP Credit Agreement could have been accelerated following certain events of default, including (without limitation) any breach by the Reorganized Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement or the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

The DIP Credit Agreement was to mature on the earliest of (i) September 30, 2008, (ii) the effective date of a Chapter 11 plan of reorganization or liquidation confirmed in the Chapter 11 Cases by the Bankruptcy Court and (iii) the date that all loans under the DIP Credit Agreement shall become due and payable in full, whether by acceleration or otherwise.

The DIP Credit Agreement was subsequently amended on November 26, 2007 (the First Amendment), and again on February 5, 2008 (the Second Amendment). The Second Amendment allowed for, among other things, relaxed financial covenants with respect to minimum consolidated adjusted EBITDA, total available liquidity and the secured leverage ratio requirements for the fiscal months of December 2007 through May 2008 and modifications to the interest rate for obligations under the DIP Credit Agreement.

On the Effective Date and pursuant to the Plan, the DIP Credit Agreement was terminated. The creditors under the DIP Credit Agreement were paid in full in cash on the Effective Date.

Post – Chapter 11 Financing Arrangements

On May 20, 2008, we emerged from Chapter 11 by consummating the transactions contemplated by the Plan. In connection therewith, the Reorganized Debtors entered into new financing agreements as described below.

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings in an amount not to exceed $626,488,750 (plus accrued and capitalized interest and fees), consisting of $602,988,750 aggregate principal amount of term loans, or the First Lien Term Loan Facility, and $23,500,000 aggregate principal amount of letters of credit, or the Letter of Credit Facility. The First Lien Credit Facility amended and restated the first lien facilities that were outstanding immediately prior to the commencement of the Chapter 11 Cases.

Borrowings under the First Lien Term Loan Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the First Lien Credit Facility) plus (i) in the case of Base Rate Loans (as defined in the First Lien Credit Facility), 6.25% per annum plus the Applicable Margin Adjustment (as defined in the First Lien Credit Facility), plus interest at 2.75% per annum minus the Applicable Margin Adjustment to be added to the principal amount of such term loans (payment-in-kind, or PIK interest), and (ii) in the case of Eurodollar Rate Loans (as defined in the First Lien Credit Facility), 7.25% per annum plus the Applicable Margin Adjustment, plus interest at 2.75% per annum minus the Applicable Margin Adjustment to be added to the principal amount of such term loans (payment-in-kind, or PIK interest). Disbursements under the Letter of Credit Facility bear interest at a rate equal to (a) for the period from the date of such disbursement to the applicable reimbursement date (as defined in the First Lien Credit Facility), the rate of interest with respect to Base Rate Loans, and (b) thereafter, the rate of interest with respect to Base Rate Loans plus 2% per annum.

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012, or ninety days following the date the aggregate principal amount of the Term Loans do not exceed $20,000,000, or in the event that the Term Loans become due and payable in full, whether by acceleration or otherwise.

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated on trailing four quarter results using specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of operating cash flow relative to cash interest expense;

•	the leverage test is a measurement of total leverage under the First Lien Credit Facility, including amounts drawn under letters of credit, relative to operating cash flow; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Term Loan Facility, the Second Lien Term Loan Facility, amounts drawn under letters of credit and any other secured indebtedness relative to operating cash flow.

The First Lien Term Loan Facility also places annual limits on the amount of our consolidated capital expenditures.

The obligations under the First Lien Credit Facility are unconditionally guaranteed each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada, Inc. (“Movie Gallery Canada”). The obligations under the First Lien Credit Facility are also secured by a first priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

Amended and Restated Second Lien Credit Facility

The Second Lien Credit Facility is a senior secured credit facility which provides for term loans in an aggregate principal amount not to exceed $117,141,030. The Second Lien Credit Facility amended and restated the second lien facility that was part of our March 2007 Credit Facility.

Borrowings under the Second Lien Term Loan Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the Second Lien Credit Facility) plus the Applicable Margin defined as (i) until the first anniversary of the Effective Date, 12.75% per annum in the case of Eurodollar Rate Loans and 11.75% in the case of Base Rate Loans and (ii) from the first anniversary of the Effective Date, 13.00% per annum in the case of Eurodollar Rate Loans and 12.00% in the case of Base Rate Loans, which shall increase by an additional 0.25% per annum each six months thereafter; provided that, notwithstanding the foregoing, upon the occurrence of an Interest Event (as defined in the Second Lien Credit Facility), then, as of the next Interest Payment Date (as defined in the Second Lien Credit Facility), the Applicable Margin shall be 8.00% per annum in the case of Eurodollar Rate Loans and 7.00% in the case of Base Rate Loans. Interest on the Second Lien Term Loan Facility will be added to the principal amount of such term loan (payment-in-kind, or PIK interest), provided that all interest shall be paid in cash on each Interest Payment Date following an Interest Event.

The maturity date of the Second Lien Term Loan Facility is the earlier of November 20, 2012, or in the event that the Term Loans become due and payable in full, whether by acceleration or otherwise.

The Second Lien Term Loan Facility contains no financial covenants.

The obligations under the Second Lien Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada. The obligations under the Second Lien Credit Facility are also secured by a second priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

Revolving Credit Facility

The Revolving Credit Facility is a senior secured credit facility due May 20, 2011 which provides for revolving loans up to an aggregate principal amount of $100,000,000. We entered into the Revolving Credit Facility with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger, The Bank of New York, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.

Loans under the Revolving Credit Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the Revolving Credit Facility), plus a margin of 1.5% in the case of Base Rate Loans (as defined in the Revolving Credit Facility) or 3.0% in the case of Eurodollar Rate Loans (as defined in the Revolving Credit Facility). In addition, we must pay commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding loans, times 0.375% per annum.

Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, with the final payment due and payable at the earlier of (i) the third anniversary of the Closing Date (as defined in the Revolving Credit Facility) and (ii) the date that we terminate the revolving commitments. Interest is payable (a) in the case of Base Rate Loans, on the last day of each calendar month and (b) in the case of Eurodollar Rate Loans, on the last day of each applicable interest period. We may voluntarily prepay any revolving loans in whole or in part without penalty or premium. In the event that at any time the sum of the aggregate principal amount of all outstanding revolving loans exceeds the lesser of (i) the Borrowing Base (as defined in the Revolving Credit Facility) and (ii) the aggregate commitments under the Revolving Credit Facility, we will be required to make prepayments in the amount of such excess.

The obligations under the Revolving Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada. The obligations under the Revolving Credit Facility are also secured by a first priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

The Revolving Credit Facility contains customary covenants for facilities of this type, including covenants that will limit our ability, the other guarantors and other subsidiaries to incur or guarantee additional indebtedness, incur liens, make further negative pledges, pay dividends on or repurchase stock, restrict dividends or other distributions from our subsidiaries, make certain types of investments, sell assets, merge with other companies, dispose of subsidiary interests, enter into sales and lease back transactions, enter into transactions with affiliates, or change lines of business. Pursuant to the Revolving Credit Facility, we must comply with the financial covenants set forth in the First Lien Credit Facility.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to procure up to $25 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period.” During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business letters of credit which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of Warrants.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Moreover, the Plan and Confirmation Order discharged all pre-petition debts and liabilities not dealt with under the Plan and created an injunction against collecting such debts.

9. Stock Based Compensation

We recognize stock-based compensation expense in accordance with FASB Statement No. 123 (R). Our accounting for our current stock based compensation plans was recorded in our results of operations during our bankruptcy proceedings. On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration.

Stock options granted under our stock plans have a ten-year term and generally vest over four years. There was no expense recognized related to stock options in the thirty-nine weeks ended October 1, 2006 or September 30, 2007, as all of our outstanding options were fully vested as of the end of fiscal 2005.

Following is a summary of our stock option activity for the thirty-nine weeks ended September 30, 2007:

	Options Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2006	779,828	$14.47
Granted	—	—
Exercised	—	—
Canceled	(35,845)	16.69

Outstanding at September 30, 2007	743,983	$14.36

Exercisable at December 31, 2006	779,828	$14.47
Exercisable at September 30, 2007	743,983	$14.36

Service-based non-vested share awards vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $1.6 million and $1.1 million for the thirty-nine weeks ended October 1, 2006 and September 30, 2007, respectively. The total grant date fair value of service-based share awards vested during the thirty-nine weeks ended October 1, 2006 and September 30, 2007 was $1.5 million and $3.6 million, respectively.

Following is a summary of our service-based non-vested share activity for the thirty-nine weeks ending September 30, 2007:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2006	1,331,067	$8.00
Granted	125,000	3.68
Vested	(444,516)	8.12
Canceled	(242,043)	7.09

Outstanding at September 30, 2007	769,508	$7.52

Performance-based non-vested share awards entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.5 million and zero for performance-based stock grants was recognized for the thirty-nine weeks ended October 1, 2006 and September 30, 2007, respectively, using the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. The total grant date fair value of performance-based share awards vested during the thirty-nine weeks ended October 1, 2006 and September 30, 2007 was $1.5 million and $0.8 million, respectively.

Following is a summary of our performance-based non-vested share activity for the thirty-nine weeks ended September 30, 2007:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2006	25,000	$30.03
Granted	—	—
Vested	(25,000)	30.03
Canceled	—	—

Outstanding at September 30, 2007	—	$—

Total compensation cost related to all non-vested awards that is not yet recognized was $3.3 million at September 30, 2007 and is expected to be recognized over a weighted-average period of approximately two years.

10. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Net income (loss)	$(36,111)	$(188,530)	$(10,659)	$(513,335)
Change in foreign currency cumulative translation adjustment, net of taxes	(523)	1,093	808	2,672
Change in value of interest rate swap, net of taxes	(135)	—	(282)	(1,806)

Comprehensive income (loss)	$(36,769)	$(187,437)	$(10,133)	$(512,469)

11. Commitments and Contingencies

Hollywood and the members of its former board of directors (including Hollywood’s former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the acquisition agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood’s former board members arising out of the acquisition of Hollywood by Movie Gallery. The purported four claims for relief were breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery acquisition and a claim for attorneys fees and costs. The Amended Consolidated Complaint also named UBS Warburg and LGP as defendants. Following the acquisition by Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally alleged that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board were also named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood’s announcement of the acquisition agreement with Movie Gallery, alleged breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs sought damages and attorneys’ fees and costs. The parties agreed to settle the case and entered into a Stipulation of Settlement and Release dated March 29, 2007. An order and final judgment, approving the settlement and dismissing the case with prejudice, was entered by the court on June 4, 2007. Hollywood did not perform certain obligations pursuant to the Stipulation of Settlement and Release. As a result, the plaintiffs filed a motion for contempt against certain former Debtor entities and certain of our officers. The case was stayed due to the commencement of the Chapter 11 Cases and is now subject to the injunction in the Plan. Hollywood’s remaining obligations pursuant to the Stipulation of Settlement and Release are pre-petition liabilities that are subject to compromise under the Plan.

By letter dated August 29, 2005, Boards Video Company, LLC (as successor in interest to Boards, Inc.), or Boards, an entity controlled by Mark Wattles, the founder and former Chief Executive Officer of Hollywood, exercised a contractual right to require Hollywood to purchase all of the 20 Hollywood Video stores, including 17 Game Crazy stores, owned and operated by Boards, pursuant to a put option. The put option, and a related call option, were contained in the license agreement between Hollywood and Boards that was effective January 25, 2001. On a change of control (as defined in the license agreement), Hollywood had an option to purchase the stores within six months. Likewise, on a change of control, Boards had the option to require Hollywood to purchase the stores within six months. In both cases, the process by which the price would be determined was detailed in the license agreement and was at fair value as determined by an appraisal process. As of September 30, 2007 the purchase price had not yet been determined. On March 7, 2007, Boards sent to us a demand for arbitration, which we refer to as the Demand, seeking to determine the purchase price of these stores, along with accrued interest. Additionally, Boards claimed an additional $10.0 million in punitive damages, alleging that we took action to deliberately diminish the value of the Boards stores in order to lower the purchase price. We maintain that the allegations contained in the Demand are without merit. The Demand has been stayed due to the commencement of the Chapter 11 Cases. Subsequently, the Reorganized Debtors and Boards entered into a stipulation and agreed order that rejected the license agreement and related product and support agreement, subject to certain conditions. As part of the stipulation and agreed order, Boards agreed that the put option was terminated and released the Reorganized Debtors from all claims, except for certain ordinary course payment obligations that the Reorganized Debtors may have under the license agreement and related product and support agreement. On March 25, 2008, the Bankruptcy Court approved the stipulation and agreed order.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, most of which have been stayed due to the filing of the Chapter 11 Cases. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At September 30, 2007 the legal contingencies reserve was $2.0 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.

12. Segment Reporting

Our reportable segments are based on our three store brands, Movie Gallery, Hollywood Video, and Game Crazy. As of September 30, 2007, Movie Gallery represented 2,443 video stores serving mainly rural markets in the United States and Canada; Hollywood Video represented 1,972 video stores serving predominantly urban markets; and Game Crazy represented 600 in-store departments and 14 free-standing stores serving the game market in urban locations. Subsequent to September 30, 2007, these respective store count numbers have been significantly reduced as the result of our phased store closure programs. We measure segment profit as operating income (loss), which is defined as income (loss) before interest and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):

	Thirteen Weeks Ended October 1, 2006
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$186,007	$289,772	$—	$475,779
Product sales	16,569	22,498	68,143	107,210
Depreciation and amortization	12,934	15,466	2,408	30,808
Rental amortization	49,402	44,949	—	94,351
Operating income (loss)	(14,799)	10,990	(317)	(4,126)
Goodwill	147	117,479	—	117,626
Total assets	353,110	717,262	95,555	1,165,927
Purchases of property, furnishings and equipment	1,455	2,545	54	4,054

	Thirteen Weeks Ended September 30, 2007
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$176,154	$254,765	$—	$430,919
Product sales	19,873	27,152	101,018	148,043
Depreciation and amortization	6,972	7,262	1,363	15,597
Rental amortization	33,646	49,537	—	83,183
Change in rental amortization estimates	23,489	33,518	—	57,007
Impairment of other intangibles	—	60,543	—	60,543
Impairment of property, furnishings, and equipment	2,779	2,498	380	5,657
Operating income (loss)	(40,772)	(114,623)	(261)	(155,656)
Goodwill	—	—	—	—
Total assets	287,084	297,041	122,277	706,402
Purchases of property, furnishings and equipment	698	2,199	26	2,923

	Thirty-Nine Weeks Ended October 1, 2006
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$600,041	$939,713	$—	$1,539,754
Product sales	56,164	77,168	205,556	338,888
Depreciation and amortization	31,993	43,264	7,633	82,890
Rental amortization	138,451	172,832	—	311,283
Change in rental amortization estimates	11,311	—	—	11,311
Operating income (loss)	(1,256)	82,097	(3,217)	77,624
Goodwill	147	117,479	—	117,626
Total assets	353,110	717,262	95,555	1,165,927
Purchases of property, furnishings and equipment	12,164	6,834	147	19,145

	Thirty-nine Weeks Ended September 30, 2007
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$561,165	$814,202	$—	$1,375,367
Product sales	57,534	81,709	273,271	412,514
Depreciation and amortization	25,768	31,278	5,411	62,457
Rental amortization	109,280	157,161	—	266,441
Change in rental amortization estimates	23,489	33,518	—	57,007
Impairment of goodwill	148	115,422	—	115,570
Impairment of other intangibles	—	158,422	—	158,422
Impairment of property, furnishings, and equipment	19,547	25,754	3,357	48,658
Operating income (loss)	(35,803)	(369,405)	928	(404,280)
Goodwill	—	—	—	—
Total assets	287,084	297,041	122,277	706,402
Purchases of property, furnishings and equipment	1,159	3,120	26	4,305

13. Consolidating Financial Statements

The following tables present condensed consolidating financial information for: (a) Movie Gallery, Inc., or the Parent, on a stand-alone basis; (b) on a combined basis, the guarantors of our 11% senior notes, or the Subsidiary Guarantors, which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; MG Automation, LLC and (c) on a combined basis, the non-guarantor subsidiaries, which include Movie Gallery Canada, Inc., and Movie Gallery Mexico, Inc., S. de R.L. de C.V. Each of the Subsidiary Guarantors is wholly owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations

Thirteen weeks ended October 1, 2006

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$454,002	$21,777	$—	$475,779
Product sales	—	104,858	2,352	—	107,210

Total revenue	—	558,860	24,129	—	582,989
Cost of sales:
Cost of rental revenue	—	133,701	7,888	—	141,589
Cost of product sales	—	76,347	1,813	—	78,160

Gross profit	—	348,812	14,428	—	363,240
Operating costs and expenses:
Store operating expenses	—	306,981	13,540	—	320,521
General and administrative	3,167	41,255	1,722	—	46,144
Amortization of intangibles	—	665	36	—	701

Operating income (loss)	(3,167)	(89)	(870)	—	(4,126)
Interest expense, net	21,063	10,014	108	—	31,185
Equity in earnings (losses) of subsidiaries	(11,022)	(361)	—	11,383	—

Income (loss) before income taxes	(35,252)	(10,464)	(978)	11,383	(35,311)
Income taxes (benefit)	859	558	(617)	—	800

Net income (loss)	$(36,111)	$(11,022)	$(361)	$11,383	$(36,111)

Consolidating Statement of Operations

Thirteen weeks ended September 30, 2007

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$409,431	$21,488	$—	$430,919
Product sales	—	144,729	3,314	—	148,043

Total revenue	—	554,160	24,802	—	578,962
Cost of sales:
Cost of rental revenue	—	173,715	10,514	—	184,229
Cost of product sales	—	118,566	2,883	—	121,449

Gross profit	—	261,879	11,405	—	273,284
Operating costs and expenses:
Store operating expenses	—	292,584	13,047	—	305,631
General and administrative	15,224	40,362	1,773	—	57,359
Amortization of intangibles	—	414	37	—	451
Impairment of other intangibles	—	60,543	—	—	60,543
Impairment of property, furnishings, and equipment	—	5,046	611	—	5,657
Other expenses	—	—	(701)	—	(701)

Operating income (loss)	(15,224)	(137,070)	(3,362)	—	(155,656)
Interest expense, net	24,651	11,003	—	—	35,654
Equity in earnings (losses) of subsidiaries	(152,217)	(4,154)	—	156,371	—

Income (loss) before income taxes	(192,092)	(152,227)	(3,362)	156,371	(191,310)
Income taxes (benefit)	(3,562)	(10)	792	—	(2,780)

Net income (loss)	$(188,530)	$(152,217)	$(4,154)	$156,371	$(188,530)

Consolidating Statement of Operations

Thirty-nine weeks ended October 1, 2006

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$1,475,068	$64,686	$—	$1,539,754
Product sales	—	331,422	7,466	—	338,888

Total revenue	—	1,806,490	72,152	—	1,878,642
Cost of sales:
Cost of rental revenue	—	444,442	25,631	—	470,073
Cost of product sales	—	243,097	6,358	—	249,455

Gross profit	—	1,118,951	40,163	—	1,159,114
Operating costs and expenses:
Store operating expenses	—	897,204	40,539	—	937,743
General and administrative	6,065	131,514	4,026	—	141,605
Amortization of intangibles	—	2,034	108	—	2,142

Operating income (loss)	(6,065)	88,199	(4,510)	—	77,624
Interest expense, net	61,209	27,898	224	—	89,331
Equity in earnings (losses) of subsidiaries	57,109	(2,956)	—	(54,153)	—

Income (loss) before income taxes	(10,165)	57,345	(4,734)	(54,153)	(11,707)
Income taxes (benefit)	494	236	(1,778)	—	(1,048)

Net income (loss)	$(10,659)	$57,109	$(2,956)	$(54,153)	$(10,659)

Consolidating Statement of Operations

Thirty-nine weeks ended September 30, 2007

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$1,314,274	$61,093	$—	$1,375,367
Product sales	—	404,449	8,065	—	412,514

Total revenue	—	1,718,723	69,158	—	1,787,881
Cost of sales:
Cost of rental revenue	—	458,118	22,128	—	480,246
Cost of product sales	—	314,210	6,743	—	320,953

Gross profit	—	946,395	40,287	—	986,682
Operating costs and expenses:
Store operating expenses	—	878,110	39,123	—	917,233
General and administrative	20,767	124,789	4,696	—	150,252
Amortization of intangibles	—	1,725	107	—	1,832
Impairment of goodwill	—	115,556	14	—	115,570
Impairment of other intangibles	—	158,422	—	—	158,422
Impairment of property, furnishings, and equipment	—	43,999	4,659	—	48,658
Other expenses	—	—	(1,005)	—	(1,005)

Operating income (loss)	(20,767)	(376,206)	(7,307)	—	(404,280)
Interest expense, net	81,348	30,765	21	—	112,134
Equity in earnings (losses) of subsidiaries	(414,724)	(7,771)	—	422,495	—

Income (loss) before income taxes	(516,839)	(414,742)	(7,328)	422,495	(516,414)
Income taxes (benefit)	(3,504)	(18)	443	—	(3,079)

Net income (loss)	$(513,335)	$(414,724)	$(7,771)	$422,495	$(513,335)

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$29,274	$3,679	$—	$32,953
Merchandise inventory, net	—	136,887	3,727	—	140,614
Prepaid expenses	—	43,683	1,641	—	45,324
Store supplies and other	—	18,764	1,447	—	20,211
Deferred income taxes	—	—	209	—	209

Total current assets	—	228,608	10,703	—	239,311
Rental inventory, net	—	326,183	13,798	—	339,981
Property, furnishings, and equipment, net	—	230,146	12,789	—	242,935
Goodwill	—	115,556	13	—	115,569
Other intangibles, net	—	181,646	266	—	181,912
Deposits and other assets	28,906	4,175	488	—	33,569
Investments in subsidiaries	878,144	16,833	—	(894,977)	—

Total assets	$907,050	$1,103,147	$38,057	$(894,977)	$1,153,277

Liabilities and stockholders’ equity (deficit)
Current liabilites:
Current maturities of long-term obligations	$4,500	$80	$—	$—	$4,580
Accounts payable	—	81,007	5,373	—	86,380
Accrued liabilities	858	79,262	312	—	80,432
Accrued payroll	534	45,568	1,794	—	47,896
Accrued interest	6,567	13	194	—	6,774
Deferred revenue	—	41,362	693	—	42,055

Total current liabilities	12,459	247,292	8,366	—	268,117
Long-term obligations, less current	1,087,425	450	—	—	1,087,875
Other accrued liabilities	—	31,346	2,370	—	33,716
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	427,797	(438,285)	10,488	—	—
Stockholders’ equity (deficit)	(236,431)	878,144	16,833	(894,977)	(236,431)

Total liabilities and stockholders’ equity (deficit)	$907,050	$1,103,147	$38,057	$(894,977)	$1,153,277

Condensed Consolidating Balance Sheet

September 30, 2007

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$38,945	$3,744	$—	$42,689
Merchandise inventory, net	—	154,514	4,817	—	159,331
Prepaid expenses	—	17,065	2,090	—	19,155
Store supplies and other	—	19,744	958	—	20,702
Assets held for sale	—	26,165	—	—	26,165

Total current assets	—	256,433	11,609	—	268,042
Rental inventory, net	—	236,389	11,194	—	247,583
Property, furnishings, and equipment, net	—	126,339	6,901	—	133,240
Other intangibles, net	—	21,499	194	—	21,693
Deferred tax assets, net	1,774	—	—		1,774
Deposits and other assets	31,375	2,376	319	—	34,070
Investments in subsidiaries	466,094	11,921	—	(478,015)	—

Total assets	$499,243	$654,957	$30,217	$(478,015)	$706,402

Liabilities and stockholders’ equity (deficit)
Current liabilites:
Current maturities of long-term obligations	$1,194,147	$454	$—	$—	$1,194,601
Accounts payable	—	50,064	2,679	—	52,743
Accrued liabilities	2,002	74,079	1,460	—	77,541
Accrued payroll	—	30,078	1,079	—	31,157
Accrued interest	22,968	24	—	—	22,992
Deferred revenue	—	34,900	626	—	35,526

Total current liabilities	1,219,117	189,599	5,844	—	1,414,560
Other accrued liabilities	—	36,802	2,299	—	39,101
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	411,585	(421,738)	10,153	—	—
Stockholders’ equity (deficit)	(747,259)	466,094	11,921	(478,015)	(747,259)

Total liabilities and stockholders’ equity (deficit)	$499,243	$654,957	$30,217	$(478,015)	$706,402

Condensed Consolidating Statement of Cash Flow

Thirty-nine weeks ended October 1, 2006

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(10,659)	$57,109	$(2,956)	$(54,153)	$(10,659)
Equity earnings in subsidiaries	(57,109)	2,956		54,153	—
Adjustments to reconcile net income to cash provided by (used in) operating activities
Rental inventory amortization	—	291,869	19,414	—	311,283
Purchases of rental inventory	—	(263,964)	(16,617)	—	(280,581)
Purchases of rental inventory - base stock	—	(10,252)	(275)	—	(10,527)
Change in rental amortization estimates		10,623	688		11,311
Depreciation and intangibles amortization	—	79,441	3,449	—	82,890
Stock based compensation	1,977	96	—	—	2,073
Amortization of debt issuance cost	4,952	—	—	—	4,952
Deferred income taxes	(4)	4	18	—	18
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	12,413	221	—	12,634
Other current assets	19	(7,846)	752	—	(7,075)
Deposits and other assets	—	2,540	27	—	2,567
Accounts payable	—	(155,884)	(1,570)	—	(157,454)
Accrued interest	9,015	(6)	20	—	9,029
Accrued liabilties and deferred revenue	2,577	(7,327)	(737)	—	(5,487)

Net cash provided by (used in) operating activities	(49,232)	11,772	2,434	—	(35,026)
Investing Activities:
Business acquisitions, net of cash acquired	—	(300)	(19)	—	(319)
Purchases of property, furnishings and equipment	—	(17,502)	(1,643)	—	(19,145)
Proceeds from disposal of property, furnishings and equipment	—	1,320	—	—	1,320
Investment in subsidiaries	88,576	(1,276)	—	(87,300)	—

Net cash provided by (used in) investing activities	88,576	(17,758)	(1,662)	(87,300)	(18,144)
Financing Activities:
Repayment of capital lease obligations	—	(412)	—	—	(412)
Intercompany payable/ (receivable)	16,567	(20,285)	3,718	—	—
Net borrowings (repayments) on credit facilities	20,004	—	(6,862)	—	13,142
Debt financing fees	(5,528)	—	—	—	(5,528)
Proceeds from issuance of long-term debt	1,948	—	—	—	1,948
Principal payments on debt	(72,335)	—	(57)	—	(72,392)
Capital contribution from parent	—	(88,576)	1,276	87,300	—

Net cash provided by (used in) financing activities	(39,344)	(109,273)	(1,925)	87,300	(63,242)
Effect of exchange rate changes on cash and cash equivalents	—	808	—	—	808

Decrease in cash and cash equivalents	—	(114,451)	(1,153)	—	(115,604)
Cash and cash equivalents at beginning of period	—	133,901	1,337	—	135,238

Cash and cash equivalents at end of period	$—	$19,450	$184	$—	$19,634

Condensed Consolidating Statement of Cash Flow

Thirty-nine weeks ended September 30, 2007

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(513,335)	$(414,724)	$(7,771)	$422,495	$(513,335)
Equity earnings in subsidiaries	414,724	7,771		(422,495)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities
Rental inventory amortization	—	252,919	13,522	—	266,441
Purchases of rental inventory	—	(231,605)	(13,193)	—	(244,798)
Purchases of rental inventory - base stock	—	(608)	—	—	(608)
Change in rental amortization estimates	—	52,530	4,477	—	57,007
Depreciation and intangibles amortization	—	59,510	2,947	—	62,457
Stock based compensation	883	224	—	—	1,107
Amortization of debt issuance cost	4,824	—	—	—	4,824
Write off of debt issuance costs	17,538	—	—	—	17,538
Impairment of goodwill	—	115,556	14	—	115,570
Impairment of other intangibles	—	158,422	—	—	158,422
Impairment of property, furnishings, and equipment	—	43,998	4,660	—	48,658
Other non-cash (income) expense	(1,806)	—	—	—	(1,806)
Deferred income taxes	(1,774)	—	227	—	(1,547)
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	(17,627)	(407)	—	(18,034)
Other current assets	289	27,616	448	—	28,353
Deposits and other assets	(1,778)	197	220	—	(1,361)
Accounts payable	—	(30,942)	(3,230)	—	(34,172)
Accrued interest	16,401	11	(193)	—	16,219
Accrued liabilties and deferred revenue	1,147	(21,684)	(508)	—	(21,045)

Net cash provided by (used in) operating activities	(62,887)	1,564	1,213	—	(60,110)
Investing Activities:
Business acquisitions, net of cash acquired	—	(3,129)	—	—	(3,129)
Purchases of property, furnishings and equipment	—	(4,184)	(121)	—	(4,305)
Proceeds from disposal of property, furnishings and equipment	—	450	87	—	537
Investment in subsidiaries	—	(181)	181	—	—

Net cash provided by (used in) investing activities	—	(7,044)	147	—	(6,897)
Financing Activities:
Repayment of capital lease obligations	—	(1,173)	—	—	(1,173)
Intercompany payable/(receivable)	(15,993)	16,324	(331)	—	—
Net borrowings (repayments) on credit facilities	83,477	—	—	—	83,477
Debt financing fees	(23,239)	—	—	—	(23,239)
Proceeds from issuance of long-term debt	775,000	—	—	—	775,000
Principal payments on debt	(756,358)	—	—	—	(756,358)
Capital contribution from parent	—	—	—	—	—

Net cash provided by (used in) financing activities	62,887	15,151	(331)	—	77,707
Effect of exchange rate changes on cash and cash equivalents	—	—	(964)	—	(964)

Increase in cash and cash equivalents	—	9,671	65	—	9,736
Cash and cash equivalents at beginning of period	—	29,274	3,679	—	32,953

Cash and cash equivalents at end of period	$—	$38,945	$3,744	$—	$42,689

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Chapter 11 Reorganization

On October 16, 2007, we and certain of our subsidiaries, whom we refer to collectively as the Reorganized Debtors, filed voluntary petitions for relief, which we refer to as the Chapter 11 Cases, under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. For further information regarding these petitions, see Note 1. Proceedings under Chapter 11 of the United States Bankruptcy Code, to our Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The Reorganized Debtors emerged from Chapter 11 Bankruptcy on May 20, 2008. For further information on our current financing arrangements see the Liquidity and Capital Resources discussion below.

Current Industry Conditions

Our Movie Gallery and Hollywood Video retail store locations compete in the home video retail industry. The home video retail industry includes the sale and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. A number of industry-wide factors have combined to negatively impact the rental market, which include (without limitation):

•	cannibalization of rentals by low priced movies available for sale;

•	growth of the online rental segment;

•	growth of DVD-dispensing kiosk machines operated by our competitors;

•	the standard DVD format nearing the end of its life cycle;

•	movie studios structuring their DVD movie releases towards the later part of the year;

•	competing high definition DVD formats delaying content release and consumer acceptance; and

•

the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television.

While these trends have been apparent for some time, they were more prevalent during the second quarter of 2007. In addition, while the movie rental market was expected to be soft during the first half of 2007, we experienced significantly sharper than anticipated declines in revenue over the seven month period of March 2007 to September 2007. These declines were primarily the result of competitive pricing between Blockbuster and Netflix over their subscription services and greater than expected customer acceptance of Blockbuster’s Total Access program, which mixes elements of in-store and online movie rentals. These factors, along with the trends discussed above have had a negative impact on our business over the thirty-nine weeks ended September 30, 2007. We expect that these factors and trends will continue to have a negative impact on the rental market for the foreseeable future.

Our Business

As of September 30, 2007, we operated 4,429 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We opened three new stores during the thirty-nine weeks ended September 30, 2007. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Movie Gallery’s eastern-focused rural and secondary market presence and Hollywood’s western-focused prime urban and suburban superstore locations combine to form a nationwide geographical store footprint.

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

Our strategies are focused on developing and maintaining a sustainable business model. We strive to minimize the operating and overhead costs associated with our business. It is our belief that the brick-and-mortar stores will continue to retain their relevance, and that relevance can be augmented with certain enhancements, such as:

•	store size optimization;

•	geographical placement and branding of stores within our fleet;

•	expansion of a movie kiosk program;

•	integration of complementary in-store technology;

•	integration of online video rental; and

•	balanced marketing and promotions that provide a meaningful return on investment.

We have continued to explore the economic viability of various alternative delivery channels. For example, we may develop and offer online video rental to the broader marketplace in the future subject to the availability of funds for development. However, we were unable to achieve our previously anticipated revenue and customer acquisition levels for MovieBeam, our video-on-demand program which we acquired earlier in fiscal 2007, and in the fourth quarter of fiscal 2007 we ceased operations associated with MovieBeam. Subsequently, in the second quarter of fiscal 2008 we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their carrying value.

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

•

Revenues. Our business is a cash business with initial rental fees paid upfront by the customer. Our management team continuously reviews inventory levels, marketing and sales promotions, real estate strategies, and staffing requirements in order to maximize revenues at each location. Additionally, we monitor revenue performance on a daily basis to quickly identify trends or issues in our store base or in the industry as a whole. Our management closely monitors same-store revenues, which we define as revenues at stores that we have operated for at least 12 full months, excluding stores that have been downsized or remodeled, to assess the performance of our business.

•

Product purchasing economics. In order to maintain the desired profit margin in our business, we carefully manage purchases of inventory for both rental and sale. Our purchasing models are designed to analyze the impact of the economic factors inherent in the various pricing strategies employed by the movie studios. We believe that our models enable us to achieve purchasing levels tailored for the customer demographics of each of our markets and to maximize the return on investment of our inventory purchase dollars.

•

Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control expenses primarily through budgeting systems and centralization of purchases in our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also benefit from the reduced labor and real estate costs that the Movie Gallery brand stores enjoy by being located in rural markets versus the higher costs associated with the larger urban markets. We are also able to adjust store hours and staffing levels to specific market conditions, as well as leverage best practices from both Movie Gallery and Hollywood to reduce expenses and increase operating efficiency.

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

•

Operating cash flows. In prior years, our stores generated significant levels of cash flow. These cash flows were able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on hand and significant long-term debt. Subsequent to the Effective Date, May 20, 2008, the date of our emergence from Chapter 11 Bankruptcy, our inventory purchases are being funded through a combination of store cash flows, our new Revolving Credit Facility and cash on hand.

Seasonality

There is a distinct seasonal pattern to the home video and game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December, January, and February due to the holidays in these months, inclement weather conditions and frequently the home video release of the preceding summer’s hit titles. September is typically the lowest revenue period with schools back in session and the premiere of new fall broadcast television programs. Seasonal patterns for our Game Crazy operating segment are similar to traditional retail revenue peaks, which are significantly weighted towards holiday periods and when schools are out of session.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen weeks and thirty-nine weeks ended October 1, 2006 and September 30, 2007.

Selected Financial Statement and Operational Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	($ in thousands, except per share and store data)
Rental revenue	$475,779	$430,919	$1,539,754	$1,375,367
Product sales	107,210	148,043	338,888	412,514

Total revenue	582,989	578,962	1,878,642	1,787,881
Cost of rental revenue	141,589	184,229	470,073	480,246
Cost of product sales	78,160	121,449	249,455	320,953

Total gross profit	363,240	273,284	1,159,114	986,682

Store operating expenses	320,521	305,631	937,743	917,233
General and administrative expenses	46,144	57,359	141,605	150,252
Impairment of goodwill	—	—	—	115,570
Impairment of other intangibles	—	60,543	—	158,422
Impairment of property, furnishings, and equipment	—	5,657	—	48,658
Operating income (loss)	(4,126)	(155,656)	77,624	(404,280)
Interest expense, net (includes $17,538 write off of debt issuance costs for the thirty-nine weeks ended September 30, 2007)	31,185	35,654	89,331	112,134
Net loss	(36,111)	(188,530)	(10,659)	(513,335)
Net loss per diluted share	$(1.13)	$(5.84)	$(0.34)	$(16.02)
Rental margin	70.2%	57.2%	69.5%	65.1%
Product sales margin	27.1%	18.0%	26.4%	22.2%
Total gross margin	62.3%	47.2%	61.7%	55.2%
Percent of total revenue:
Rental revenue	81.6%	74.4%	82.0%	76.9%
Product sales	18.4%	25.6%	18.0%	23.1%
Store operating expenses	55.0%	52.8%	49.9%	51.3%
General and administrative expenses	7.9%	9.9%	7.5%	8.4%
Impairment of goodwill	0.0%	0.0%	0.0%	6.5%
Impairment of other intangibles	0.0%	10.5%	0.0%	8.9%
Impairment of property, furnishings, and equipment	0.0%	1.0%	0.0%	2.7%
Operating income (loss)	-0.7%	-26.9%	4.1%	-22.6%
Interest expense, net	5.3%	6.2%	4.8%	6.3%
Net income (loss)	-6.2%	-32.6%	-0.6%	-28.7%
Total same-store revenues	-0.4%	1.3%	-4.0%	-3.3%
Movie Gallery same-store revenues	3.0%	0.6%	0.0%	-2.4%
Hollywood same-store revenues	-1.9%	1.6%	-5.9%	-3.8%
Total same-store rental revenues	-1.9%	-8.1%	-5.2%	-9.5%
Movie Gallery same-store revenues	3.1%	-1.7%	-0.8%	-3.3%
Hollywood same-store revenues	-4.6%	-12.2%	-7.5%	-13.3%
Total same-store product sales	6.5%	41.6%	1.1%	23.8%
Movie Gallery same-store sales	1.0%	26.1%	8.8%	6.7%
Hollywood same-store sales	7.5%	44.3%	-0.2%	27.1%
Store count:
Beginning of period	4,763	4,553	4,749	4,642
New store builds	13	—	115	3
Stores acquired	—	—	—	—
Stores closed	(101)	(124)	(189)	(216)

End of period	4,675	4,429	4,675	4,429

Store Closures

We continue to evaluate underperforming and unprofitable stores as part of our restructuring strategies to conserve cash and reduce our overall cost structure. During the thirty-nine weeks ended September 30, 2007, we closed 216 underperforming stores. During the third quarter of fiscal 2007, we identified approximately 520 Movie Gallery and Hollywood Video stores, which we refer to as the Phase 1 stores, that were subsequently closed during the fourth quarter of fiscal 2007, along with approximately 20 other stores that were closed in the normal course of business. On February 4, 2008, we announced and began closing approximately 370 additional underperforming stores, referred to as the Phase 2 stores, which we closed during the first quarter of fiscal 2008. On April 2, 2008 we began our Phase 3 store closures affecting approximately 160 store locations which were completed during the second quarter of fiscal 2008.

Revenue

For the thirteen weeks ended September 30, 2007, consolidated total revenues decreased 0.7% from the comparable period in 2006. The decrease for the thirteen weeks ended September 30, 2007 was primarily due to a decrease in the number of weighted-average stores operated, partially offset by an increase in consolidated same-store revenue. For the thirteen weeks ended September 30, 2007, the number of weighted-average stores operated declined 4.6%, while consolidated same-store sales increased 1.3%. Consolidated same-store sales for the thirteen-week period consisted of an 8.1% decline in same-store rental revenue, offset by a 41.6% increase in same-store product revenue.

For the thirty-nine weeks ended September 30, 2007, consolidated total revenues decreased 4.8% from the comparable period in 2006. The decrease in the thirty-nine weeks ended September 30, 2007 was due to a decrease in the number of weighted-average stores operated and a decrease in consolidated same-store sales. For the thirty-nine weeks September 30, 2007, consolidated same-store sales declined 3.3% and the number of weighted-average stores operated declined 4.1%. Consolidated same-store sales for the thirty-nine week period consisted of a 9.5% decline in same-store rental revenue, partially offset by a 23.8% increase in same-store product revenue.

For the thirteen weeks and thirty-nine weeks ended September 30, 2007, the Movie Gallery operating segment’s total revenues decreased 3.2% and 5.7% from the comparable periods in 2006, primarily due to a decrease in the number of weighted-average stores operated. For the thirteen weeks and thirty-nine weeks ended September 30, 2007, the Movie Gallery operating segment’s number of weighted average stores operated declined 6.2%, compared to the prior year periods. Partially offsetting the decrease in the Movie Gallery operating segment’s revenue for the thirteen weeks ended September 30, 2007, was a 0.6% increase in same-store sales. The same-store sales for the thirteen-week period consisted of a 1.7% decline in same-store rental revenue offset by a 26.1% increase in same-store product revenue.

Total revenue for the Hollywood and Game Crazy operating segments for the thirteen weeks ended September 30, 2007 increased 0.7% while total revenue for the thirty-nine weeks decreased 4.4%, from the comparable periods in 2006. The increase in revenue for the thirteen week period was primarily due to a 1.6% increase in same-store sales while the thirty-nine week period decrease in revenue was primarily due to a 3.8% decline in same store sales. Same-store sales for the thirteen-week period consisted of a 12.2% decline in same-store rental revenue, offset by a 44.3% increase in same-store product revenue, which was driven by a 54.7% increase in Game Crazy same-store/department sales.

We believe the following factors contributed to the decline in our same-store rental revenues:

•	aggressive pricing and promotion tactics implemented by our competition;

•	the overabundance of DVD titles available for sale in the marketplace;

•	the growth of online rental;

•	the growth of DVD-dispensing kiosk machines operated by our competitors;

•	the maturation of the standard definition DVD life cycle; and

•	the widespread availability of content through other audio/video media such as recorded television, pay-per-view movies and the Internet.

Cost of Sales

The cost of rental revenues includes the amortization of rental inventory, revenue-sharing expenses incurred and the cost of previously viewed rental inventory sold. The gross margins on rental revenue for the thirteen weeks and thirty-nine weeks ended September 30, 2007 were 57.2% and 65.1%, respectively, compared to 70.2% and 69.5% for the comparable periods in 2006. Gross margins for the thirteen weeks and thirty-nine weeks ended September 30, 2007 were negatively impacted by changes in rental amortization estimates that increased cost of rental revenue by $57.0 million as discussed in Note 2., Accounting Policies, to our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Similarly, gross margins for 2006 were negatively impacted by $11.3 million during thirty-nine week period ended October 1, 2006 for charges that were recorded to recognize changes in rental amortization estimates. Year-over-year declines in the average sales price of previously viewed movies continue to negatively impact the gross margins on rental revenue.

Cost of product sales includes the costs of new video game merchandise and used video game merchandise taken in on trade within the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products that are sold. The gross margins on product sales for the thirteen weeks and thirty-nine weeks ended September 30, 2007 were 18.0% and 22.2%, respectively, compared to 27.1% and 26.4% for the comparable periods in 2006. The decrease in product gross margins was primarily due to a shift in the sales mix towards lower-margin products such as DVD movies, game hardware and game software and away from higher-margin products such as concessions. Also contributing to the decrease was a $3.2 million lower-of-cost-or-market write down of inventory that was being liquidated in store closures and $2.9 million of write downs on defective Game Crazy inventory.

Operating Costs and Expenses

Store operating costs and expenses include store-level operational expense, store labor, depreciation, advertising, and other store expenses. Operational expense includes store lease payments, utilities, banking fees, repairs and maintenance, and store supplies expense. Store labor expense includes salaries and wages, employment taxes, benefits, and bonuses for our store employees. Store operating expenses as a percentage of total revenue was 52.8% and 51.3% for the thirteen weeks and thirty-nine weeks ended September 30, 2007, respectively, compared to 55.0% and 49.9% for the comparable periods of fiscal 2006.

The following table sets forth the changes in store operating costs and expenses as a percent of total revenue for the thirteen weeks and thirty-nine weeks ended September 30, 2007, compared to the comparable periods in fiscal 2006:

	Thirteen Weeks Ended
	October 1, 2006	September 30, 2007	Net Change
Operational expenses	26.9%	27.8%	0.9%
Store labor expense	19.7%	20.2%	0.5%
Depreciation expense	4.3%	2.1%	-2.2%
Advertising expense	0.9%	1.5%	0.6%
Other store expense	3.2%	1.2%	-2.0%

	Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007	Net Change
Operational expenses	25.0%	26.2%	1.2%
Store labor expense	18.7%	19.7%	1.0%
Depreciation expense	3.6%	2.9%	-0.7%
Advertising expense	0.7%	1.3%	0.6%
Other store expense	1.9%	1.2%	-0.7%

General and Administrative Expenses

General and administrative expenses as a percentage of revenue for the thirteen weeks and thirty-nine weeks ended September 30, 2007 were 9.9% and 8.4%, respectively, compared to 7.9% and 7.5% for the corresponding periods of 2006.

The increase in General and administrative expenses as a percentage of revenue for the thirteen weeks ended September 30, 2007 was primarily due to an increase in professional fees. For the thirteen weeks ended September 30, 2007 payroll and related expenses decreased by $6.5 million, or 1.1% of revenue, from the corresponding period of 2006, which was offset by expenses of MovieBeam of $2.8 million, or 0.5% of revenue, and an increase in professional fees of $14.8 million, or 2.6% of revenue. In absolute dollar terms, including MovieBeam expenses, General and administrative expenses increased $11.2 million compared to the comparable period of fiscal 2006. In addition, for the thirteen weeks ended October 1, 2006, $2.1 million in depreciation expense was reclassified from Store operating expenses to General and administrative expenses related to depreciation on corporate fixed assets.

General and administrative expenses as a percentage of revenue for the thirty-nine weeks ended September 30, 2007 increased 0.9% when compared to the corresponding period of the prior year. For the thirty-nine weeks ended September 30, 2007, payroll and related expenses were reduced by $15.2 million, or 0.6% of revenue. This decrease was offset by MovieBeam expenses of $8.1 million, or 0.5% of revenue, and an increase in professional services of $17.3 million, or 1.0% of revenue. In absolute dollar terms, including MovieBeam expenses, general and administrative expenses increased by $8.7 million compared to the comparable period of fiscal 2006. For the thirty-nine weeks ended October 1, 2006, $6.7 million in depreciation expense was reclassified from Store operating expenses to general and administrative expenses related to depreciation on corporate fixed assets.

Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants. Beginning in fiscal 2006, we adopted Financial Accounting Standards Board, or FASB, Statement No. 123(Revised), Accounting for Stock-Based Compensation, or FASB Statement No. 123(R). We used the modified prospective method to adopt FASB Statement No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

For the thirty-nine weeks ended October 1, 2006 and September 30, 2007, we recognized $1.6 million and $1.1 million, respectively, in compensation expenses related to service-based stock grants, and $0.5 million and zero, respectively, in expenses related to performance-based stock grants. Total compensation cost related to all non-vested awards that is not yet recognized was $3.3 million at September 30, 2007 and is expected to be recognized over a weighted-average period of approximately two years.

We may, from time to time, decide to issue stock-based compensation in the form of stock grants and stock options, which under FASB Statement No. 123(R) requires a fair value recognition approach and will be expensed in income from continuing operations. As a result, the amount of compensation expense we recognize over the vesting period will generally not be affected by subsequent changes in the trading value of our common stock. Furthermore, projections as to the number of stock awards that will ultimately vest requires making estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangibles, and Goodwill

Other Long-Lived Assets (Including Definite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or FASB Statement No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted in Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, to our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we performed impairment testing on our long-lived assets at the end of the second and third quarters of fiscal 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded a charge of $29.1 million and $19.5 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively, for the thirty-nine weeks ended September 30, 2007.

We also determined that our definite-lived intangible asset for the customer list in the Hollywood segment was impaired as a result of attrition in active customers. We therefore recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles, for the thirty-nine weeks ended September 30, 2007.

Other Intangible Assets

We normally conduct our annual test of the valuation of our Hollywood trademark during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142 as it pertains to indefinite-lived intangible assets. However due to the impairment indicators noted above we performed impairment testing on the Hollywood trademark at the end of the second quarter of fiscal 2007. Furthermore, due to the subsequent filing of the Chapter 11 Cases on October 16, 2007, we performed an additional testing of impairment on the Hollywood trademark as of the end of third quarter of fiscal 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The basic tenet of the Relief from Royalty method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Assumptions regarding future revenues, a market-driven royalty rate, and a discount rate are among the most significant estimates used in this method. We determined at the end of the second quarter of fiscal 2007 that the carrying value of the Hollywood trademark was greater than its fair value and therefore was deemed to be impaired. The implied fair value of the Hollywood trademark was $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles for the twenty-six weeks ended July 1, 2007.

In the third quarter of fiscal 2007, we updated certain of our assumptions with respect to our use of the Relief from Royalty method, most notably our assumption regarding the Hollywood trademark royalty rate. We determined that the adjusted carrying value of $75.5 million was greater than the updated fair value of $15.0 million. Accordingly, an additional impairment charge was recorded for $60.5 million in Impairment of other intangibles for the thirteen weeks ended September 30, 2007.

Furthermore, we concluded that due to the impairment indicators experienced during the thirty-nine weeks ended September 30, 2007, and our subsequent filing of the Chapter 11 Cases on October 16, 2007, there exists substantial doubt as to whether we could continue to classify our Hollywood trademark as an indefinite-lived intangible asset. According to FASB Statement No. 142, when a company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives. Therefore, after conducting our tests of impairment, we determined that our Hollywood trademark should be classified as a definite-lived intangible asset, and we have assigned to it an estimated useful life of ten years.

Goodwill

We normally conduct our annual test of the valuation of goodwill during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142. However, due to the impairment indicators noted in Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, to our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we performed impairment testing on our valuation of goodwill at the end of the second quarter of fiscal 2007.

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

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore a goodwill impairment charge was recorded for $115.6 million for the thirty-nine weeks ended September 30, 2007.

Interest Expense, net

Interest expense, net increased $4.5 million from $31.2 million for the thirteen weeks ended October 1, 2006 to $35.7 million for the thirteen weeks ended September 30, 2007. The increase is primarily attributed to higher interest rates during the third quarter of fiscal 2007 on our March 2007 Credit Facility due to our covenant violations. Interest expense, net increased $22.8 million from $89.3 million for the thirty-nine weeks ended October 1, 2006 to $112.1 million for the thirty-nine weeks ended September 30, 2007. The increase is primarily attributed to a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to our previous senior credit facility when it was refinanced in the first quarter of fiscal 2007, an increase in the amount of debt outstanding during fiscal 2007, and higher interest rates during the third quarter of fiscal 2007 due to our covenant violations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FASB Interpretation No. 48. FASB Interpretation No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize a benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requirements for increased disclosures.

We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The adoption of FASB Interpretation No. 48 did not have a material effect on our consolidated balance sheet or statement of operations. The amount of unrecognized benefits as of January 1, 2007 was $11.2 million, of which $4.8 million would impact our effective rate if recognized. We recognized approximately $2.8 million of benefit during the thirty-nine weeks ended September 30, 2007 due to the release of reserves due to the receipt of refunds from federal and state taxing authorities. The amount of unrecognized benefits as of September 30, 2007 is $8.1 million of which $2.0 million would impact our effective rate if realized.

The effective tax rate was a benefit of 1.5% and 0.6% for the thirteen weeks and thirty-nine weeks ended September 30, 2007, respectively, as compared to an expense of 2.3% and a benefit of 8.9% for the corresponding prior year periods. The projected annual effective tax rate is a benefit of 0.4%, which differs from the benefit of 1.5% for the quarter ended September 30, 2007, due to the impact of a $2.8 million benefit recognized in the third quarter of fiscal 2007 related to tax refunds, changes in the proportion of income earned from foreign operations, and various state income tax changes.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, remodeling and relocating existing stores, new technology initiatives, such as kiosks and e-commerce, and to a much lesser extent, new store investment. As discussed above, we opened three new stores during the thirty-nine weeks ended September 30, 2007. We have historically funded our capital needs primarily by cash flow from operations and borrowings under the revolving portion of our then-existing senior credit facility. For the thirty-nine weeks ended September 30, 2007, net cash used in operating activities was $60.1 million, resulting in an increased use of borrowings under our then-existing senior credit facility to fund our operating and capital needs. At September 30, 2007, we had cash and cash equivalents of $42.7 million and zero in available borrowings under the revolving portion of our then-existing senior credit facility.

Post -Chapter 11 Financing Arrangements

On May 20, 2008, we emerged from Chapter 11 by consummating the transactions contemplated by the Plan. In connection therewith, the Reorganized Debtors entered into several new financing agreements as described below.

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings in an amount not to exceed $626,488,750 (plus accrued and capitalized interest and fees), consisting of $602,988,750 aggregate principal amount of term loans (the “First Lien Term Loan Facility”) and $23,500,000 aggregate principal amount of letters of credit (the “Letter of Credit Facility”). The First Lien Credit Facility amended and restated the first lien facilities that were outstanding immediately prior to the commencement of the Chapter 11 Cases, which we refer to herein as the “March 2007 Credit Facility.”

Borrowings under the First Lien Term Loan Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the First Lien Credit Facility) plus (i) in the case of Base Rate Loans (as defined in the First Lien Credit Facility), 6.25% per annum plus the Applicable Margin Adjustment (as defined in the First Lien Credit Facility), plus interest at 2.75% per annum minus the Applicable Margin Adjustment to be added to the principal amount of such term loans (payment-in-kind, or PIK interest), and (ii) in the case of Eurodollar Rate Loans (as defined in the First Lien Credit Facility), 7.25% per annum plus the Applicable Margin Adjustment, plus interest at 2.75% per annum minus the Applicable Margin Adjustment to be added to the principal amount of such term loans (payment-in-kind, or PIK interest). Disbursements under the Letter of Credit Facility bear interest at a rate equal to (a) for the period from the date of such disbursement to the applicable reimbursement date (as defined in the First Lien Credit Facility), the rate of interest with respect to Base Rate Loans, and (b) thereafter, the rate of interest with respect to Base Rate Loans plus 2% per annum.

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012, or ninety days following the date the aggregate principal amount of the Term Loans do not exceed $20,000,000, or in the event that the Term Loans become due and payable in full, whether by acceleration or otherwise.

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated on trailing four quarter results using specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of operating cash flow relative to cash interest expense;

•	the leverage test is a measurement of total leverage under the First Lien Credit Facility, including amounts drawn under letters of credit, relative to operating cash flow; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Term Loan Facility, the Second Lien Term Loan Facility, amounts drawn under letters of credit and any other secured indebtedness relative to operating cash flow.

The First Lien Term Loan Facility also places annual limits on the amount of our consolidated capital expenditures.

The obligations under the First Lien Credit Facility are unconditionally guaranteed by each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada, Inc. (“Movie Gallery Canada”). The obligations under the First Lien Credit Facility are also secured by a first priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

Amended and Restated Second Lien Credit Facility

The Second Lien Credit Facility is a senior secured credit facility which provides for term loans in an aggregate principal amount not to exceed $117,141,030. The Second Lien Credit Facility amended and restated the second lien facility that was part of our March 2007 Credit Facility.

Borrowings under the Second Lien Term Loan Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the Second Lien Credit Facility) plus the Applicable Margin defined as (i) until the first anniversary of the Effective Date, 12.75% per annum in the case of Eurodollar Rate Loans and 11.75% in the case of Base Rate Loans and (ii) from the first anniversary of the Effective Date, 13.00% per annum in the case of Eurodollar Rate Loans and 12.00% in the case of Base Rate Loans, which shall increase by an additional 0.25% per annum each six months thereafter; provided that, notwithstanding the foregoing, upon the occurrence of an Interest Event (as defined in the Second Lien Credit Facility), then, as of the next Interest Payment Date (as defined in the Second Lien Credit Facility), the Applicable Margin shall be 8.00% per annum in the case of Eurodollar Rate Loans and 7.00% in the case of Base Rate Loans. Interest on the Second Lien Term Loan Facility will be added to the principal amount of such term loan (payment-in-kind, or PIK interest), provided that all interest shall be paid in cash on each Interest Payment Date following an Interest Event.

The maturity date of the Second Lien Term Loan Facility is the earlier of November 20, 2012, or in the event that the Term Loans become due and payable in full, whether by acceleration or otherwise.

The Second Lien Term Loan Facility contains no financial covenants.

The obligations under the Second Lien Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada. The obligations under the Second Lien Credit Facility are also secured by a second priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

Revolving Credit Facility

The Revolving Credit Facility is a senior secured credit facility due May 20, 2011 which provides for revolving loans up to an aggregate principal amount of $100,000,000. We entered into the Revolving Credit Facility with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger, The Bank of New York, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.

Loans under the Revolving Credit Facility bear interest at a floating rate based on, at our option, the Base Rate or Adjusted Eurodollar Rate (each as defined in the Revolving Credit Facility), plus a margin of 1.5% in the case of Base Rate Loans (as defined in the Revolving Credit Facility) or 3.0% in the case of Eurodollar Rate Loans (as defined in the Revolving Credit Facility). In addition, we must pay commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding loans, times 0.375% per annum.

Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, with the final payment due and payable at the earlier of (i) the third anniversary of the Closing Date (as defined in the Revolving Credit Facility) and (ii) the date that we terminate the revolving commitments. Interest is payable (a) in the case of Base Rate Loans, on the last day of each calendar month and (b) in the case of Eurodollar Rate Loans, on the last day of each applicable interest period. We may voluntarily prepay any revolving loans in whole or in part without penalty or premium. In the event that at any time the sum of the aggregate principal amount of all outstanding revolving loans exceeds the lesser of (i) the Borrowing Base (as defined in the Revolving Credit Facility) and (ii) the aggregate commitments under the Revolving Credit Facility, we will be required to make prepayments in the amount of such excess.

The obligations under the Revolving Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada. The obligations under the Revolving Credit Facility are also secured by a first priority lien on substantially all of our assets and the other guarantors, including a pledge of all the equity interests of each of their respective domestic subsidiaries and 65% of all the equity interests of each of their respective foreign subsidiaries.

The Revolving Credit Facility contains customary covenants for facilities of this type, including covenants that will limit our ability, the other guarantors and other subsidiaries to incur or guarantee additional indebtedness, incur liens, make further negative pledges, pay dividends on or repurchase stock, restrict dividends or other distributions from our subsidiaries, make certain types of investments, sell assets, merge with other companies, dispose of subsidiary interests, enter into sales and lease back transactions, enter into transactions with affiliates, or change lines of business. Pursuant to the Revolving Credit Facility, we must comply with the financial covenants set forth in the First Lien Credit Facility.

We will use borrowings under the Revolving Credit Facility (i) to fund the transactions contemplated by the Plan and the payment of administrative fees and other fees and expenses relating to our implementation of the Plan, (ii) to pay certain other fees and expenses relating to the Revolving Credit Facility, and (iii) for general working capital and other corporate purposes.

Each of the First Lien Term Loan Facility, the Second Lien Term Loan Facility, the Revolving Credit Facility, were filed as exhibits to our Current Report on Form 8-K filed on May 28, 2008.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to procure up to $25 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period.” During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business letters of credit which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of Warrants.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Moreover, the Plan and Confirmation Order discharged all pre-petition debts and liabilities not dealt with under the Plan and created an injunction against collecting such debts.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, the Reorganized Debtors entered into a $150 million DIP Credit Agreement among us, certain of our subsidiaries (all of whom were Debtors) as Guarantors, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, The Bank of New York as Administrative Agent and Collateral Agent, and the lenders that from time to time become party thereto.

The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility, or the Revolving Facility, and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to refinance our existing $100 million pre-petition, secured revolving credit facility, pay certain transactional expenses and fees incurred by us and support our working capital needs and general corporate purposes. At our option, a portion of the Revolving Facility could be made available as swing line loans or for the issuance of letters of credit. On October 16, 2007, the Reorganized Debtors received interim approval from the Bankruptcy Court to access up to $140 million of the DIP Credit Agreement. On October 17, 2007, we closed on our DIP financing facility and, in connection therewith, (i) refinanced in full the existing $100 million pre-petition, secured revolving credit facility and (ii) were granted access of up to $40 million under the Revolving Facility. Subsequently, on November 16, 2007, the Reorganized Debtors received final approval from the Bankruptcy Court granting access to the entire $150 million of the DIP Credit Agreement.

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate, as defined in the DIP Credit Agreement, plus 2.50% per annum plus the Applicable Case Milestone Margin, as defined below, then in effect (if any) or (ii) at the Adjusted Eurodollar Rate, as defined in the DIP Credit Agreement, plus 3.50% per annum plus the Applicable Case Milestone Margin. As defined in the DIP Credit Agreement, Applicable Case Milestone Margin then in effect means: (i) 0.75%, in the event the Reorganized Debtors failed to file a Chapter 11 plan of reorganization or liquidation and a related disclosure statement with the Bankruptcy Court on or prior to January 15, 2008, and/or in the event an order approving the Reorganized Debtors’ disclosure statement was not entered by the Bankruptcy Court in the Chapter 11 Cases on or prior to March 1, 2008; (ii) 1.50% in the event an order confirming the Reorganized Debtors’ Chapter 11 plan of reorganization or liquidation was not entered by the Bankruptcy Court in the Chapter 11 Cases on or prior to April 30, 2008; and (iii) 2.25% in the event the effective date of the Reorganized Debtors’ Chapter 11 plan of reorganization or liquidation had not occurred on or prior to May 31, 2008.

Obligations under the DIP Credit Agreement were secured by (i) a lien on all of the assets of the Reorganized Debtors (which lien had a first priority with respect to substantially all of the Reorganized Debtors’ assets), including a pledge of all of the equity interests of each of our domestic subsidiaries and 65% of all of the equity interests of our foreign subsidiaries, and (ii) a superpriority administrative claim in each of the Chapter 11 Cases. In addition, the DIP Credit Agreement obligated the Reorganized Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.

The DIP Credit Agreement contained various representations, warranties and covenants by the Reorganized Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

The Reorganized Debtors’ obligations under the DIP Credit Agreement could be accelerated following certain events of default, including (without limitation) any breach by the Reorganized Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement or the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

The DIP Credit Agreement was to mature on the earlier of (i) September 30, 2008, (ii) the effective date of a Chapter 11 plan of reorganization or liquidation confirmed in the Chapter 11 Cases by the Bankruptcy Court and (iii) the date that all loans under the DIP Credit Agreement shall become due and payable in full, whether by acceleration or otherwise.

The DIP Credit Agreement was subsequently amended on November 26, 2007 (the “First Amendment”), and again on February 5, 2008 (the “Second Amendment”). The Second Amendment allowed for, among other things, relaxed financial covenants for the fiscal months of December 2007 through May 2008 and modifications to the interest rate for obligations under the DIP Credit Agreement.

On the Effective Date, the DIP Credit Agreement was terminated. The creditors under the DIP Credit Agreement were paid in full in cash on the Effective Date. The preceding description of the DIP Credit Agreement is qualified in its entirety by reference to the text of the DIP Credit Agreement, which was previously filed as an exhibit to our Current Report on Form 8-K filed on October 16, 2007 and is incorporated herein by reference.

Impact of Chapter 11 Filing and Effectiveness of the Plan

Prior to the commencement of the Chapter 11 Case, our principal financing arrangements consisted of our March 2007 Credit Facility and long-term debt securities. Our March 2007 Credit Facility consisted of:

•	a $100 million revolving credit facility, which we refer to as the revolver, which was subsequently refinanced under the DIP Credit Agreement, as discussed below;

•	a $25 million first lien synthetic letter of credit facility;

•	a $600 million first lien term loan; and

•	a $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the letter of credit facility as the “first lien facilities.”

Our March 2007 Credit Facility required that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed-rate debt for a period of three years subsequent to March 8, 2007. On July 31, 2007, we entered into a 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of the new cap agreement, we would pay floating-rate interest up to a maximum of 6.50% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010.

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us under the March 2007 Credit Facility terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we have classified all obligations under the first lien facilities as current liabilities as of September 30, 2007.

The filing of the Chapter 11 Cases also created an event of default under our second lien credit facility. Under the terms of the second lien credit facility, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we classified our $175 million second lien term loan as a current liability as of September 30, 2007.

The first and second lien were amended and restated as discussed above in connection with our emergence from Chapter 11 on May 20, 2008.

For additional information regarding the terms of our March 2007 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2006.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under our 11% senior notes. Under the terms of the 11% senior notes, the outstanding principal balance of all of the 11% senior notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we classified our $325 million 11% senior notes as a current liability as of September 30, 2007.

On the Effective Date, the 11% senior notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of 11% senior notes and other general unsecured claims will receive equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

The filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% senior subordinated notes due 2011. Under the terms of the senior subordinated notes, the outstanding principal balance of all of the senior subordinated notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified our $0.5 million in senior subordinated notes as a current liability as of September 30, 2007.

On the Effective Date, the 9.625% senior subordinated notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of 9.625% senior subordinated notes and other general unsecured claims will receive equity in the Reorganized Debtors.

Other

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Moreover, the Plan and Confirmation Order discharged all pre-petition debts and liabilities not dealt with under the Plan and created an injunction against collecting such debts.

Current Liquidity Position

Our liquidity is dependent upon our cash flows from store operations, access to the Revolving Credit Facility and vendor financing. Historically, we maintained favorable payment terms with our vendors, which had been a significant source of liquidity for us. During the latter part of fiscal 2006, and continuing into fiscal 2007, we have experienced significant vendor terms contraction, which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the March 2007 Credit Facilities earlier in fiscal 2007 and the filing of the Chapter 11 Cases, many of our significant vendors discontinued extending us trade credit, requiring us to pay for product before it was shipped, and we experienced additional tightening of terms with other vendors.

We believe that the Revolving Credit Facility and the Seasonal Overadvance Facility provide sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, our business strategy, especially our operational restructuring activities, and there being no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be effectuated on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments.

Other Liquidity

During the second quarter of fiscal 2007, we began to pursue the sale of one of our aircraft in conjunction with our review of non-core assets for disposal. Subsequent to the end of the third quarter of fiscal 2007, this aircraft was sold, net of costs to sell, for $7.5 million.

Due to our significant operating losses for the thirty-nine weeks ended September 30, 2007 and our liquidity position, we reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure, which include (without limitation):

•	replacing old and outdated hardware technology in our stores and in our two support centers;

•	either replacing, or updating and integrating our multiple point-of-sale, or POS, systems;

•	additional integration of systems between our two support centers; and

•

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

Contractual Obligations.

The following table discloses our contractual obligations and commercial commitments as of September 30, 2007, with the exception of the operating lease information which is presented as of January 6, 2008.

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Principal Payments
March 2007 Credit Facility (1)
First lien term loan	$597,000	$597,000	$—	$—	$—
Second lien term loan	175,000	175,000	—	—	—
2007 Revolver	100,000	100,000	—	—	—
Senior notes (1)	325,450	325,450	—	—	—
Capital leases	4	4	—	—	—
Interest
First lien term loan (2)	42,663	42,663	—	—	—
Second lien term loan (2)	17,594	17,594	—	—	—
Senior notes (2)	22,223	22,223	—	—	—
Capital leases	—	—	—	—	—
Operating leases	953,604	282,386	375,324	212,256	83,638

Total	$2,233,538	$1,562,320	$375,324	$212,256	$83,638

(1)	Due to our default under the first lien credit agreement and the filing of the Chapter 11 Cases, we have classified all obligations due under our March 2007 Credit Facility as well as our 11% senior notes and Senior Subordinated Notes as current liabilities as of September 30, 2007.

(2)	Interest was calculated through the Effective Date, May 20, 2008, and was based on actual interest rates and calculations.

(3)	Unrecognized tax benefits of $8.1 million as of September 30, 2007 are not included as we are unable to reasonably estimate the amounts that will be settled within each year in the table as presented above.

The following supplemental pro-forma table is provided to show our contractual obligations and commercial commitments for the succeeding five years from the Effective Date, May 20, 2008, taking into consideration our amended first lien and second lien term loans, as well as our new Revolver Credit Facility. The operating lease information is presented as of January 6, 2008.

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Principal Payments
First Lien Credit Facility (1)	$671,818	$6,030	$12,060	$653,728	$—
Second Lien Credit Facility (1)	231,672	—	—	231,672	—
Revolver Credit Facility (4)	65,000	—	65,000	—	—
Interest
First Lien Credit Facility (2)	246,442	52,561	120,849	73,032	—
Second Lien Credit Facility (3)	—	—	—	—	—
Operating leases	953,604	282,386	375,324	212,256	83,638

Total	$2,168,536	$340,977	$573,233	$1,170,688	$83,638

(1)	Includes payment-in-kind interest that is added to the outstanding principal balance on the scheduled interest payment date. See the Liquidity and Capital Resources section above for further discussion on payment-in-kind interest for our First Lien Credit Facility and Second Lien Credit Facility.

(2)	As of May 20, 2008, the First Lien Credit Facility interest rate was 9.65%. We have assumed this interest rate will stay the same for the remaining terms of the loans for purposes of presenting future interest payments.

(3)	All interest on the Second Lien Credit Facility is to be treated as payment-in-kind interest and added to the outstanding principal balance on the scheduled interest payment date. As such, there are no contractually obligated interest payments on our Second Lien Credit Facility.

(4)	Amount equals the balance on the Revolving Credit Facility at May 20, 2008.

Statement of Cash Flow Data

	Thirty-Nine Weeks Ended
	October 1, 2006	September 30, 2007
	($ in thousands)
Statements of Cash Flow Data:
Net cash used in operating activities	(35,026)	(60,110)
Net cash used in investing activities	(18,144)	(6,897)
Net cash provided by (used in) financing activities	(63,242)	77,707

Operating Activities

The decrease in net cash provided by operating activities for the thirty-nine weeks ended September 30, 2007 compared to the same period of fiscal 2006 was primarily due to a decrease in operating income, an increase in interest expense and an increase in Game Crazy inventory purchases, partially offset by a decrease in the use of cash for accounts payable.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For the thirty-nine weeks ended September 30, 2007, net cash used for investing activities was $6.9 million, which included $3.1 million in acquisitions and $4.3 million for improvements to our existing store base, offset by proceeds from asset disposals. For the thirty-nine weeks ended October 1, 2006, net cash used for investing activities was $18.1 million, which included the addition of 115 stores.

Capital expenditure requirements for fiscal 2007 are estimated at $10 million to fund a limited number of store openings, maintenance on our existing store base and strategic investments.

Financing Activities

Net cash flow related to financing activities for the thirty-nine weeks ended September 30, 2007 was a source of cash of $77.7 million, which included $83.5 million of net borrowings on our March 2007 Credit Facility. Net cash flow related to financing activities for the thirty-nine weeks ended October 1, 2006 was a use of cash of $63.2 million, primarily due to an excess cash flow payment of $56.9 million under the terms of our previous senior credit facility and lender fees of $5.5 million related to the amendment of that facility.

At September 30, 2007, we had a working capital deficit of $1.1 billion. This is primarily due to the reclassification of our long-term debt as a current liability and, to a much lesser extent, the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. However, accounts payable incurred in connection with purchases of this inventory are reported as a current liability until paid and accordingly, is recognized as a reduction in working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Apart from a change in estimate for rental inventory, discussed below, there have been no other significant changes to our critical accounting policies during the thirty-nine weeks ended September 30, 2007.

Change in Accounting Estimate for Rental Inventory

We manage our movie rental inventories as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies that are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, purchases represent an investment in a smaller quantity of those movies we intend to hold for an extended period of time and represent a historic collection of movies that are maintained on a long-term basis for rental to customers. In addition, we purchase catalog inventories to support new store openings and to build-up title selection for formats preferred by our customers.

We regularly review, evaluate and update our rental amortization accounting estimates. Historically, our purchases of new release and catalog DVD movies were amortized to an average residual value of $4.00 on an accelerated basis over six months for new releases and over twenty-four months for catalog. We define the residual value of our rental inventory as estimated disposal proceeds, less the costs to sell, at the point that the inventory is no longer useful to the Company.

For new release movies and games acquired under revenue-sharing arrangements, the studios’ share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue-sharing titles. Amortization periods, carrying values and residual values of movies purchased under revenue-sharing arrangements approximate those of our non-revenue sharing purchases as outlined above.

In the third quarter of fiscal 2007, we completed liquidation sales of our new release and catalog inventory in approximately 70 stores that were closed. In addition, we began to liquidate our inventory at approximately 520 additional stores, which was our largest liquidation event to date. During these liquidation sales, the average unit sales price of our DVD catalog rental inventory realized was below our $4.00 residual value. Further, we realized lower than anticipated sales prices on sales of our new release inventory. We viewed the results of these liquidation sales as a triggering event which caused us to reexamine our estimates and assumptions with respect to our salvage values for DVD rental inventory. In order to determine the appropriate useful lives and residual values, we consider the actual historic performance trends of our rental inventory and expectations of future trends and patterns. As a result, we lowered our estimated residual value on new releases and catalog DVDs from $4.00 to $3.00 effective July 2, 2007. In addition, for the comparatively small percentage of new release purchases that we intend to keep for an extended period of time as catalog, we revised our accelerated amortization rate in order to remain consistent with observed rental patterns. These changes were accounted for as a change in accounting estimate in accordance with Statement of Financial Accounting Standards Board, or FASB, Statement No. 154, Accounting Changes and Error Corrections, or FASB Statement No. 154, paragraph 19. This change in accounting estimate increased cost of rental revenue and loss from continuing operations in the current-year third quarter by $57.0 million, increasing net loss by $56.2 million and $56.7 million, net of tax, or $1.74 and $1.77 per diluted share, for the thirteen and thirty-nine weeks ended September 30, 2007. As of September 30, 2007, $16.6 million in remaining liquidation inventory, net of costs to sell, is included within the “Assets held for sale” caption in our consolidated balance sheet.

Video games are amortized over twelve months on an accelerated basis to an average residual value of $5.00.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or FASB Statement No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FASB Statement No. 157 is effective for our fiscal year beginning January 7, 2008. We are in the process of evaluating the effect of FASB Statement No. 157 on our consolidated financial position, results of operations, or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends FASB Statement No. 157 to defer its effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis. FASB Statement No. 157’s effective date for financial assets and financial liabilities, November 15, 2007, remains intact.

In February 2007, the FASB issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities, or FASB Statement No. 159, which provides guidance on applying fair value measurements on financial assets and liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB Statement No. 159 is effective for us for our fiscal year beginning January 7, 2008. We are in the process of evaluating the effect of FASB Statement No. 159 on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (R), Business Combinations, or FASB Statement No. 141 (R), which provides guidance on changes to business combination accounting. FASB Statement No. 141 (R) includes requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, expense acquisition-related transaction costs, and recognize preacquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141 (R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or FASB Statement No. 161, which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No.161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, or FSP SOP No. 90-7-a, which would apply to entities that are required to apply fresh-start reporting under SOP 90-7. This FSP amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of this FSP, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April 24, 2008.

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

Interest payable on our March 2007 Credit Facility and DIP Credit Agreement are based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% from the three-month LIBOR at September 30, 2007, our interest expense on an annual basis would have increased by approximately $7.4 million on the principal, based on the outstanding balance on our March 2007 Credit Facility as of September 30, 2007 and its mandatory principal payment schedules. As discussed above, on the Effective Date, the first lien facilities were amended and restated when we entered into the First Lien Credit Facility and, also in connection with our emergence from Chapter 11, we entered into the new Revolving Credit Facility.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weakness in our internal control over financial reporting identified during our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ended December 31, 2006. To address this control weakness, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States contained herein. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified one material weakness in our internal control over financial reporting as of December 31, 2006 that is in the process of being remediated as of September 30, 2007, as described further below. This section of Item 4. “Controls and Procedures,” should be read in conjunction with Item 9A. “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information on Management’s Report on Internal Controls Over Financial Reporting.

As of September 30, 2007, the unremediated material weakness was:

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

Remediation

We plan to take the following steps, among others, with respect to our planned remediation of our material weakness over lease accounting:

•	provide additional lease accounting training for staff involved in the review of new and modified lease contracts,

•	improve communication between our Asset Management departments and our Accounting department so as to identify all leases subject to review,

•	improve our secondary review procedures for lease calculations, and

•	develop a database that will ultimately replace spreadsheets for a portion of our lease accounting calculations.

Due to the filing of the Chapter 11 Cases, among other things, we expect that the remediation of the ineffective controls related to lease accounting will take place during fiscal 2009. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning lease accounting will not be prevented or detected in a timely manner.

Chapter 11 Reorganization

As discussed above, on October 16, 2007, we and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 Cases have had a significant impact on our business processes and related internal control over financial reporting to ensure proper separation and payment of pre-petition and post-petition obligations, and to prepare consolidated financial statements reflecting the changes brought about as a result of the Chapter 11 Cases.

Other Changes in Internal Control over Financial Reporting

As previously noted in our Current Report on Form 8-K filed on May 28, 2008 and effective May 20, 2008, Clarence J. Gabriel, Jr. was appointed as President and Chief Executive Officer of Movie Gallery. Additionally, on the Effective Date individuals were appointed to serve as the audit committee of the board of directors, which now consists of Mark E. Holliday (Chairman), Robert Fiorella, and Steven Scheiwe.

Other than the aforementioned, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Hollywood and the members of its former board of directors (including Hollywood’s former chairman Mark Wattles) were named as defendants in several lawsuits in the Circuit Court in Clackamas County, Oregon. The lawsuits, filed between March 31, 2004 and April 14, 2004, asserted breaches of duties associated with the acquisition agreement executed with a subsidiary of Leonard Green & Partners, L.P., or LGP. The Clackamas County actions were later consolidated, and the plaintiffs filed an Amended Consolidated Complaint alleging four claims for relief against Hollywood’s former board members arising out of the acquisition of Hollywood by Movie Gallery.

The purported four claims for relief were breach of fiduciary duty, misappropriation of confidential information, failure to disclose material information in the proxy statement in support of the Movie Gallery acquisition and a claim for attorneys fees and costs. The Amended Consolidated Complaint also named UBS Warburg and LGP as defendants. Following the acquisition by Movie Gallery, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs restated their causes of action and generally alleged that the defendants adversely impacted the value of Hollywood through the negotiations and dealings with LGP. Hollywood and the former members of its board were also named as defendants in a separate lawsuit entitled JDL Partners, L.P. v. Mark J. Wattles et al. filed in Clackamas County, Oregon, Circuit Court on December 22, 2004. This lawsuit, filed before Hollywood’s announcement of the acquisition agreement with Movie Gallery, alleged breaches of fiduciary duties related to a bid by Blockbuster Inc. to acquire Hollywood, as well as breaches related to a loan to Mr. Wattles that Hollywood forgave in December 2000. On April 25, 2005, the JDL Partners action was consolidated with the other Clackamas County lawsuits. The plaintiffs sought damages and attorneys’ fees and costs. The parties agreed to settle the case and entered into a Stipulation of Settlement and Release dated March 29, 2007. An order and final judgment, approving the settlement and dismissing the case with prejudice, was entered by the court on June 4, 2007. Hollywood did not perform certain obligations pursuant to the Stipulation of Settlement and Release. As a result, the plaintiffs filed a motion for contempt against certain former Debtor entities and certain of our officers. The case was stayed due to the commencement of the Chapter 11 Cases and is now subject to the injunction in the Plan. Hollywood’s remaining obligations pursuant to the Stipulation of Settlement and Release are pre-petition liabilities that are subject to compromise under the Plan.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, most of which have been stayed due to the filing of the Chapter 11 Cases. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business. We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.

At September 30, 2007, the legal contingencies reserve was $2.0 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.

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

As of May 20, 2008 we had approximately $785.1 million of indebtedness, consisting of indebtedness under our First Lien Credit Facility of approximately $603.0 million, indebtedness under our Second Lien Credit Facility of approximately $117.1 million and indebtedness under the Revolving Credit Facility of $65.0 million.

Our high level of indebtedness could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations with respect to our indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, or general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, reducing the funds available to us for other purposes;

•	it may cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms;

•	it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•

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

Our business could continue to be adversely affected by increased competition, including new business initiatives by our competitors.

We compete with:

•	local, regional and national video retail stores, including stores operated by Blockbuster, Inc., the largest video retailer in the United States;

•

Internet-based, mail-delivery home video rental subscription services, such as Netflix, Blockbuster Online, and Blockbuster Total Access, a subscription service incorporating both mail-delivery and video retail stores;

•	competitors who operate Internet-based rental services that provide online delivery, such as Apple’s iTunes Store;

•	competitors who operate DVD-dispensing kiosk machines, such as Redbox Kiosk;

•	mass merchants;

•	specialty retailers, including GameStop and Suncoast;

•	supermarkets, pharmacies, convenience stores, bookstores and other retailers that rent or sell similar products as a component, rather than the focus, of their overall business;

•	mail order operations and online stores, including Amazon.com; and

•	noncommercial sources, such as libraries.

Pricing strategies for movies and video games, including Blockbuster’s “No Late Fees” and “Total Access” programs, are major competitive factors in the video retail industry, and we have fewer financial and marketing resources, lower market share and less name recognition than Blockbuster. In recent months, we experienced significant declines in revenue as a result of competitive pricing between Blockbuster and Netflix over their subscription services and greater customer acceptance of Blockbuster’s Total Access program.

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

We may be unable to successfully implement all post-emergence aspects of the Plan.

The financial projections and certain other business information contained in the Plan and the Disclosure Statement rely on the successful implementation of our business plan after emergence from bankruptcy. The success of our business plan depends in part on economic conditions beyond our control. If we are unable to meet the projected targets under the business plan, we may not achieve the anticipated results set forth in our financial projections.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

The Revolving Credit Facility requires us to maintain certain financial ratios and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in the Company’s best interest. These include, among other things, restrictions on our ability to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make further negative pledges;

•	pay dividends on or repurchase stock;

•	restrict dividends or other distributions from subsidiaries;

•	make or own certain investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge or sell all or substantially all of our assets;

•	enter into sales and lease-back transactions.

Any failure to comply with the restrictions of the Revolving Credit Facility may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provisions apply. In addition, these creditors may be able to terminate commitments they had made to provide us with further funds. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for more information on our restrictive and financial covenants.

Limitations in the Revolving Credit Facility on making capital expenditures and incurring secured debt may prevent us from pursuing new business initiatives, which may place us at a competitive disadvantage.

The Revolving Credit Facility limits the amount of money that we may spend on capital expenditures. We believe that successful execution of our business plan will require us to dedicate a significant portion of our capital expenditures to the continuing integration of Hollywood and Movie Gallery and required maintenance capital. Accordingly, we could be unable to make capital expenditures to open or acquire a significant number of new stores or pursue new business initiatives, including investing in an online rental program or other alternative delivery vehicles. Our inability to pursue new business initiatives may place us at a disadvantage to our competitors who are not subject to these restrictions. If our competitors successfully pursue new business initiatives, these restrictions may limit our ability to react effectively, and our results of operations or financial condition could be adversely affected.

Our business could be negatively impacted by changes to the traditional exclusive movie windows.

Following a movie’s theatrical release, most studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is typically: (1) movie theaters; (2) home video retailers; (3) pay-per-view; and (4) all other sources, including cable and syndicated television. The length of the movie rental window varies, but is typically 45 days prior to the pay-per-view release date and during this window, home video retailers have historically enjoyed exclusive rights to market movies. However, the movie studios are not contractually obligated to continue to observe these window periods. As a result, we cannot be certain that movie studios will maintain this exclusive window in the future. Indeed, certain movie studios have experimented with modifying or eliminating the exclusive window provided to the home video industry. Most recently, on April 30, 2008, Time Warner, in contrast to the other studios, announced that it will begin aggressively moving toward releasing essentially all of its titles to video on demand (“VOD”) at the same time as they are released to DVD in 2008.

We could be adversely affected as a result of this move by Warner, or if additional movie studios decided to shorten or eliminate the exclusive window period or if the home rental retailers were no longer first following the theatrical release. As a result, consumers would no longer need to wait until after the home video distribution window to view these movies through other distribution channels. Certain other studios presently offer concurrent theatrical and home video releases on a limited basis for certain lower box office titles in selected genres, which could lead to further compression of the window period that home video retailers generally enjoy. Changes to the distribution scheme could cause our profitability to decline, which in turn, could have an adverse effect on our business, financial condition, liquidity, and results of operations.

Our business may be negatively impacted by new and existing technologies.

Advances in technologies that benefit our competitors may adversely affect our business. For example, advances in cable and direct broadcast satellite technologies, including high definition digital television transmissions offered through those systems and the increasing ease of downloading video content on the Internet, may adversely affect public demand for video store rentals. Expanded content available through these media, including movies and video games, specialty programming and sporting events, could result in fewer movies and video games being rented and sold at video stores. In addition, higher quality resolution and sound offered through these services and technologies could require us to increase capital expenditures, for example, to upgrade our DVD inventories to provide movies in high definition.

Cable and direct broadcast satellite technologies offer movie channels, for which subscribers pay a subscription fee to access movies selected by the provider at times selected by the provider, as well as pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies and have offered movies only at scheduled intervals. Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable Internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals. Certain cable companies, Internet service providers and others are also testing or offering VOD services. VOD provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time.

If pay-per-view, VOD or any other alternative movie delivery systems enable consumers to conveniently view and control the movies they want to see and when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional home video rental industry. This risk would be exacerbated if these competitors receive the movies from the studios at the same time as video stores, for example, see the discussion above regarding Warner’s recent video-on-demand and Internet rental day-and-date release announcement. It could be further exacerbated by the increasing popularity and availability of personal digital recording systems (such as TiVo), which allow viewers to record, pause, rewind, and fast forward live broadcasts and create their own personal library of movies.

In addition, we may compete in the future with other distribution or entertainment technologies that are either in their developmental or testing phases now or that may be developed in the future. For example, some retailers have begun to rent or sell DVDs through kiosks or vending machines. Additionally, the technology exists to offer disposable DVDs, which would allow a consumer to view a DVD an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable. We cannot predict the impact that future technologies will have on our business. If any of the technologies described above creates a competitive advantage for our competitors, our business, financial condition, liquidity, and results of operations could be adversely affected.

Our business could be adversely affected if the trend of consumers purchasing movies rather than renting movies continues.

Historically, studios offered for sale the movies they distribute at prices too high to generate significant consumer demand to purchase these movies. A limited number of titles were released at a lower price point when consumers were believed more likely to have a desire to purchase a certain title. The penetration of DVDs into the market at a significantly lower price point has resulted in a significant increase in the quantity of newly released movies available for purchase by the consumer. These movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others. We believe that these changes in pricing have led to an increasing number of consumers who decide to purchase, rather than rent, movies. Further changes in studio pricing or sustained or further depressed pricing by competitors could further accelerate this trend and could result in increased competition. If we are not able to derive most of our revenues from our higher margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer’s sell-through dollar, which in turn could have an adverse effect on our business, financial condition, liquidity, and results of operations.

Our business could be adversely impacted if movie studios negatively altered revenue sharing agreements.

Prior to studio revenue sharing agreements and the advent of DVD, we would typically pay between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue sharing agreements, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of agreements for a significant number of movie releases. These agreements have enabled us to increase significantly the number of copies carried for each title to better meet consumer demand. After a specified period of time, we offer the copies for sale to our customers as “previously viewed movies” at lower prices than new copies of the movie. We could be adversely affected if these agreements are changed to give the movie studios a greater percentage of each revenue dollar or if such agreements are discontinued. Additionally, studio revenue sharing agreements permit the studios, in the ordinary course of business, to audit our records to determine whether we have complied with the terms of these agreements. We may be required to pay additional amounts as a result of these audits. Further, some of our revenue sharing agreements may be terminated on short notice. If we are unable to purchase movies through revenue sharing agreements, our business, financial condition, liquidity and results of operations could be adversely affected.

We could be adversely affected by conditions impacting the motion picture industry.

The availability of new movies produced by the movie studios is vital to us. The quality and quantity of new movies available in our stores could be adversely affected by factors that negatively impact the motion picture industry, such as financial difficulties, regulatory requirements and work disruptions involving key personnel, such as writers or actors. For example, on November 5, 2007, two labor unions that represent film, television and radio writers working in the United States decided to go on strike. Over 12,000 writers were affected by the strike. Labor strikes, such as this, cost the entertainment industry millions of dollars (for example, the last such strike in 1988, which lasted 22 weeks, cost the American entertainment industry an estimated $500 million). These costs to the entertainment industry, in turn, negatively affect the home video retail industry and could have unintended consequences to our business.

Additionally, we depend on the movie studios to produce new movies that appeal to consumer tastes. A decrease in the quality and quantity of new movies available in our stores could result in reduced consumer demand, and we cannot assure you that future releases of movies and video games will appeal to consumers and, as a result of these uncertainties, our business, financial condition, liquidity and results of operations could be adversely affected.

Our business could be adversely affected if video game software and hardware manufacturers do not introduce new products in a timely manner.

The video game industry is characterized by the significant impact on consumer spending that accompanies the introduction of new video game software and hardware platforms. Retail spending in the video game industry typically grows rapidly with the introduction of new platforms and then declines considerably prior to the release of new platforms. In 2005, Microsoft introduced the XBOX 360 platform and, in late 2006, Sony and Nintendo released their newest platforms. Consumer demand for video games available in our stores could be adversely affected if manufacturers fail to introduce new video games for these new gaming platforms in a timely manner or are unable to make new video games and gaming systems available in sufficient quantities. A decline in consumer demand for video games available in our stores could negatively affect our revenues and, as a result, our business, financial condition, liquidity and results of operations could be adversely affected.

An increased piracy of products we offer may adversely affect our results of operations.

The development of the Internet and related technologies increases the threat of piracy by making it easier to duplicate and widely distribute pirated content. We cannot assure you that movie studios and others with rights in movies and video games and related product will take steps to enforce their rights against Internet piracy or that they will be successful in preventing the distribution of pirated content. Technological developments and advances of products (such as at-home DVD burners) also may increase piracy of movies and video games, and, as a result, our business, financial condition, liquidity and results of operations could be adversely affected.

Our financial results could be adversely impacted if we are unable to effectively manage our merchandise inventory.

Our merchandise carries risks associated with inventory management, obsolescence and theft. While most of our retail movie product is returnable to the movie studios, our investment in inventory increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, customer returns of video games, which video games are prone to obsolescence because of the nature of the video game industry, are subject to negotiation with video game vendors. The prevalence of multiple gaming platforms may make it more difficult to predict accurately consumer demand with respect to video games.

The nature of and market for our products, particularly movies and video games makes us particularly prone to risk of theft and loss. Our operating results could suffer if we are unable to:

•	maintain the appropriate levels of inventory to support customer demand without building excess inventories;

•	obtain or maintain favorable terms from the movie studios and video game vendors with respect to payment and product returns;

•	control shrinkage resulting from theft, loss or obsolescence; and

•	avoid significant inventory excesses that could force us to sell products at a discount or loss.

If we are unable to manage effectively our merchandise inventory such that we increase our exposure to excess inventories in the event anticipated sales fail to materialize, our profitability could decline, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

Our gross margins may be adversely affected if we fail to meet or exceed the expected average price for previously viewed movie titles or video games.

We earn revenues from the sale of previously viewed movies and video games. We need to sell previously viewed movies and video games at an expected price to achieve certain gross margin targets. Our gross margins may be adversely affected if the average sales price for previously viewed movies and video games is not at or above our target price.

A consumer’s desire to own a particular movie or video game and the number of previously viewed movies or video games available for sale to the public by our competitors are both factors that affect our ability to sell previously viewed movies and video games at our target price. Additionally, sales of previously viewed movies and video games also compete with newly released movies and video games priced for sell-through. As a result, there are no assurances that we will be able to sell previously viewed movies and video games at or above the expected price. If selling prices for previously viewed movies and video games decline, we may be required to write down the carrying value of our rental inventory and, as a result, our business, financial condition, liquidity and results of operations could be adversely affected.

Our quarterly operating results fluctuate for reasons unrelated to our long-term performance.

Historically, our quarterly operating results have varied, and we anticipate that they will continue to vary in the future. Factors that may cause quarterly operating results to vary, many of which we cannot control, include, without limitation: (a) decreased consumer demand for our products; (b) decreased prices at which we can rent or sell our products; (c) the timing, cost and availability of newly-released movies and video games; (d) increased competition from providers of similar products, other forms of entertainment, and special events, such as the Olympics or ongoing major news events of significant public interest; and (e) acts of God or public authorities, war, civil unrest, hurricanes, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

Further, our revenues and operating results fluctuate on a seasonal basis, because seasonality and weather patterns can either significantly increase business (inclement conditions that prohibit outdoor activities) or significantly decrease business (mild temperatures and dry conditions that reduce the consumer’s desire to relax indoors). The home video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and improved weather, and in September and October, due in part to the start of the traditional school year and the introduction of new television programs. The industry typically experiences peak revenues during the months of November, December and January due to the holidays in these months, inclement weather conditions and, frequently the home video release of the preceding summer’s hit titles. The video game sales business is traditionally strongest in November and December, as title releases are often clustered around the holiday shopping season.

In light of these seasonal variations in our revenues and operating results and the impact on our revenues and operating results of the strength of the home video title slate, comparisons of our revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating historical financial performance and predicting future financial performance. Our working capital, cash and short-term borrowings also fluctuate during the year as a result of numerous factors.

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

Our business could be adversely affected by litigation.

From time-to-time, we are subject to claims or litigation incident to our business. As of this date, we are not currently involved in any legal proceedings that, individually or in the aggregate, are expected to harm our business, financial condition, liquidity and results of operations.

Our business could be adversely affected by exposure to laws in a number of jurisdictions.

In operating more than 3,300 stores located throughout all 50 states and Canada, we are exposed to federal, state and local legal issues in a significant number of jurisdictions. Additionally, we are party to various contracts and business relationships that require us to adhere to certain contractual obligations. Any changes or modifications to our obligations under our contracts and business relationships, as well as any changes in local, state and/or federal laws, could adversely affect our business, financial condition, liquidity and operations.

We may have higher purchasing costs related to the release of films on the Blu-ray format.

As the movie studios release more films on the new high definition DVD format—Blu-ray—we will need to purchase greater volumes of such films. Films released on the Blu-ray format may be more expensive to acquire than in DVD format. And these new high definition format DVDs appear to have higher damage rates than regular DVDs. The rate of customer acceptance and adoption of the new format is uncertain and we may be unable to charge higher prices for either the rental or sale of movies on the Blu-ray format. Thus, our expenditures on DVDs could increase and our business, financial condition, liquidity and results of operations could be adversely affected.

We may be required to recognize additional asset impairment and other asset-related charges.

We have incurred in the past, and continue to incur, impairment charges with respect to our indefinite-lived intangible assets such as goodwill and the Hollywood trademark, our definite-lived intangible assets such as customer lists, and our definite-lived tangible assets such as property, furnishings, and equipment, and to an immaterial extent rental inventory. In accordance with the applicable accounting literature, we test for impairment when impairment indicators arise, which include (without limitation):

•	significant adverse changes in the business climate;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

•

a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

•	a significant drop in our stock price.

Due to the impairment indicators noted in Note 5, Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, to our Notes to Consolidated Financial Statements, we performed impairment testing on our indefinite-lived and definite-lived intangible assets and our definite-lived tangible assets. As a result, we recorded charges of $115.6 million, $158.4 million, and $48.7 million related to the impairment of goodwill, impairment of other intangibles, and the impairment of property, furnishings, and equipment, respectively, for the thirty-nine weeks ended September 30, 2007.

Our impairment calculations are based upon our best estimates at the time of preparation of the recoverability of the assets’ values using primarily discounted cash flow methods. Future industry trends and our future performance relative to our competition may require us to revise our cash flow estimates and other assumptions when determining fair value and thus compel us to recognize additional long-lived asset and rental inventory impairment charges.

For the thirty-nine weeks ended September 30, 2007, recognized impairment charges related to our rental inventory have been immaterial. In addition to our property, furnishings, and equipment impairment charges and our customer list impairment charge, we could incur material impairment charges to our rental inventory in the future. As a result of closing a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These potential future asset impairments could have a materially adverse effect on our consolidated results of operations.

Furthermore, in the thirty-nine weeks ended September 30, 2007, we have recognized a material charge associated with changing our estimates of the salvage values of our rental inventory. We may be required to recognize additional charges in the future with respect to these estimates of salvage values for reasons including (without limitation) the following:

•	the overabundance of DVD titles available for sale in the marketplace;

•	the maturation of the standard definition DVD life cycle culminating in the anticipated consumer acceptance of the Blu-ray DVD next generation high definition format; and

•	aggressive pricing and promotion tactics recently implemented by our competition.

Our business could be adversely affected by the failure of our management information systems to perform as expected, or by additional loss of key management information systems personnel.

Due to our significant operating losses for the thirty-nine weeks ended September 30, 2007 and our present liquidity position, we have reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure, which include (without limitation):

•	replacing old and outdated hardware technology in our stores and in our two store support centers;

•	either replacing, or updating and integrating our multiple point-of-sale, or POS, systems;

•	additional integration of systems between our two store support centers; and

•

upgrading our present versions of certain operating and applications systems platforms, including our Oracle database environment, without which we may incur additional costs for ongoing maintenance and support.

We depend on our management information systems for the efficient operation of our business. Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title so that we may determine appropriate buying, distribution and disposition of our inventory. We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics, and individual customer history. These systems, together with our POS and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance. We rely on our management information systems personnel to operate and maintain these systems, however we have experienced attrition in key positions within this area. If our management information systems failed to perform as expected, or if we were to continue to lose personnel in this area, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business, financial condition, liquidity and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Plan, we issued (i) 7,544,460 shares of New Common Stock to holders of 11% Senior Note Claims, (ii) 8,251,498 shares of New Common Stock to affiliates of Sopris, on account of the conversion of the Sopris Second Lien Claims, (iii) 5,000,000 shares of New Common Stock to participants in the Rights Offering, (iv) 115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment, and (v) 60,000 shares of New Common Stock to Imperial Capital, LLC, on account of a claim against us for services rendered on behalf of the official committee of unsecured creditors during our chapter 11 proceedings. We reserved (a) 2,395,540 shares of New Common Stock for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan, and (b) 2,828,226 shares of New Common Stock for future issuance as grants of equity, restricted stock or options under a management and directors equity incentive plan.

In addition, we issued (i) the $20 Warrants to purchase 933,430 shares of New Common Stock to the holders of 11% Senior Note Claims and will reserve $20 Warrants to purchase 296,385 shares of New Common Stock for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan, (ii) the $10 Warrants to purchase 86,250 shares of New Common Stock to Sopris in satisfaction of the arrangement fee payable under the Seasonal Overadvance Facility, and (iii) the $0.01 Warrants to purchase 2,001,289 shares of New Common Stock to lenders under the Exit Facility.

Based on the Confirmation Order, we relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the New Common Stock and the New Warrants to holders of claims as outlined above. Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•

the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, of an affiliate participating in a joint plan of reorganization with the debtor, or of a successor to the debtor under the plan of reorganization;

•	the recipients of the securities must hold claims against or interests in the debtor; and

•	the securities must be issued in exchange, or principally in exchange, for the recipient’s claim against or interest in the debtor.

We relied upon Section 4(2) of the Securities Act in connection with the issuance of the New Common Stock and New Warrants to Sopris to the extent that Section 1145(a)(1) was not available.

Item 3.	Defaults Upon Senior Securities

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. On the Effective Date, the first lien facilities were amended and restated when we entered into the First Lien Credit Facility, a senior secured credit facility in an aggregate amount not to exceed $626,488,750 (plus accrued and capitalized interest and fees), consisting of $602,988,750 aggregate principal amount of term loans and $23,500,000 aggregate principal amount of letters of credit.

The filing of the Chapter 11 Cases also created an event of default under our second lien credit facility. Under the terms of the second lien credit agreement, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. On the Effective Date, the second lien credit facility was amended and restated when we entered into the Second Lien Credit Facility, a senior secured credit facility which provides for term loans in an aggregate principal amount not to exceed $117,141,030.

The filing of the Chapter 11 Cases also created an event of default under our 11% senior notes. Under the terms of the 11% senior notes, the outstanding principal balance of all of the 11% senior notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. On the Effective date, the 11% senior notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of 11% senior notes and other general unsecured claims will receive equity in the Reorganized Debtors.

Finally, the filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% Senior Subordinated Notes due 2011, or the Senior Subordinated Notes. Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. On the Effective date, the Senior Subordinated Notes were canceled and the indentures governing such securities were terminated (except that the indentures continue in effect solely for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Holders of the Senior Subordinated Notes and other general unsecured claims will receive equity in the Reorganized Debtors.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a) Exhibits

2	Second Amended Joint Plan of Reorganization with Technical Modifications dated April 10, 2008, previously filed as exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws dated April 12, 2007, previously filed as exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 18, 2007, and incorporated herein by reference.

10.1	Second Amendment to Employment Contract between Movie Gallery US, LLC and J.T. Malugen, dated September 14, 2007.

10.2	Executive Employment Contract between Movie Gallery US, LLC and Jeffrey S. Stubbs, dated August 1, 2007, previously filed as exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2007, and incorporated herein by reference.

10.3	First Amendment to Employment Contract between Movie Gallery US, LLC and Jeffrey S. Stubbs, dated September 14, 2007.

10.4	Form of First Amendment to Executive Employment Agreement with S. Page Todd and Mark S. Loyd, dated September 14, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Movie Gallery, Inc.

(Registrant)

Date: June 27, 2008

/s/ Thomas D. Johnson, Jr.
Thomas D. Johnson, Jr. Executive Vice President and Chief Financial Officer