Form 10-K
period 2008-01-06
MOVIE GALLERY INC
filed 2008-12-18
CIK 925178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 6, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24548

Movie Gallery, Inc.

(Exact name of registrant as specified in charter)

Delaware	63-1120122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9275 S.W. Peyton Lane, Wilsonville, Oregon	97070
(Address of principal executive offices)	(zip code)

(503) 570-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Movie Gallery, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2007, was approximately $43,809,000 assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant’s common stock are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s New Common Stock (as defined) as of December 1, 2008 (subsequent to the Effective Date, as defined) was 37,433,487.

Documents incorporated by reference:

None.

MOVIE GALLERY, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Movie Gallery, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or belief about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may”, “estimate” or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are and will be subject to known and unknown risks and uncertainties which may cause the actual results of our Company to be materially different from any future results expressed or implied by such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include statements regarding the risks and uncertainties associated with our ability to successfully effectuate the Second Amended Joint Plan of Reorganization of Movie Gallery, Inc. and its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications (the “Plan”), as confirmed by the order of the United States Bankruptcy Court of the Eastern District of Virginia on April 10, 2008, our ability to operate subject to the terms of our existing financing obligations, our ability to fund our operations, our ability to make projected capital expenditures, the importance of the home video industry to movie studios, the impact of litigation on our business, as well as general market conditions, competition and pricing. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to those described under Item IA. Risk Factors in this Annual Report on Form 10-K, as well as risk and uncertainties regarding:

•	our ability to successfully implement all post-emergence aspects of the Plan;

•	our ability to manage our liquidity needs and operate subject to the terms of our financing, including limitations on making capital expenditures and incurring secured debt;

•	the volatility of financial results and the potential that they do not reflect our historical trends;

•	our ability to attract and retain customers;

•	the availability of new movie releases priced for sale below the current market negatively impacting consumers’ desire to rent movies;

•	our actual expenses or liquidity requirements differing from our estimates and our expectations;

•	lower-than-expected availability of new movies and games;

•	changes in the traditional exclusive movie windows from which we currently benefit or changes in our revenue sharing agreements with movie studios;

•	our ability to effectively manage our merchandise inventory;

•	our ability to meet or exceed the expected average price for previously viewed movie titles or video games;

•	our ability to maintain our management information systems to perform as expected and to prevent additional loss of key management information systems personnel;

•	higher purchasing and damage rate costs related to release of films on the Blu-ray format;

•	our inability to obtain additional working capital for our business;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to execute our business plans and strategy, including our operational restructuring initially announced in 2007;

•	our ability to attract, motivate and/or retain key executives and associates;

•	unfavorable general economic or business conditions affecting the video and game rental and sale industry, which is dependent on consumer spending, either nationally or regionally;

•	additional impairment and other charges that we could incur on our long-lived assets, including rental inventory; and

•	increased competition in the video and game rental and sale industry and advances in new and existing technologies that benefit our competitors.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Overview and Chapter 11 Reorganization

As described below, Movie Gallery, Inc., sometimes referred to herein as “we”, “our”, “us”, “the Company” or “Movie Gallery,” and certain of its U.S. subsidiaries (the “Reorganized Debtors”), filed voluntary petitions (the “Chapter 11 Cases”), on October 16, 2007 (the “Commencement Date”), in the United States Bankruptcy Court of the Eastern District of Virginia (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On May 20, 2008, the date of the Reorganized Debtors’ emergence from bankruptcy (the “Effective Date”), the Reorganized Debtors consummated the transactions contemplated by the Second Amended Joint Plan of Reorganization of Movie Gallery, Inc. and its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code With Technical Modifications (the “Plan”). Terms used but not defined in this Annual Report on Form 10-K shall have the meaning given to them under the Plan.

Overview

Movie Gallery is the second largest North American home entertainment specialty retailer serving urban, rural and suburban markets. Movie Gallery is a Delaware corporation that incorporated in 1994. During fiscal 2008, we changed our corporate address from our support center in Dothan, Alabama to our support center in Wilsonville, Oregon. As of December 1, 2008, we owned and operated approximately 3,290 retail stores, located throughout North America that rent and sell DVDs, Blu-ray discs, and video games. Since our initial public offering in August 1994, Movie Gallery grew from 97 stores to a peak in 2005 of approximately 4,800 stores through acquisitions and new store openings. In April 2005, we completed our acquisition of Hollywood Entertainment

Corporation, (“Hollywood”). The majority of the decrease in store count since 2005 took place in conjunction with our reorganization and store rationalization efforts during the period from October 16, 2007 through May 20, 2008, when we operated under the provisions of Chapter 11 of the Bankruptcy Code.

We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Movie Gallery’s eastern-focused, rural and secondary market presence and Hollywood’s western-focused, prime urban and suburban superstore locations combine to form a nationwide geographical store footprint. The Game Crazy branded locations are dedicated game retail departments where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories.

The Movie Gallery branded stores are primarily located in small towns and suburban areas of cities with populations between 3,000 and 20,000, where the primary competitors are independently owned stores and small regional chains. The average Movie Gallery store is approximately 4,200 square feet and carries a broad selection of approximately 15,000 movies and video games for rental, as well as new and used movies and games for sale at competitive prices.

Hollywood Video branded stores are typically located in high traffic, high visibility, urban and suburban locations with convenient access and parking. Hollywood focuses on providing a superior selection of movies and games for rent, as well as new and used movies and video games for sale. The average Hollywood Video store is approximately 6,600 square feet and carries approximately 25,000 movies and video games.

Game Crazy locations are primarily co-located within Hollywood Video stores, and as of January 6, 2008, 570 Hollywood Video stores included a co-located Game Crazy department. A typical Game Crazy department carries approximately 9,000 new and used video games, as well as hardware and accessories and occupies an area of approximately 700 to 900 square feet within the store. In addition, as of January 6, 2008, we had 13 free-standing Game Crazy stores. Beginning in fiscal 2007, we established dedicated retail space within certain of our Hollywood Video and Movie Gallery stores to operate as scaled-down versions of our standard Game Crazy departments. For purposes of financial reporting, the games hardware and software transactions realized from these dedicated spaces are included within either the Hollywood Video segment or the Movie Gallery segment, depending upon their location, primarily because they share a common point of sale system and common management with the host store. The additional inventory of games hardware and software in these stores has contributed to the growth in our merchandise sales, and we anticipate that we will continue to expand this presence within many of our other stores, subject to market conditions and the availability of funds.

Chapter 11 Cases

On the Effective Date, the Reorganized Debtors emerged from chapter 11 bankruptcy protection. The following discussion provides general background information regarding the Chapter 11 Cases, as relevant to the consolidated financial statements of Movie Gallery and our Reorganized Debtor-subsidiaries, and is not intended to be an exhaustive summary.

Additional information on Movie Gallery’s filing under chapter 11 of the Bankruptcy Code, including access to court documents and other general information about the Chapter 11 Cases, is available online at www.kccllc.net/moviegallery. Financial information on that website generally is prepared according to requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the

United States (“U.S. GAAP”) and filed in compliance with the U.S. securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our stock or debt or for comparison with other financial information filed with the United States Securities and Exchange Commission (the “SEC”). Such financial information shall not be deemed to be a part of this Annual Report on Form 10-K.

Events Leading to the Commencement of the Chapter 11 Cases

Several factors led to the filing of the Chapter 11 Cases. First, the video rental industry is highly competitive. Our company faces direct competition from competitors such as Blockbuster Inc. and Netflix, Inc., as well as indirect competition from video-on-demand, pay-per-view, cable television and big-box retailers who sell DVDs at increasingly lower prices. Before the commencement of the Chapter 11 Cases, we experienced significantly greater than expected declines in revenue, primarily resulting from, among other things: (1) competitive pricing and increased marketing activities by the “brick and mortar” operations of Blockbuster Inc. and a disparate group of smaller local and regional operations, as well as competitors who operate DVD-dispensing kiosk machines, such as Redbox Kiosk; (2) competitive pricing and increased marketing activities by mail-delivery video rental subscription services, such as Netflix, Inc. and Blockbuster Online; and (3) continued competition from mass merchants, downloading services, supermarkets, pharmacies, convenience stores, bookstores and other retailers selling both new and previously viewed movies. Substantially all of the Hollywood Video branded stores compete with stores operated by Blockbuster Inc., most in close proximity. The Movie Gallery branded stores generally operate in smaller, less competitive markets, which in some cases are also occupied by regional and local competitors. Our company also competes with cable, satellite and pay-per-view television systems.

A number of industry-wide factors have combined to negatively impact the store-based rental market in recent years, including: (1) cannibalization of rentals by low-priced movies available for sale; (2) growth of the online rental segment; (3) the standard DVD movie format nearing the end of its life cycle; (4) competing high definition DVD formats delaying content release and consumer acceptance until early 2008 when Sony’s Blu-ray format emerged as the industry choice; (5) the growth of DVD-dispensing kiosk machines operated by our competitors; (6) the proliferation of alternative consumer entertainment options including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, Internet and broadcast television; and (7) the proliferation of the release of television shows on DVD. While these negative industry trends have been apparent for some time, many of them became more pronounced during the first half of 2007.

Finally, as our financial performance deteriorated, we experienced contracting trade terms, which had a negative impact on our liquidity, and, in turn, contributed to our inability to comply with certain financial covenants under certain pre-petition loan documents. Specifically, during the second quarter of 2007, we incurred significant losses from operations as a result of the industry conditions and increased competition described above. Our operational losses resulted in the breach as of the end of the second quarter of certain of the financial covenants contained in the March 2007 Credit Facility (defined below). Subsequent to the end of the second quarter, we experienced a severe contraction in trade terms, primarily as a result of decisions by many of our significant vendors, including many movie studios, to cease extending us trade credit and instead require cash-in-advance for new deliveries. Consequently, our liquidity was adversely affected. Since the Effective Date, we have negotiated substantially improved trade credit terms from most of our vendors.

Emergence from Chapter 11

On the Effective Date, the Reorganized Debtors consummated the transactions contemplated by the Plan. As provided in the Plan, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration. Pursuant to the Plan, on or promptly after the Effective Date, we issued:

•	7,544,460 shares of common stock, par value $0.001 per share (the “New Common Stock”) to holders of 11% Senior Note Claims;

•	8,251,498 shares of New Common Stock to affiliates of Sopris Capital Advisors LLC (“Sopris”), on account of the conversion of the Sopris Second Lien Claims;

•	5,000,000 shares of New Common Stock to participants in the Rights Offering;

•	115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment;

•

60,000 shares of New Common Stock to Imperial Capital, LLC, on account of a claim against us for services rendered on behalf of the official committee of unsecured creditors during our Chapter 11 proceedings;

•	warrants to purchase 933,430 shares of New Common Stock at a purchase price of $20 per share (the “$20 Warrants”), to the holders of the 11% Senior Note Claims;

•

warrants to purchase an aggregate of 86,250 shares of New Common Stock at a purchase price of $10 per share (the “$10 Warrants”), to Sopris in satisfaction of the arrangement fee payable under the Seasonal Overadvance Facility; and

•

warrants to purchase up to an aggregate of 2,001,289 shares of New Common Stock at a purchase price of $0.01 per share (the “$0.01 Warrants”, which we refer to together with the $20 Warrants and $10 Warrants, as the “New Warrants”), to lenders under the Exit Facility.

Pursuant to the Plan, on or promptly after the Effective Date, we reserved:

•	2,395,540 shares of New Common Stock for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan;

•	296,385 $20 Warrants for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan;

•

2,828,226 shares of New Common Stock for future issuance as grants of equity, restricted stock or options under a management and directors equity incentive plan, the terms of which were determined by our Board of Directors upon their adoption of the Movie Gallery, Inc. 2008 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”). In accordance with the Plan, a minimum of 50% of the awards under the Equity Incentive Plan were granted within 60 days following the Effective Date.

On the Effective Date, the Reorganized Debtors also entered into several credit facilities as further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K under the caption Liquidity and Capital Resources.

Industry

Home Video Industry

The home video retail industry includes the sale and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants, video rental kiosks, and other retailers. A number of industry-wide factors have combined to negatively impact the store-based rental market: cannibalization of rentals by low-priced movies available for sale; growth of the online rental segment; growth of the video rental kiosk business; the standard DVD format nearing the end of its life cycle; competing high definition DVD formats delaying content release and consumer acceptance until early 2008 when Sony’s Blu-ray format emerged as the industry choice; and the proliferation of alternative consumer entertainment options including movies and television shows available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, Internet and broadcast television.

In spite of these dynamics, we believe home video retail stores will remain a significant business for the foreseeable future. Historically, the consolidation of independent operators has driven a growing market share to industry leaders, a trend we believe will continue. We also believe many consumers continue to prefer the in-store retail shopping experience. Movie rentals remain one of the least expensive forms of entertainment and offer a significant value proposition. Accordingly, we believe a large segment of the population prefers renting to purchasing home entertainment media.

Although the movie rental industry is facing increased competition from other forms of entertainment, we believe there will continue to be significant demand in the movie rental industry for the following reasons:

Exclusive Rental Window

The current movie distribution practice utilized by the majority of the movie studios provides an exclusive window for most movie retail channels before a movie is available to pay-per-view, video-on-demand and other distribution channels. Home video rental serves an important role for the studios as a key risk mitigation tool. On average, box office receipts do not cover the production and marketing costs for the studios. Because the home video retail industry represents the single largest source of revenue to movie studios by a significant margin, we expect the majority of the studios to continue to release movies to retail channels before they are available to other distribution channels, which we believe reduces the threat to our business posed by these other channels.

This period of exclusivity observed by the studios had been in place since the mid 1980s. The exclusivity period generally maintained by the studios typically begins after a film finishes its domestic theatrical run (usually four to six months after its debut), or upon its release to video in the case of direct-to-video releases, and lasts for approximately 45 days. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other less profitable distribution channels, including pay-per-view, video-on-demand, premium or pay cable and other television distribution, and provides what we believe is a significant competitive advantage for the retail channel. Exclusive windows have historically been used to protect each distribution channel from downstream channels, principally protecting theaters from home video, home video from pay-per-view or video-on-demand, and pay-per-view or video-on-demand from premium cable and other television channels. The exclusive home video window, where observed, protects both mass merchants who sell videos and video retailers who rent videos. In April 2008, Warner Brothers announced that it would, in contrast to the other major studios, begin aggressively releasing essentially all of its titles to video-on-demand at the same time as they are released to DVD. Certain other studios also offer concurrent theatrical and home video releases on a small scale for certain lower box office titles in selected genres. While the windows may compress further, we believe the majority of the studios have a vested interest in maintaining the home video distribution window in a manner that allows them to maximize revenues generated by the retail home video industry.

New Release Movie Pricing to Home Video Retailers

In 1998, the major studios and the larger home video retailers, including Movie Gallery and Hollywood, began entering into revenue-sharing arrangements as an alternative to the historical rental pricing structures, which allowed home video retailers to purchase titles for rental. Under these revenue-sharing arrangements, we pay movie studios a significantly reduced price per copy and, in return, share with the studios an agreed upon percentage of our rental revenue for a limited period of time, usually 26 weeks. We believe that there are considerable advantages to revenue-sharing, including the ability to improve availability, which increases customer satisfaction. We have revenue-sharing arrangements with a number of studios, and approximately two-thirds of our new movie release rental revenue in 2007 was generated under revenue-sharing arrangements.

Industry Adoption and Consumer Acceptance of Blu-ray High Definition DVDs

As DVD unit prices decreased to approximately $15 by 2006, retail sale of DVDs gained in popularity given the relative value proposition. Industry DVD retail sale revenues have doubled over the last 10 years as big box retailers have accepted losses on DVD sales to entice customers into their stores. We anticipate that the DVD rental industry will be invigorated with Sony’s Blu-ray high definition format emerging as the winner in the high definition DVD battle with Toshiba’s HD-DVD format. The introduction of Blu-ray sales at the $25 to $30 price point for new releases and the $20 to $25 retail price point for catalog and B titles is expected to reinforce the rental value proposition.

Video Game Industry

Consumer Spending

According to NPD Group, Inc. (“NPD”), a global provider of consumer and retail market research information, the video game industry comprised an approximately $17.9 billion market in the United States in 2007, excluding sales of used video game products, with software sales accounting for $8.6 billion, hardware sales accounting for $7.0 billion, and accessory sales accounting for $2.3 billion.

Hardware and Software Market

Video game hardware and software expansion has been driven by the November 2006 release of the Sony PlayStation 3 and Nintendo Wii, along with the November 2005 release of the Microsoft Xbox 360 and the March 2005 introduction of the Sony Playstation Portable (“PSP”) handheld system. According to NPD, the video game software industry grew 33.6% to approximately $8.6 billion in 2007, an increase of $2.2 billion compared to 2006. Hardware sales, according to NPD, increased 53.9% to approximately $7.0 billion in 2007, an increase of $2.5 billion compared to 2006. The increase in hardware sales was primarily driven by continued strong sales of Xbox 360 console hardware and the first full year of the Nintendo Wii and Sony Playstation 3 hardware sales. We expect that these new hardware platforms will continue to drive further growth in software sales and rentals in 2008.

Game Hardware Platform Technology

Hardware platform technology continues to evolve. The early products launched in the 1980s had only 8-bit processing speeds compared to the hardware available today, including Sony Playstation 2, Microsoft Xbox and Nintendo Game Cube, which have 128-bit processing speeds, and in the case of the Microsoft Xbox 360 and Sony Playstation 3, which have over 256-bit processing speeds. Advances in technology in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games and encourage existing players to upgrade their hardware platforms. In addition, new hardware technology is available with capabilities beyond gaming. For example, new hardware platforms, including Sony PlayStation 2 and 3 and Microsoft Xbox 360, utilize a DVD software format that give them the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, Sony PlayStation 3 and PSP, Nintendo DS and Wii and Microsoft Xbox 360 all provide Internet connectivity. We expect these advances will continue to attract new game players and encourage existing game players to upgrade their systems.

Viable and Growing Used Games Market

Video game retailers have benefited from the rapid growth of the used video game market over the last few years. Used titles are more profitable because margins on used video games are significantly higher than on new video games. The introduction of the new-generation hardware platforms creates a greater supply and demand of used legacy games as some gamers switch to the new platforms and trade in legacy games, while others seek to extend the lives of legacy systems by purchasing used legacy games. At the same time, the high price of new video games for the latest platforms has increased the perceived value of used game software compatible with the new systems. As a result, we believe the used video game market will increase as consumers increasingly look to realize the trade-in value of products they already own when making new purchases.

Initiatives

Prior to the filing of the Chapter 11 Cases, we began exploring various other alternative delivery channels. Those efforts included an online video rental channel and movie kiosks, which are completely automated movie vending machines located in supermarkets, malls and other high traffic areas. However, due to the significant adverse changes in our business in fiscal 2007, our resulting lack of available capital has prevented us from pursuing these initiatives as aggressively as we had originally intended. For the near term, we do not intend to make additional significant investments in either a movie kiosk program or the integration of an online video rental channel. Instead, our efforts will be concentrated on improving customer support and enhancing the customer experience within our stores.

Stores

We do not plan on significant video store growth in the next several years as we focus our resources on implementing all post-emergence aspects of the Plan, debt retirement, and profitability within our store base, including assessing our growth prospects in the games business.

The following table is an annual historical summary showing store openings, acquisitions and store closings since the beginning of fiscal 2004.

	Fiscal Year Ended
	January 4, 2004	January 2, 2005	January 1, 2006		December 31, 2006		January 6, 2008
Opened	241	314	288		123		3
Acquired	170	74	2,138	(1)	—		—
Closed	37	64	159	(2)	230	(3)	756

Total stores at end of period	2,158	2,482	4,749		4,642		3,889

(1)	Includes the April 2005 acquisition of 2,031 Hollywood Video stores and 20 freestanding Game Crazy stores and the May 2005 acquisition of 61 VHQ stores.

(2)	Includes the closure of 64 Movie Gallery stores whose trade areas overlapped with acquired Hollywood Video stores.

(3)	Includes the closure of 46 Movie Gallery stores whose trade areas primarily overlapped with other Movie Gallery stores.

Operating Segments

We assess performance and operate our business in three operating segments: Movie Gallery, Hollywood Video and Game Crazy. For financial information for each reportable segment, refer to Note 16. Segment Reporting and Geographic Information in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Products

Movie Gallery and Hollywood Video Stores

Movie Gallery and Hollywood Video stores offer a wide selection of movies and video games for rent and sale. Depending upon location, Movie Gallery stores typically carry approximately 15,000 movies and video games, while Hollywood Video stores carry approximately 25,000 movies and video games. Our video stores contain a combination of new release movies and games and older catalog, or library, movies and games that we intend to hold for an extended period of time for rental to customers. Excluding new releases, movie titles are often classified into genre categories within our Hollywood segment, such as “Action,” “Comedy,” “Drama” and “Kids” and are displayed alphabetically within those categories. Stores within our Movie Gallery segment generally display movie titles, excluding new releases, in alphabetical order across all genres. However, in fiscal 2008, we plan to reorganize these titles within the Movie Gallery segment stores similar to the Hollywood segment stores. We rent video games primarily for Sony Playstation 2 and 3, Microsoft Xbox 360 and Xbox, and Nintendo Wii and Game Cube.

Our video stores contributed 83% of total revenue in fiscal 2007. Revenue from rental products, including rental and sale of previously viewed movies and video games, represented approximately 74% of total revenue for fiscal 2007. Rental revenue is dominated by DVD rentals and the sale of previously viewed DVDs. Historically, our ability to sell previously viewed movies at lower prices than new movies has provided a competitive advantage over mass-market retailers. With the significant growth in DVD player penetration over the past few years, we believe DVD player penetration has reached market saturation, and we do not expect further revenue growth from household ownership of DVD players. Approximately 9% of total revenue in fiscal 2007 resulted from the sale of new DVDs and concessions such as popcorn, sodas, candy, and magazines.

Game Crazy

Game Crazy, which consisted of 570 Hollywood Video in-store game departments and 13 free-standing stores as of January 6, 2008, offers our customers the ability to buy, sell and trade new and used video game software, hardware, and accessories. Our Game Crazy stores contributed 17% of our total revenue for fiscal 2007. Each Game Crazy typically carries approximately 9,000 units of new and used video games, as well as hardware and accessories, for all major new and legacy game systems. We offer new and used Sony Playstation 2 and 3 and PSP, Microsoft Xbox 360 and Xbox, and Nintendo Wii, Game Cube, Dual Screen, Game Boy Advance, and Game Boy hardware systems, as well as a broad selection of used legacy hardware systems. In addition, we offer new and used game accessories including controllers, memory cards and game media such as strategy guides. Revenue from new and used software represented approximately 58% of Game Crazy revenue for fiscal 2007, while 42% of Game Crazy revenue came from new and used hardware and accessories.

The percentage of our total revenues by product category for the last three fiscal years were as follows:

	2005	2006	2007
DVD rentals	54%	56%	53%
VHS rentals	7%	2%	0%
Game rentals	7%	7%	7%
Previously viewed rental sales (DVD, VHS and games)	14%	15%	14%
New and used game product sales	11%	13%	18%
Movie product sales	3%	3%	4%
Concessions, accessories and other	4%	4%	4%

Store Operations

Historically, the Movie Gallery, Hollywood Video and Game Crazy brands were managed by separate store operations management teams. Given similarities in business models and store functions, we are in the process of consolidating store operations management across the Movie Gallery and Hollywood Video brands.

Management reporting structures are identical in all three brands. Our store managers report to district managers, who supervise store operations. District managers report to regional managers, who report to a Vice President of Operations for each zone.

Our focus at Movie Gallery and Hollywood Video is to improve the shopping experience with consistent service basics and renewed efforts to offer help and recommendations to customers on the sales floor. Our store teams are encouraged to get out from behind the counter and bring energy, friendly service and product expertise to every customer visit.

We have made a concerted effort in Game Crazy, through our established recruiting and training process, to hire sales associates who are game enthusiasts. This is particularly important in the video game industry, which requires product knowledge on a large and growing number of titles and hardware platforms. We have attracted a staff of dedicated gamers, who provide attentive customer service and possess knowledge of the industry for our Game Crazy departments.

Marketing and Advertising

We use market development funds, cooperative allowances from our suppliers and movie studios, and internal funds to purchase direct mail, newspaper advertising, free-standing newspaper inserts, in-store visual merchandising, and in-store media. We also occasionally partner with other major businesses such as studios and concessions vendors to help build additional revenue and increase our brand awareness to potential customers. Through the use of market development funds, our trade name is promoted along with a video or game title. Creative copy is prepared by us in conjunction with the movie studios and is placed by our in-house media buyers in the appropriate medium. We also prepare monthly consumer magazines, Video Buzz, Movie Companion and Gamers Edge, and a customized video program, MGTV, all of which feature promotional programs and new releases for each brand. We currently have a customer transaction database containing information on over 64 million household member accounts, which enables targeted marketing based on historical usage patterns.

From time to time, we conduct special promotions in our stores to drive customer visits. For example, we offer promotional and prepaid rental and discount card programs that provide our customers with discounts on rentals.

We are currently in the process of consolidating the marketing and advertising functions for all three of our brands in our Oregon support center and expect to complete this consolidation in fiscal 2008.

Suppliers and Purchasing Agreements

We purchase the majority of our movies directly from the studios through revenue-sharing arrangements or other direct purchasing methods, and, with the exception of used games, most of which we receive on trade from our customers, we purchase a majority of our video games directly from video game publishers. During 2006, we consolidated our primary movie and video game purchasing function into our Oregon support center.

Inventory and Information Management

New movies offered for sale are a combination of hit titles promoted by the studios for retail sale, mainstream “evergreen,” or perennial, titles, as well as special interest and children’s titles and seasonal titles related to particular holidays. Our inventory of movies and video games for rental is prepared rental-ready for merchandising in our stores. Each new movie and video game is shipped in a locking case from the studio to our distribution centers, is bar coded and then distributed to the stores. The Movie Gallery and Hollywood brands each run independent point-of-sale (“POS”) systems. Game Crazy locations utilize a version of the Hollywood POS, specifically tailored to their business needs. These POS systems maintain up-to-date inventory levels in the stores and report those levels to corporate systems.

Movie Gallery

Our Movie Gallery stores utilize a proprietary POS system developed by us. Our Movie Gallery POS system provides detailed information on store operations, including the rental history of titles and daily operations for each store, which is telecommunicated to our support center on a daily or weekly basis. New release movie and game products are allocated to individual Movie Gallery stores through a system that considers the revenue levels and customer demographic profiles of each store. All rental and sale information upon customer checkout and return is recorded using scanned bar code information, which is then transmitted into the management information system at our Alabama support center. Data is processed and reports are generated that allow management to monitor customer activity, store operations and inventory, to review rental history by title and location and to assist in making purchasing decisions with respect to new releases. Our POS system enables us to perform regular physical inventories during normal store hours using bar code recognition, to process human resource and payroll timekeeping information, and to provide system-based training modules.

Hollywood Video and Game Crazy

The proprietary POS systems used in our Hollywood Video-branded stores and Game Crazy departments enable us to maintain detailed information on inventory utilization in our Hollywood and Game Crazy departments. Our information systems allow us to track rental activity by individual movie and video game to determine appropriate buying, distribution, pricing and disposition of inventory, including the sale of previously viewed product. Information regarding revenue, current and historical rental and sales activity, store membership demographics, individual customer histories, and DVD and video game rental patterns are maintained and updated daily in our POS systems at our Oregon support center. The POS systems allow us to measure our current performance, manage inventory, make purchasing decisions, and manage labor costs. They also provide management the ability to monitor critical performance factors. Our Game Crazy departments utilize their own independent inventory system with enhanced functionality that allows us to manage used product trade-in credit values and retail pricing based upon multiple factors such as age and current inventory levels. The Game Crazy version of the POS system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match supply with demand title-by-title, adjust ordering, transfer inventories from one store location to another and manage new and used title pricing. We are analyzing future opportunities to consolidate POS and merchandising systems for our three brands.

Systems Integration

Following our acquisition of Hollywood, we have made considerable efforts to integrate our financial systems, human resources and payroll systems, operational reporting systems and inventory management systems. We completed the integration of our financial and human resources and payroll systems in early 2007. Due to our liquidity situation and subsequent Chapter 11 filing during 2007, we did not heavily pursue the integration of other business functions. Until each system’s integration is complete, separate systems will continue to operate to ensure accurate reporting and appropriate management of the business.

Competition

The video retail industry is highly competitive. We compete with local, regional and national video retail stores including Blockbuster; mail-delivery video rental subscription services such as Netflix and Blockbuster Online; video rental kiosks such as Redbox Kiosk; mass merchants, supermarkets, pharmacies, convenience stores, bookstores and other retailers; non-commercial sources such as libraries; and online downloading services.

We believe that the principal competitive factors in the video retail industry are price, title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, and convenience of store access and parking. Substantially all of our Hollywood branded stores compete with stores operated by Blockbuster. Our Movie Gallery branded stores generally operate in smaller, less competitive markets against local and regional competitors.

We also compete with cable, satellite, and pay-per-view television systems. Digital cable and digital satellite services have continued to increase household penetration. We estimate that cable or satellite television is available in over 95 million households in the United States. These systems offer multiple channels dedicated to pay-per-view and, to a lesser extent, video-on-demand, and allow some of our competitors to transmit a significant number of movies to consumers’ homes at frequent intervals. According to SNL Kagan, a division of SNL Financial, LC, a provider of sector-specific financial data, news and analytics, there are over 70 million households with pay-per-view, over 35 million of which are video-on-demand-enabled.

Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, toy retail chains, consumer electronics retailers, computer stores, regional chains, wholesale clubs, and through the Internet and mail order. The video game retail industry is primarily comprised of ten major retailers, three of whom account for well over half of the industry sales. However, with the exception of Wal-Mart and GameStop, we believe no major player holds more than a 25% share of the market. Specialty retail chains that feature an educated game staff, such as GameStop, are our primary competition in the used game market.

Seasonality

There is a distinct seasonal pattern to the home video and video game retail business. Compared to other months during the year, we typically experience peak revenues during the months of November, December, January, and February due to the holidays in these months, inclement weather conditions and, frequently, the home video release of the preceding summer’s hit titles. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Historically, September is the lowest revenue period with schools back in session and the premiere of new fall broadcast television programs. Seasonal patterns for our Game Crazy operating segment are similar to traditional retail revenue peaks, which are significantly weighted towards holiday periods and when schools are out of session.

Intellectual Property

We own a number of U.S. and international service mark registrations, including the marks “Movie Gallery,” “Hollywood Video” and “Game Crazy.” We consider our service marks important to our continued success.

Foreign Operations

For disclosure of enterprise-wide financial information by geographic area, see Note 16. Segment Reporting and Geographic Information in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Employees

As of January 6, 2008, we employed approximately 36,250 associates, including approximately 34,750 in retail stores, with the remainder in our support centers, distribution facilities and serving as field management staff. Of our retail associates, approximately 5,900 were full-time and 28,850 were part-time. None of our associates are represented by a labor union, and we believe that our relations with our associates are good.

We have developed internal hiring, training and retention programs designed to enhance consistent and thorough communication of our operating policies and procedures, as well as to increase the rate of internal promotions. We also have an incentive and discretionary bonus program under which retail management associates receive quarterly bonuses when stores meet or exceed criteria established under the program. Periodically, we initiate other sales and marketing programs that provide our associates with opportunities to earn incremental bonus compensation based on relative performance to pre-established goals and to actual performance compared to other associates. In addition, certain associates are eligible to receive bonuses based on overall company performance. We believe our bonus programs reward excellence in management, give associates an incentive to improve operations and result in an overall reduction in the cost of operations.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as a result, we file periodic reports, proxy statements and other information with the SEC. We make these filings available free of charge on our website located at www.moviegallery.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website, located at www.sec.gov, that contains our annual, quarterly and current reports, proxy and information statements, and other information that we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

We have a significant amount of indebtedness, which may limit our operating flexibility.

As of December 1, 2008 we had approximately $670.3 million of indebtedness, consisting of approximately $448.5 million of indebtedness under our First Lien Credit Facility (as defined below), approximately $121.8 million of indebtedness under our Second Lien Credit Facility (as defined below) and $100.0 million of indebtedness under the Revolving Credit Facility (as defined below).

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

•

Internet-based, mail-delivery home video rental subscription services, such as Netflix, Blockbuster Online, and Blockbuster Total Access, a subscription service incorporating both mail delivery and video retail stores;

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

Other types of entertainment, such as theaters, television, personal video recorders, Internet-related activities, sporting events such as the Olympics, and family entertainment centers, also compete with our movie and video game businesses. Some of our competitors, such as online stores, mass merchants and warehouse clubs, may operate at margins lower than we do and may be able to distribute and sell movies at lower price points than we do. These competitors may even be willing to sell movies below cost due to their broad inventory mix.

If any of our competitors were to substantially increase their presence in the markets we serve, our revenues and profitability could decline, our financial condition, liquidity, and results of operations could be harmed and the continued success of our business could be challenged.

We may be unable to successfully implement all post-emergence aspects of the Plan.

The financial projections and certain other business information contained in the Plan and the disclosure statement issued in connection with the Plan rely on the successful implementation of our business plan after emergence from bankruptcy. The success of our business plan depends in part on economic conditions and other factors beyond our control. If we are unable to meet the projected targets under the business plan, we may not achieve the anticipated results set forth in our financial projections.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

Our First Lien Credit Facility, our Second Lien Credit Facility, and our Revolving Credit Facility require us to maintain certain financial ratios and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in the Company’s best interest. These include, among other things, restrictions on our ability to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make further negative pledges;

•	pay dividends on or repurchase stock;

•	restrict dividends or other distributions from subsidiaries;

•	make or own certain investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge or sell all or substantially all of our assets; and

•	enter into sales and lease-back transactions.

Any failure to comply with the restrictions of these credit facilities may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provisions apply. In addition, these creditors may be able to terminate commitments they had made to provide us with further funds. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for more information on our restrictive and financial covenants.

Limitations in our credit facilities on making capital expenditures and incurring secured debt may prevent us from pursuing new business initiatives, which may place us at a competitive disadvantage.

Our First Lien Credit Facility, our Second Lien Credit Facility, and our Revolving Credit Facility have limitations on the amount of money that we may spend on capital expenditures. We believe that successful execution of our business plan will require us to dedicate a significant portion of our capital expenditures to the continuing integration of Hollywood and Movie Gallery and required maintenance capital. Accordingly, we could be unable to make capital expenditures to open or acquire a significant number of new stores or pursue new business initiatives, including investing in an online rental program or other alternative delivery vehicles. Our inability to pursue new business initiatives may place us at a disadvantage to our competitors who are not subject to these restrictions. If our competitors successfully pursue new business initiatives, these restrictions may limit our ability to react effectively, and our results of operations or financial condition could be adversely affected.

Our business could be negatively impacted by changes to the traditional exclusive movie windows.

Following a movie’s theatrical release, most studios distribute movies in a specific sequence in order to maximize studio revenues on each title they release. The order of distribution of movies is typically: (1) movie theaters; (2) home video retailers; (3) pay-per-view and video-on-demand; and (4) all other sources, including cable and syndicated television. The length of the movie rental window varies, but is typically 45 days prior to the pay-per-view release date, and during this window, home video retailers have historically enjoyed exclusive rights to market movies. However, the movie studios are not contractually obligated to continue to observe these window periods. As a result, we cannot be certain that movie studios will maintain this exclusive window in the future. Indeed, certain movie studios have experimented with modifying or eliminating the exclusive window provided to the home video industry. Most recently, on April 30, 2008, Warner Brothers, in contrast to the other studios, announced that it will begin aggressively moving toward releasing essentially all of its titles to video-on-demand at the same time they are released to DVD in 2008. Certain other studios presently offer concurrent theatrical and home video releases on a limited basis for certain lower box office titles in selected genres, which could lead to further compression of the exclusive window period that home video retailers generally enjoy.

We could be adversely affected as a result of this move by Warner Brothers or if additional movie studios decided to shorten or eliminate the exclusive window period or if the home rental retailers were no longer first to receive movies following the theatrical release. Consumers would no longer need to wait until after the home video distribution window to view movies through other distribution channels. Changes to the distribution scheme could cause our profitability to decline, which in turn, could have an adverse effect on our business, financial condition, liquidity, and results of operations.

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

Cable and direct broadcast satellite technologies offer movie channels, for which subscribers pay a subscription fee to access movies selected by the provider at times selected by the provider, as well as pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies and have offered movies only at scheduled intervals. Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable Internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals. Certain cable companies, Internet service providers and others are also testing or offering video-on-demand services. Video-on-demand provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time.

If pay-per-view, video-on-demand or any other alternative movie delivery systems enable consumers to conveniently view and control the movies they want to see and when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional home video rental industry. This risk would be exacerbated if these competitors receive the movies from the studios at the same time as video stores, as in the case of Warner Brothers’ decision to release almost all of its movies to video-on-demand the same day it releases them to DVD. It could be further exacerbated by the increasing popularity and availability of personal digital recording systems (such as TiVo), which allow viewers to record, pause, rewind, and fast forward live broadcasts and create their own personal library of movies.

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

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fear of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, health epidemics and consumer perceptions of personal well-being and security. These factors may also affect our various brands and products differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, which would harm our business and results of operations.

Our business could be adversely affected if the trend of consumers purchasing movies rather than renting movies continues.

Historically, studios offered movies for sale at prices too high to generate significant consumer demand to purchase these movies. A limited number of titles were released at a lower price point when consumers were believed more likely to have a desire to purchase a certain title. The penetration of DVDs into the market at a significantly lower price point has resulted in a substantial increase in the quantity of newly released movies available for purchase by the consumer. These movies are purchased to rent by home video specialty retailers and to sell by both home video specialty retailers and mass merchants, among others. We believe that these changes in pricing have led to an increasing number of consumers who purchase, rather than rent, movies. Further changes in studio pricing or sustained or further depressed pricing by competitors could accelerate this trend and could result in increased competition. If we are not able to derive most of our revenues from our higher-margin rental business, our profit levels would be adversely impacted and we may not be able to compete with our competitors for the consumer’s sell-through dollar, which in turn could have an adverse effect on our business, financial condition, liquidity, and results of operations.

Our business could be adversely impacted if movie studios negatively altered revenue sharing agreements.

Prior to studio revenue sharing agreements and the advent of DVD, we typically paid between $35 and $65 per videocassette for major theatrical releases not priced as sell-through titles. Under studio revenue sharing agreements, we are able to pay a minimal up-front cost per unit and thereafter pay a percentage of each revenue dollar earned for a specified period of time to the studios. We currently utilize these types of agreements for a significant number of movie releases. These agreements have enabled us to increase significantly the number of copies carried for each title to better meet consumer demand. After a specified period of time, we offer the copies for sale to our customers as “previously viewed movies,” at lower prices than new copies of the movie. We could be adversely affected if these agreements are changed to give the movie studios a greater percentage of each revenue dollar or if such agreements are discontinued. Additionally, studio revenue sharing agreements permit the studios, in the ordinary course of business, to audit our records to determine whether we have complied with the terms of these agreements. We may be required to pay additional amounts as a result of these audits. Further, some of our revenue sharing agreements may be terminated on short notice. If we are unable to purchase movies through revenue sharing agreements, our business, financial condition, liquidity and results of operations could be adversely affected.

We could be adversely affected by conditions impacting the motion picture industry.

The availability of new movies produced by the movie studios is vital to our business. The quality and quantity of new movies available in our stores could be adversely affected by factors that negatively impact the motion picture industry, such as financial difficulties, regulatory requirements and work disruptions involving key personnel, such as writers or actors. For example, on November 5, 2007, two labor unions that represent film, television and radio writers working in the United States decided to go on strike. Over 12,000 writers were affected by the strike. Labor strikes such as this cost the entertainment industry millions of dollars (for example, the last such strike in 1988, which lasted 22 weeks, cost the American entertainment industry an estimated $500 million). These costs to the entertainment industry are also absorbed by the home video retail industry and negatively impact our business.

Additionally, we depend on the movie studios to produce new movies that appeal to consumer tastes. A decrease in the quality and quantity of new movies available in our stores could result in reduced consumer demand, and we cannot assure you that future releases of movies and video games will appeal to consumers. Our business, financial condition, liquidity and results of operations could be adversely affected by any future reduction in the quality or quantity of available movies.

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

Many members of our senior management and substantially all the members of our Board of Directors have been associated with our Company for a relatively short period of time.

Many members of our senior management have been associated with our Company for a relatively short period of time. For example, Clarence J. Gabriel, Jr. was appointed as our President and Chief Executive Officer in May 2008, Sherif J. Mityas was appointed as our Chief Operating Officer and President of Retail Operations in June 2008 and Lucinda M. Baier was appointed as our Chief Financial Officer in July 2008. Additionally, in September 2008, Craig Miller was appointed Chief Information Officer of Movie Gallery and Caroline Guest was appointed Executive Vice President of Human Resources. In October 2008, Pamela Schneider was appointed Executive Vice President, General Counsel and Secretary, and in November 2008 Clifford Torng was appointed Chief Marketing Officer. Furthermore, on the Effective Date, substantially all of the members of our Board of Directors were replaced with individuals who were not previously members of our Board of Directors. Accordingly, these members of our management and Board of Directors will have to devote significant time and effort to familiarizing themselves with the details of our business, and there can be no assurance that these members of senior management and our Board of Directors will be able to function effectively as a team. To the extent that they are unable to do either of these items, our results of operations and financial condition could be adversely affected.

In addition, we are highly dependent on the efforts and performance of our executive management team, including the new members of senior management. If we were to lose any key members of our team, our business, financial condition, liquidity and results of operations could be adversely affected. See Item 10. Directors and Executive Officers of the Registrant for a detailed description of our current executive management team.

Our financial results could be adversely impacted if we are unable to effectively manage our merchandise inventory.

Our merchandise carries risks associated with inventory management, obsolescence and theft. While most of our retail movie product is returnable to the movie studios, our investment in inventory increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, customer returns of video games, which are prone to obsolescence because of the nature of the video game industry, are subject to negotiation with video game vendors. The prevalence of multiple gaming platforms may make it more difficult to predict accurately consumer demand with respect to video games. In addition, the nature of and market for our products, particularly movies and video games, makes us particularly prone to risk of theft and loss.

Our operating results could suffer if we are unable to:

•

maintain the appropriate levels of inventory, including an appropriate mix between Blu-ray high definition and standard definition DVD movies, to support customer demand without building excess inventories;

•	obtain or maintain favorable terms from the movie studios and video game vendors with respect to payment and product returns;

•	control shrinkage resulting from theft, loss or obsolescence; and

•	avoid significant inventory excesses that could force us to sell products at a discount or loss.

If we are unable to manage effectively our merchandise inventory such that we increase our exposure to excess inventories in the event anticipated sales fail to materialize, we may be required to liquidate inventory for amounts that are less than the carrying value on that inventory and our profitability could otherwise decline, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

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

Historically, our quarterly operating results have varied, and we anticipate that they will continue to vary in the future. Factors that may cause quarterly operating results to vary, many of which we cannot control, include, without limitation: (a) decreased consumer demand for our products; (b) decreased prices at which we can rent or sell our products; (c) the timing, cost and availability of newly released movies and video games; (d) increased competition from providers of similar products, other forms of entertainment, and special events, such as the Olympics or ongoing major news events of significant public interest, including the economy and the U.S. elections; and (e) acts of God or public authorities, war, civil unrest, hurricanes, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

Further, our revenues and operating results fluctuate on a seasonal basis, because seasonality and weather patterns can either significantly increase business (inclement conditions that prohibit outdoor activities) or significantly decrease business (mild temperatures and dry conditions that reduce the consumer’s desire to relax indoors). The home video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and improved weather, and in September and October, due in part to the start of the traditional school year and the introduction of new television programs. We also may experience weaker revenues as a result of the broadcast of the Olympic Games or other highly anticipated sporting events or significant news events, including those related to the economy and the U.S. elections. The industry typically experiences peak revenues during the months of November, December, January and February due to the holidays in these months, inclement weather conditions and, frequently, the home video release of the preceding summer’s hit titles. The video game sales business is traditionally strongest in November and December, as title releases are often clustered around the holiday shopping season.

In light of these seasonal variations in our revenues and operating results and the impact of the strength of the home video title slate on our revenues and operating results, comparisons of our revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating historical financial performance and predicting future financial performance. Our working capital, cash and short-term borrowings also fluctuate during the year as a result of numerous factors.

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

As the movie studios release more films on the new Blu-ray high definition DVD format, we will need to purchase greater volumes of such films. Films released on the Blu-ray format may be more expensive to acquire than in standard DVD format, and these new high definition format DVDs appear to have higher damage rates than regular DVDs. The rate of customer acceptance and adoption of the new format is uncertain, and we may be unable to charge higher prices for either the rental or sale of movies on the Blu-ray format. Thus, our expenditures on DVDs could increase and our business, financial condition, liquidity and results of operations could be adversely affected.

We may be required to recognize additional asset impairment and other asset-related charges.

We have incurred in the past, and continue to incur, impairment charges with respect to our indefinite-lived intangible assets such as goodwill and the Hollywood trademark, our definite-lived intangible assets such as customer lists, and our definite-lived tangible assets such as property, furnishings, and equipment, and rental inventory. In accordance with the applicable accounting literature, we test for impairment when impairment indicators arise, which include, without limitation:

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

Due to the impairment indicators noted in Note 6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, we performed impairment testing on our indefinite-lived and definite-lived intangible assets and our definite-lived tangible assets. As a result, we recorded charges of $115.6 million, $158.4 million, and $64.6 million related to the impairment of goodwill, the impairment of other intangibles, and the impairment of property, furnishings, and equipment, respectively, for the fifty-three weeks ended January 6, 2008.

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

For the fifty-three weeks ended January 6, 2008, we recognized $2.8 million of impairment charges related to our rental inventory. In addition to our property, furnishings, and equipment impairment charges and our customer list impairment charge, we could incur material impairment charges to our rental inventory in the future. If we were to continue to close a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These potential future asset impairments could have a materially adverse effect on our consolidated results of operations.

Furthermore, in the fifty-three weeks ended January 6, 2008, we recognized a charge of $65.7 million associated with changing our estimates of the salvage values of our rental inventory. We may be required to recognize additional charges in the future with respect to these estimates of salvage values for reasons including, without limitation, the following:

•	the overabundance of DVD titles available for sale in the marketplace;

•	the maturation of the standard definition DVD life cycle culminating in the anticipated consumer acceptance of the Blu-ray DVD high definition format; and

•	the aggressive pricing and promotion tactics implemented by our competition.

Our business could be adversely affected by the failure of our management information systems to perform as expected, or by additional loss of key management information systems personnel.

Due to our significant operating losses for the fifty-three weeks ended January 6, 2008 and our present liquidity position, we have reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure, which include, without limitation:

•	replacing old and outdated hardware technology in our stores and in our two store support centers;

•	either replacing, or updating and integrating, our POS systems;

•	additional integration of systems between our two store support centers; and

•

upgrading our present versions of certain operating and applications systems platforms, including our Oracle database environment, without which we may incur additional costs for ongoing maintenance and support.

We depend on our management information systems for the efficient operation of our business. Our merchandise operations use our inventory utilization system to track rental activity by format for each individual movie and video game title so that we may determine appropriate buying, distribution and disposition of our inventory. We also rely on a scalable client-server system to maintain and update information relating to revenue, rental and sales activity, movie and video game rental patterns, store membership demographics, and individual customer history. These systems, together with our POS and in-store systems, allow us to control our cash flow, keep our in-store inventories at optimum levels, move our inventory more efficiently and track and record our performance. We rely on our management information systems personnel to operate and maintain these systems. However we have experienced attrition in key positions within this area. If our management information systems failed to perform as expected, or if we were to continue to lose personnel in this area, our ability to manage our inventory and monitor our performance could be adversely affected, which, in turn, could harm our business, financial condition, liquidity and results of operations.

Losses caused by natural disasters, such as hurricanes and other severe weather, could cause us to suffer material financial losses.

Our stores are located in many areas subject to natural disasters and severe weather. The incidence and severity of natural disasters such as fire or earthquakes, or severe weather such as hurricanes or tornadoes, are inherently unpredictable and could cause interruptions in our business and significant damage to our stores or other properties. Interruptions in our business or damage to our properties could reduce our revenues and increase our costs. The extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although we maintain insurance coverage, we cannot assure you that our insurance coverage will be adequate to cover our losses or that we will be able to maintain insurance at a reasonable cost in the future. If our losses from business interruption or property damage exceed the amounts for which we are insured, our results of operations and financial condition would be adversely affected.

Our business could be adversely affected by exposure to laws in a number of jurisdictions.

In operating more than 3,000 stores located throughout all 50 states and Canada, we are exposed to federal, state and local legal issues in a significant number of jurisdictions. Any changes in local, state and/or federal laws, could adversely affect our business, financial condition, liquidity and operations.

Terrorism, war or other acts of violence could negatively impact our business.

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

We are effectively controlled by a major stockholder, whose interests may conflict with yours.

Sopris and its affiliates control the voting of 86.3% of our common stock and, therefore, have the power to control or substantially affect the outcome of matters on which stockholders are entitled to vote. These include the election of directors, the adoption or amendment of our certificate of incorporation and by-laws, and possible mergers, corporate control contests and significant corporate transactions. Through their control of our board of directors, Sopris and its affiliates also have the ability to appoint or replace our senior management, issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Our controlling stockholder may make decisions regarding our company and business that are opposed to your interests or with which you disagree. To the extent the interests of our public stockholders are harmed by the actions of our controlling stockholder, the price of our common stock may be harmed.

Our New Common Stock is not listed on any securities exchange and, as a result, our New Common Stock may be less liquid that it would otherwise be if it was listed on a securities exchange.

Our New Common Stock is not listed on any securities exchange. Instead, our New Common Stock is currently traded over-the-counter, more commonly known as OTC, and our price is published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets” under the symbol MVGR.PK. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Our trading status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades from buyers and sellers of our New Common Stock. OTC transactions involve risks in addition to those associated with transactions in securities traded on a securities exchange. Many OTC stocks trade less frequently and in smaller volumes than exchange-listed securities. Accordingly, our New Common Stock may be less liquid than it would otherwise be and may be difficult to sell. Also, the values of these stocks may be more volatile than exchange-listed securities. In addition, unlike issuers with securities traded on a stock exchange, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards.

We are eligible to terminate the registration of our Common Stock under the Exchange Act, which could cause our Common Stock to be de-listed from the Over the Counter (“OTC”) Bulletin Board.

As a public company with fewer than 300 shareholders, we file our periodic reports with the SEC and register our shares of New Common Stock under Exchange Act of 1934 on a voluntary basis. Accordingly we are eligible to de-register our Common Stock under the Exchange Act, and intend to do so as soon as reasonably practicable. In the event we take such action, it could inhibit the ability of our common stock holders to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file current, annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of Exchange Act regulations. De-registration would reduce the amount of information available to investors about us and may cause our New Common Stock to be de-listed from the OTC Bulletin Board.

Investor confidence may be adversely impacted as a result of the two material weaknesses in our internal controls.

We are required, pursuant to rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, to include a report of our management’s assessment of the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Our management assessed the effectiveness of our internal control over financial reporting as of January 6, 2008, and this assessment identified two material weaknesses in our internal controls relating to lease accounting matters and accrued liabilities. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact market prices for our securities.

The continuing integration of Hollywood and Movie Gallery may strain our resources and prove to be difficult and may subject us to liabilities.

On April 27, 2005, we completed our acquisition of Hollywood, which was substantially larger than any of our previous acquisitions. The expansion of our business and operations resulting from the acquisition of Hollywood, including the differences in the cultures, strategies and infrastructures of our operating segments, has strained and may continue to strain our administrative, operational and financial resources. The continuing integration of Movie Gallery and Hollywood has and could continue to require substantial time, effort, attention and dedication of management resources and may distract management in unpredictable ways from their other responsibilities. The integration process has and could continue to create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs, possible difficulties in integrating the information management systems, including POS and inventory control systems previously maintained by Hollywood and Movie Gallery, and the need to modify operating accounting controls and procedures to comply with the Sarbanes-Oxley Act of 2002. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition, liquidity and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

Substantially all of our retail stores are leased. Our new store leases generally provide for an initial lease term of five to ten years, with at least one renewal option for an additional two to five years. At January 6, 2008, we owned 69 properties, most of which are store locations, in 12 states. The following table provides information regarding the number of stores we operated in each state in the United States and province in Canada as of January 6, 2008.

United States:
Alabama	157
Alaska	7
Arizona	81
Arkansas	79
California	307
Colorado	47
Connecticut	21
Delaware	14
District of Columbia	1
Florida	155
Georgia	147
Hawaii	4
Idaho	32
Illinois	89
Indiana	98
Iowa	43
Kansas	32
Kentucky	76
Louisiana	48
Maine	48
Maryland	41
Massachusetts	45
Michigan	94
Minnesota	65
Mississippi	69
Missouri	117
Montana	22
Nebraska	28
Nevada	32
New Hampshire	17
New Jersey	26
New Mexico	34
New York	84
North Carolina	143
North Dakota	9
Ohio	166
Oklahoma	66
Oregon	75
Pennsylvania	129
Rhode Island	12
South Carolina	77
South Dakota	13
Tennessee	99
Texas	317
Utah	46
Vermont	6
Virginia	114
Washington	109
West Virginia	28
Wisconsin	64
Wyoming	6

Total United States	3,639

Canada:
Alberta	97
British Columbia	56
Manitoba	7
New Brunswick	5
Newfoundland	5
Nova Scotia	11
Ontario	48
Prince Edward Island	2
Saskatchewan	17
Yukon Territory	2

Total Canada	250

Total	3,889

Support Centers and Distribution Facilities

We have a support center and limited inventory distribution facility located in an approximately 116,000 square foot building in Dothan, Alabama, which we own. We also lease approximately 48,000 square feet of off-site warehouse space in Dothan to supplement distribution and to provide record storage.

Our Oregon support center is located in Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. This lease expires in November 2010, with an option to extend the lease through November 2011. During fiscal 2008, we changed our corporate address from our Dothan, Alabama support center to our Wilsonville, Oregon support center. We also currently lease space in two distribution centers. The distribution centers are located in Wilsonville, Oregon (approximately 175,000 square feet) and in LaVergne, Tennessee (approximately 98,000 square feet). These facilities are leased pursuant to agreements that expire in December 2011 and June 2010, respectively.

Refer to Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information regarding our leasing arrangements.

ITEM 3.	LEGAL PROCEEDINGS

We have been named to various claims, disputes, legal actions and other proceedings involving contracts, employment, our bankruptcy filing and various other matters. If such claims, disputes, actions or other proceedings were subject to the release, discharge or exculpation provisions in the Plan, they are subject to a permanent injunction against the collection of such debts as set forth in the Plan and the Confirmation Order. For those claims that are not subject to the injunction, a negative outcome in certain of the ongoing matters could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business.

We believe we have provided adequate reserves for contingencies and that the outcome of these matters will not have a material adverse effect on our consolidated results of operation, financial condition or liquidity. At January 6, 2008, our legal contingencies reserve was $2.1 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies. At December 31, 2006, our legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.8 million, of which $1.3 million relates to pre-Hollywood acquisition contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On the Effective Date, all of Movie Gallery’s old common stock and other equity interests were cancelled and our obligations thereunder fully released and discharged. Holders of Movie Gallery’s old common stock received no distribution under the Plan on account of such interests.

We received notification from The NASDAQ Stock Market (“NASDAQ”) on October 16, 2007, indicating that our old common stock under the symbol MOVI would be delisted from NASDAQ due to our filing for protection under Chapter 11. Since October 25, 2007 and through the Effective Date, our common stock traded on the OTC Bulletin Board, also known as the “Pink Sheets,” under the symbol MOVIQ.PK. Subsequent to the Effective Date, our New Common Stock trades on the Pink Sheets under the symbol MVGR.PK.

The Transfer Agent and Registrar for our New Common Stock is American Stock Transfer & Trust Company. On May 19, 2008, there were 88 holders of record of our old common stock. On December 1, 2008, there were 21 holders of record of our New Common Stock.

The following table sets forth the high and low closing prices for our old common stock, as reported on NASDAQ for the periods through October 25, 2007, and on the Pink Sheets as of the end of the fiscal fourth quarter of 2007.

Refer to Note 1. Proceedings under Chapter 11 of the United States Bankruptcy Code and Note 12. Stockholders’ Equity, in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Annual Report on Form 10-K for information regarding our common equity and equity compensation plans.

	High	Low
2007:
(a) Fourth Quarter	$0.50	$0.02
Third Quarter	1.89	0.26
Second Quarter	4.55	1.90
First Quarter	5.24	2.95
2006:
Fourth Quarter	$4.70	$1.90
Third Quarter	6.67	1.94
Second Quarter	7.50	2.57
First Quarter	5.78	2.01

(a)	As of November 19, 2007, our common stock began trading OTC.

Dividends

We have not declared or paid any cash dividends on our common stock for the last two fiscal years. Our intent is not to pay dividends at this time. Furthermore, our amended and restated credit facilities and our Revolving Credit Facility entered into on May 20, 2008 place substantial limitations on our ability to pay cash dividends on our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Post Chapter 11 Financing Documents, for more information on the restrictions contained in our amended and restated credit facilities and our Revolving Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by us or on our behalf by any affiliated purchaser in the fiscal fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of January 6, 2008, we operated approximately 3,900 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Our Movie Gallery branded stores’ eastern-focused rural and secondary market presence and our Hollywood Video branded stores’ western-focused prime urban and suburban superstore locations combine to form a nationwide geographical store footprint. Although we anticipate no net video store growth for fiscal 2008, we plan to continue relocating stores on a limited basis in order to take advantage of favorable opportunities within our markets, and we will be assessing our growth prospects in the video game business.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. Most of the studios have historically observed an exclusive window for home video distribution (most Blu-ray discs, DVDs and, in prior years, videocassettes, available for rental and sale), which provides the home video industry with an approximately 45-day period during which we can rent and sell new releases before they are made available on pay-per-view or through other distribution channels. According to SNL Kagan, a division of SNL Financial, LC, a provider of sector-specific financial data, news and analytics, the domestic home video industry accounted for approximately 52% of domestic studio movie revenue in 2006 and approximately 51% in 2007. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies are focused on developing and maintaining a sustainable business model. We strive to minimize the operating and overhead costs associated with our business. It is our belief that brick-and-mortar stores will continue to retain their relevance in the home entertainment business, and that relevance can be augmented with certain enhancements to the extent our that our capital structure allows, such as:

•	store size optimization;

•	strategic geographical placement and branding of stores;

•	increasing our inventories of Blu-ray discs;

•	increasing our video game hardware and software inventories;

•	integration of complementary in-store technology; and

•	balanced marketing and promotions that provide a meaningful return on investment.

We do not see a cost-benefit advantage in the adoption of a first-mover strategy that ignores underlying economic fundamentals. Rather, it is our intent to deliver complementary offerings to our customers when these offerings can provide not only compelling value propositions to customers, but also tangible contributions to our operating performance. For the near term, we do not intend to make additional significant investments in either a movie kiosk program or the integration of an online video rental channel. We are presently focusing our operational efforts to improve customer support and enhance the customer experience within our stores.

In addition to the relationship between our industry and the movie studios, our operating results are driven by revenue, inventory, rent and payroll. Given those key factors, we believe monitoring the five operating performance indicators described below will contribute to the execution of our operating plans and strategy.

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

•

Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control expenses primarily through budgeting systems and centralization of purchases in our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also benefit from the reduced labor and real estate costs that the Movie Gallery branded stores enjoy by being located in rural markets versus the higher costs associated with larger urban markets. We are also able to adjust store hours and staffing levels to specific market conditions, as well as leverage best practices from both our Movie Gallery and Hollywood brands to reduce expenses and increase operating efficiency.

•

Leverage of overhead expenses. We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs. Our general and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management teams.

•

Operating cash flows. In prior years, our stores generated significant levels of cash flow. These cash flows were able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on hand and significant long-term debt. Subsequent to the Effective Date, our inventory purchases are being funded through a combination of store cash flows, our new Revolving Credit Facility and cash on hand.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance over the last two years.

Selected Financial Statement and Operational Data:

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
	($ in thousands, except per share and store data)
Rental revenue	$2,030,251	$1,828,002
Product sales	511,682	624,443

Total revenue	2,541,933	2,452,445
Cost of rental revenue	626,918	650,939
Cost of product sales	384,933	493,148

Total gross profit	1,530,082	1,308,358

Store operating expenses	1,241,838	1,353,258
General and administrative expenses	189,114	178,767
Impairment of goodwill	—	115,570
Impairment of other intangibles	—	158,422
Impairment of property, furnishings, and equipment	—	64,579
Operating income (loss)	96,335	(564,119)
Interest expense, net (includes $19,544 write off of debt issuance costs for fiscal 2007)	120,410	148,201
Reorganization items, net	—	(98,781)
Net loss from continuing operations	(25,720)	(610,680)
Loss from discontinued operations	—	11,718
Net loss	(25,720)	(622,398)
Net loss per diluted share	$(0.81)	$(19.39)
Rental margin	69.1%	64.4%
Product sales margin	24.8%	21.0%
Total gross margin	60.2%	53.3%
Percent of total revenue:
Rental revenue	79.9%	74.5%
Product sales	20.1%	25.5%
Store operating expenses	48.9%	55.2%
General and administrative expenses	7.4%	7.3%
Impairment of goodwill	0.0%	4.7%
Impairment of other intangibles	0.0%	6.5%
Impairment of property, furnishings, and equipment	0.0%	2.6%
Operating income (loss)	3.8%	-23.0%
Interest expense, net	4.7%	6.0%
Reorganization items, net	0.0%	-4.0%
Net loss from continuing operations	-1.0%	-24.9%
Loss on discontinued operations	0.0%	0.5%
Net loss	-1.0%	-25.4%
Total same-store revenues	-3.7%	-2.2%
Movie Gallery same-store revenues	-0.1%	-1.7%
Hollywood same-store revenues	-5.4%	-2.4%
Total same-store rental revenues	-5.6%	-9.0%
Movie Gallery same-store rental revenues	-0.5%	-3.2%
Hollywood same-store rental revenues	-8.3%	-12.7%
Total same-store product sales	4.1%	24.1%
Movie Gallery same-store product sales	4.2%	13.6%
Hollywood same-store product sales	4.1%	26.0%
Store count:
Beginning of period	4,749	4,642
New store builds	123	3
Stores acquired	—	—
Stores closed	(230)	(756)

End of period	4,642	3,889

Fiscal Year

Our fiscal year ends on the first Sunday following December 30th. In most years, this schedule results in a fifty-two week fiscal year, such as in fiscal 2006. However, fiscal 2007 included a fifty-third week. The estimated financial impact of this fifty-third week is as follows:

•	Additional revenues of approximately $51.7 million.

•	Additional gross profit of approximately $27.3 million.

Store Closures

We continue to evaluate underperforming and unprofitable stores as part of our restructuring strategies to conserve cash and reduce our overall cost structure. During the thirty-nine weeks ended September 30, 2007, we closed 216 underperforming stores. During the third quarter of fiscal 2007, we identified approximately 520 additional Movie Gallery and Hollywood Video stores, which we refer to as the Phase 1 stores that we closed during the fourth quarter of fiscal 2007, along with approximately 20 other stores that we closed in the normal course of business. On February 4, 2008, we announced and began closing approximately 370 additional underperforming stores, referred to as the Phase 2 stores, which we closed during the first quarter of fiscal 2008. On April 2, 2008, we began our Phase 3 store closures affecting approximately 160 additional store locations, which we completed during the second quarter of fiscal 2008. As a result of our Chapter 11 filing, we were able to reject the lease agreements related to the closed facilities. At January 6, 2008, we operated 3,889 home video retail stores.

Revenue

Consolidated total revenues decreased 3.5% for fiscal 2007 compared to fiscal 2006. The decrease in revenues was primarily due to negative same-store total revenues and a decline in the average number of stores operated. Same-store total revenues decreased 2.2% for fiscal 2007, which consisted of a 9.0% decline in same-store rental revenue, offset by a 24.1% increase in same-store product revenue. The increase in same-store product revenue was primarily driven by a 34.0% increase in Game Crazy same-store total revenue. Also contributing to the product revenue increase was an increase in the breadth of catalog DVD movies available for sale and new game product offerings.

The Movie Gallery operating segment total revenues decreased 4.2% for fiscal 2007 compared to fiscal 2006. The decrease in revenues was primarily due to a decrease in same-store total revenues and a decline in the average number of stores operated. Same-store total revenues for the Movie Gallery operating segment decreased 1.7% for fiscal 2007, which consisted of a 3.2% decline in same-store rental revenue, offset by a 13.6% increase in same-store product revenue.

The Hollywood operating segment total revenues decreased 11.2% for fiscal 2007 compared to fiscal 2006. The decrease in revenues was primarily due to a decrease in same-store total revenues and a decline in the average number of stores operated. Same-store total revenues for the Hollywood operating segment decreased 2.4% for fiscal 2007, which consisted of a 12.7% decline in same-store rental revenue, partially offset by a 26.0% increase in same-store product revenue.

We believe the following factors contributed to the decline in our same-store rental revenues:

•	the overabundance of DVD titles available for sale in the marketplace;

•	the growth of online rental and bundled subscription plans, caused in part by aggressive pricing and promotion employed by our competition during fiscal 2007;

•	the growth of rental DVD-dispensing kiosk machines;

•	the maturation of the DVD life cycle;

•	the slow adoption of the next generation high definition DVD; and

•

the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television.

The Game Crazy operating segment total revenue increased 30.3%, primarily due to an increase in same-store total revenue of 34.0%, offset by a decline in the average number of stores operated. The increase in same-store revenue was driven by continued demand for the newest hardware platforms, as well as increased software sales. We believe revenues in our Game Crazy segment increased as new hardware platforms were introduced and were accompanied by increased demand for software compatible with the new hardware.

Cost of Sales

The cost of rental revenues includes the amortization of rental inventory, revenue-sharing expenses and the cost of previously viewed rental inventory sold. The gross margin on rental revenue for 2007 was 64.4% compared to 69.1% for fiscal 2006. The decrease was primarily caused by changes in rental amortization estimates that became effective in the third quarter of fiscal 2007, which resulted in a $65.7 million increase in cost of rental revenue. Similar changes in estimates became effective in the first quarter of fiscal 2006, which increased cost of rental revenues by $11.3 million in that period. These changes in estimates are discussed in Note 2. Accounting Policies in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Also contributing to the decline in gross margin was the year-over-year decrease in the average sales price of previously viewed DVD movies, which was caused in part by store closing liquidation sales.

Cost of product sales includes the costs of new video game merchandise and used video game merchandise taken in on trade within the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margin on product sales is subject to fluctuations in the relative mix of the products sold. The gross margin on product sales for fiscal 2007 was 21.0% compared to 24.8% for fiscal 2006. The decrease in product gross margins was primarily due to a shift in the sales mix towards lower-margin products such as game hardware and game software and away from higher-margin products such as concessions. Also contributing to the decrease in fiscal 2007 were the discounted sales price for product sold in the store closing liquidation sales, a $2.6 million lower-of-cost-or-market write down of DVD inventory that was liquidated in store closures, and $3.7 million of write downs on defective Game Crazy inventory.

Operating Costs and Expenses

Store operating costs and expenses include store-level operational expense, store labor, rent accruals on closed stores, depreciation, advertising, and other store expenses. Operational expense includes store lease payments, utilities, banking fees, repairs and maintenance, and store supplies expense. Store labor expense includes salaries and wages, employment taxes, benefits, and bonuses for our store employees. Store operating expense increased $111.4 million, or 9.0%, in fiscal 2007 compared to fiscal 2006. The key components of the increase related to higher rent accruals on closed stores of $164.4 million and higher advertising expense of $15.1 million, partially offset by decreases in depreciation expense of $26.2 million, operational expenses of $25.0 million and other store expense of $17.3 million. Store operating expenses as a percentage of total revenue were 55.2% for fiscal 2007 compared to 48.9% for fiscal 2006.

The following table sets forth our store operating costs and expenses as a percent of total revenue for fiscal 2007 and fiscal 2006:

	Fiscal Years Ended
	December 31, 2006	January 6, 2008	Net Change
Operational expenses	24.5%	24.3%	-0.2%
Store labor expense	18.3%	19.0%	0.7%
Closed store rent accruals expense	0.1%	6.8%	6.7%
Depreciation expense	3.5%	2.5%	-1.0%
Advertising expense	0.9%	1.5%	0.6%
Other store expense	1.6%	1.1%	-0.5%

General and Administrative Expenses

General and administrative expenses decreased $10.3 million, or 5.4%, in fiscal 2007 compared to fiscal 2006. As a percentage of revenue, general and administrative expenses were 7.3% and 7.4% in 2007 and 2006, respectively. The variances in general and administrative expenses as a percentage of revenue from fiscal 2007 to 2006 are primarily due to:

•	Reduction in salaries and wage expense of $21.0 million, of which $14.9 million relates to reduced bonus payments; and

•

Increase in professional fees of $16.9 million, most of which were incurred prior to the filing of the Chapter 11 Cases. Professional fees related to and incurred after the filing of the Chapter 11 Cases are expensed to Reorganization items, net.

Impairments of Assets

Fiscal 2007 Impairments

Impairment Indicators

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FASB Statement No. 142”) and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FASB Statement No. 144”), require interim testing for impairment of other long-lived assets, other definite and indefinite-lived intangible assets and goodwill when impairment indicators are present. FASB Statement No. 144 provides examples of events or changes in circumstances that might indicate that impairment exists for a particular long-lived asset or asset group. During the second quarter of fiscal 2007, it became apparent that our industry in general, and our business in particular, were experiencing a trend of unfavorable events and circumstances that required us to assess the recoverability of the carrying value of certain of our long-lived assets. These events and circumstances also carried into the remainder of fiscal 2007. Among those events and circumstances that we believe to be impairment indicators are:

•	a substantially larger than anticipated drop in year-over-year same store sales and gross margins;

•	a continuing trend of operating losses;

•	additional projected cash flow losses for a substantial number of our stores;

•	a significant drop in our stock price and resulting market capitalization;

•	a significant drop in trading prices for our first and second lien debt and 11% senior notes;

•	recent significant adverse changes in our industry; and

•	our filing of the Chapter 11 Cases in the fourth quarter of fiscal 2007.

Other Long-Lived Assets (Including Definite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment in accordance with FASB Statement No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted above which persisted during fiscal 2007, we performed impairment testing on our long-lived assets at the end of the second, third and fourth quarters of fiscal 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded charges totaling $36.2 million and $28.4 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively, for the fifty-three weeks ended January 6, 2008.

We determined that our definite-lived intangible asset for the customer lists in the Hollywood segment was impaired as a result of increased attrition in active customers. Therefore, we recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles, for the fifty-three weeks ended January 6, 2008.

Indefinite-Lived Intangible Assets

We normally conduct our annual test of the valuation of our Hollywood trademark during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142 as it pertains to indefinite-lived intangible assets. However, due to the impairment indicators noted above, we performed impairment testing on the Hollywood trademark at the end of the second quarter of fiscal 2007. Furthermore, due largely to the subsequent filing of the Chapter 11 Cases on October 16, 2007 and its impact on the fair value of the Hollywood trademark, we performed an additional testing of impairment on the Hollywood trademark as of the end of the third quarter of fiscal 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The basic tenet of the Relief from Royalty method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Assumptions regarding future revenues, a market-driven royalty rate, and a discount rate are among the most significant estimates used in this method. We determined at the end of the second quarter of fiscal 2007 that the carrying value of the Hollywood trademark was greater than its fair value and was therefore deemed to be impaired. The implied fair value of the Hollywood trademark was $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles during the second quarter of fiscal 2007.

In the third quarter of fiscal 2007, we updated certain of our assumptions with respect to our use of the Relief from Royalty method, most notably our assumption regarding the Hollywood trademark royalty rate. We determined that the adjusted carrying value of $75.5 million was greater than the updated fair value of $15.0 million. Accordingly, an additional impairment charge was recorded for $60.5 million in Impairment of other intangibles during the third quarter of fiscal 2007.

Furthermore, we concluded that due to the impairment indicators experienced during the third quarter of fiscal 2007, and the subsequent filing of the Chapter 11 Cases on October 16, 2007, there existed substantial doubt as to whether we could continue to classify our Hollywood trademark as an indefinite-lived intangible asset. According to FASB Statement No. 142, when a company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other definite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives. Therefore, after conducting our tests of impairment, we determined that our Hollywood trademark should be classified as a definite-lived intangible asset with an estimated useful life of ten years.

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

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore we recorded a goodwill impairment charge of $115.6 million in fiscal 2007.

Impairment Estimates and Assumptions

The impairment charges related to our long-lived assets associated with our stores, our definite-lived intangible assets, our indefinite-lived intangible asset, and our goodwill were calculated using our best estimates of future forecasted cash flows from the respective assets and a discount rate consistent with our cost of capital. The nature of these analyses requires significant judgment by management about our future operating results, including revenues, margins, operating expenses and applicable discount rate. If we had used different assumptions and estimates regarding our future operating results or discount rate, the impairment charges might have been materially different. However, we believe that our assumptions and estimates are reasonable and represent our most likely future operating results based upon the current information available.

During fiscal 2007, impairment charges related to our rental inventory totaled $2.8 million. In addition to our property, furnishings, and equipment impairment charges and our customer list and trademark impairment charges, we could incur material impairment charges to our rental inventory in the future. If we were to continue to close a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These potential future asset impairments could have a material adverse effect on our consolidated results of operations.

We will continue to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In circumstances where impairment is determined to exist, we will write down the assets to their fair market value.

See Rental Inventory Amortization and Salvage Values under the heading Critical Accounting Policies and Estimates in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for other charges associated with our rental inventory.

Fiscal 2006 Impairment Testing

Goodwill and Other Indefinite-Lived Intangible Assets

We conducted our annual test of the valuation of goodwill and intangible assets during the fourth quarter of fiscal 2006, in accordance with our policy and the requirements as set forth in FASB Statement No. 142, and determined that no impairment existed.

Stock Compensation Expense

Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants. Beginning in fiscal 2006, we adopted FASB Statement No. 123 (Revised), Accounting for Stock-Based Compensation (“FASB Statement No. 123(R)”). Upon adoption of FASB Statement No. 123(R), we are no longer permitted to account for stock-based compensation using the intrinsic value approach that we had followed in years prior to adoption of FASB Statement No. 123R under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).

Service-based non-vested stock grants vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Performance-based non-vested stock grants entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. In fiscal 2007 and 2006, we recognized $1.6 million and $2.5 million, respectively, in compensation expenses related to service-based stock grants, and $0.0 and $0.6 million, respectively, in expenses related to performance-based stock grants.

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

Our accounting for our stock-based compensation plans in place prior to the Effective Date were recorded in our results of operations for fiscal 2007. Under the Plan, all of our old existing common stock, stock options and restricted stock grants were cancelled on the Effective Date. Holders of Movie Gallery’s old common stock received no distribution under the Plan on account of such interests.

Operating Income

As a result of the impact of the above factors on our revenues, cost of sales and expenses, our operating income decreased by $660.5 million for fiscal 2007, resulting in an operating loss of $564.1 million. The decrease in operating income was principally attributable to the following increases in 2007 expenses over corresponding 2006 expenses:

Incremental Operating Income (Loss) Items

(In Millions)

Closed store rent accruals	$164.4
Impairment of goodwill	115.6
Impairment of other intangibles	158.4
Impairment of property, furnishings, and equipment	64.6
Change in rental inventory amortization estimates	54.4
Decrease in gross margin rates	113.1
Decrease in revenue	89.5
Lower cost of sales on decreased revenue	(35.2)
Other store operating expense (1)	(53.0)
Other reduced expenses	(11.3)

Total	$660.5

(1)	Excludes closed store rent accruals of $164.4 million

Interest Expense, Net

Interest expense, net increased $27.8 million from $120.4 million in fiscal 2006 to $148.2 million in fiscal 2007. The increase is primarily attributed to a debt extinguishment charge of $19.5 million to write off unamortized deferred financing fees primarily related to our previous senior credit facility when it was refinanced in the first quarter of fiscal 2007, an increase in the amount of debt outstanding during fiscal 2007, and higher interest rates during fiscal 2007 due to violations of our covenants under the March 2007 Credit Facility (as defined below). These increases were offset by a reduction in interest expense related to our 11% senior notes due 2012 (“11% Senior Notes”) because interest on these notes was not recorded or paid after the Commencement Date. From the Commencement Date through the end of fiscal 2007, $8.0 million in interest expense on the 11% Senior Notes was not recognized pursuant to the requirements of AICPA Statement of Position (“SOP”) 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

Reorganization Items, Net

Reorganization items, net in our Consolidated Statements of Operations represents reorganization charges incurred since the Commencement Date as a direct result of the Chapter 11 filings. For fiscal 2007, reorganization items, net was a gain of $98.8 million and was comprised of professional fees and non-cash gains and losses resulting from lease rejections. Professional fees include financial and legal services directly associated with the reorganization process and totaled $13.8 million for fiscal 2007. Non-cash gains and losses resulting from lease rejections represents the reduction of lease liabilities due to Bankruptcy Court rejections, partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code. As of January 6, 2008, we received Bankruptcy Court approval to reject approximately 668 leases, resulting in a net non-cash gain of $112.4 million in fiscal 2007.

Income Taxes

Our effective tax rate was a benefit of 0.5% for fiscal 2007, compared to a provision of 6.8% for fiscal 2006. The difference between the statutory rate and the effective rate for 2007 and 2006 is primarily a result of an increase in the valuation allowance of $203 million and $12 million in 2007 and 2006, respectively. In prior years, a valuation allowance was established for our deferred tax assets, the majority of which relates to net operating loss carryforwards that we determined may not be realized through reversal of temporary differences, tax strategies and future taxable income. As a result of the establishment of this valuation allowance, we expect our effective tax rate will be lower in future periods to the extent we are profitable, due to the potential reversal of the valuation allowance. Likewise, if we continue to report net losses before income taxes, we may be required to increase our valuation allowance in future periods and we will not be able to recognize tax benefits in our statement of operations related to future losses. Therefore, we are unable to predict with certainty whether our effective tax rate in the near term will be reflective of our historical pattern.

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“ FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority with full knowledge of all relevant information. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position, results of operations, or cash flow. We recognize interest and penalties relating to income taxes as components of income tax expense. See Note 5. Income Taxes in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Discontinued Operations, Net

On March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, an on-demand movie service, for cash consideration of $3.1 million. However, we were unable to achieve our previously anticipated revenue and customer acquisition levels for MovieBeam, and during the third quarter of fiscal 2007, we decided to pursue the sale of the MovieBeam business and communicated this plan to our lenders and financial advisors. In the fourth quarter of 2007 we ceased operations of our MovieBeam business and have adjusted our financial statements and related notes to classify the fiscal 2007 $11.7 million net loss of this entity as a loss from discontinued operations. Subsequently, in the second quarter of fiscal 2008, we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their $2.1 million carrying value.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, remodeling and relocating existing stores, new technology initiatives, and new store investment. We have historically funded our capital needs primarily by cash flow from operations and borrowings under the revolving portion of our senior credit facilities.

For the fifty-three weeks ended January 6, 2008, net cash used in operating activities was $44.3 million, resulting in an increased use of borrowings under our then-existing senior credit facility to fund our operating and capital needs. At January 6, 2008, we had cash and cash equivalents of $61.3 million and $50.0 million in available borrowings under the DIP Credit Agreement.

Post -Chapter 11 Financing Arrangements

On May 20, 2008, we emerged from chapter 11 protection by consummating the transactions contemplated by the Plan. In connection therewith, the Reorganized Debtors entered into several financing agreements as described below.

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings in an amount not to exceed $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans (the “First Lien Term Loan Facility”), and $23.5 million aggregate principal amount of letters of credit (the “Letter of Credit Facility”). The First Lien Credit Facility amended and restated the first lien term loan and letter of credit facility under our March 2007 Credit Facility outstanding immediately prior to the commencement of the Chapter 11 Cases.

Borrowings under the First Lien Term Loan Facility bear interest at floating interest rates plus applicable margins that are computed in accordance with the First Lien Term Loan Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest).

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012, or 90 days following the date the aggregate principal amount of the term loans does not exceed $20.0 million.

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated on trailing four quarter results using specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of Consolidated Adjusted EBITDA (as defined below), relative to cash interest expense;

•	the leverage test is a measurement of total leverage under the First Lien Credit Facility, including amounts drawn under letters of credit, relative to Consolidated Adjusted EBITDA; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Credit Facility, the Second Lien Credit Facility, amounts drawn under letters of credit and any other secured indebtedness relative to Consolidated Adjusted EBITDA.

For purposes of the First Lien Credit Facility, Consolidated Adjusted EBITDA means our consolidated net income plus interest expense, income tax expense, depreciation expense and amortization expense after giving effect to certain other adjustments described more specifically in the First Lien Credit Facility.

Additionally, the First Lien Term Loan Facility places annual limits on the amount of our consolidated capital expenditures.

The obligations under the First Lien Credit Facility are unconditionally guaranteed by each of our domestic subsidiaries and Movie Gallery Canada. The obligations under the First Lien Credit Facility are also secured by a first priority lien on substantially all of our assets and those of the other guarantors.

On October 6 and 7, 2008, we entered into conversion agreements with certain holders of term loans under our First Lien Credit Facility, pursuant to which such holders assigned approximately $159.0 million aggregate principal amount of term loans (including accrued and unpaid interest thereon) to us. As a result of the assignment, the assigned term loans converted into approximately 15.9 million shares of our New Common Stock at a price of $10 per share. In connection with the conversion, our Audit Committee, with the assistance of outside counsel and a third-party advisory firm, evaluated the fairness of the conversion price from a financial point of view.

Amended and Restated Second Lien Credit Facility

The Second Lien Credit Facility is a senior secured credit facility that provides for term loans in an aggregate principal amount not to exceed $117.1 million. The Second Lien Credit Facility amended and restated the second lien facility that was part of our March 2007 Credit Facility.

Borrowings under the Second Lien Credit Facility bear interest at floating rates plus applicable margins that are computed in accordance with the Second Lien Credit Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest).

The maturity date of the Second Lien Credit Facility is the earlier of November 20, 2012, or the date that the term loans under the First Lien Credit Facility become due and payable in full, whether by acceleration or otherwise.

The Second Lien Credit Facility contains no financial covenants.

The obligations under the Second Lien Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and Movie Gallery Canada. The obligations under the Second Lien Credit Facility are also secured by a second priority lien on substantially all of our assets and those of the other guarantors.

Revolving Credit Facility

The Revolving Credit Facility with various lenders (including affiliates of Sopris) and agents is a senior secured credit facility due May 20, 2011, which provides for revolving loans up to an aggregate principal amount of $100.0 million.

Loans under the Revolving Credit Facility bear interest at floating rates plus applicable margins that are computed in accordance with the Revolving Credit Facility. In addition, we must pay annual commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding loans multiplied by 0.375%.

Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, with the final payment due and payable at the earlier of May 20, 2011 or the date that we terminate the revolving commitments. We may voluntarily prepay any revolving loans in whole or in part without penalty or premium. In the event that at any time the sum of the aggregate principal amount of all outstanding revolving loans exceeds the lesser of the Borrowing Base or the aggregate commitments under the Revolving Credit Facility, we will be required to make prepayments in the amount of such excess. The amount of the Borrowing Base is calculated using a definition contained in the Revolving Credit Facility by reference to the amount of eligible accounts receivable and the liquidation value of our inventory, in each case after certain adjustments described in the Revolving Credit Facility, including the establishment of certain reserves.

The obligations under the Revolving Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and Movie Gallery Canada. The obligations under the Revolving Credit Facility are also secured by a first priority lien on substantially all of our assets and those of the other guarantor. The Revolving Credit Facility constitutes a “first-out” revolving facility, under which the distribution of the proceeds of the collateral will be applied to the repayment of the Revolving Credit Facility prior to the repayment of the borrowings under the First Lien Credit Facility and the Second Lien Credit Facility.

The Revolving Credit Facility contains customary operational covenants for revolving facilities of this type, including covenants that will limit the ability of us, the other guarantors and other subsidiaries to incur or guarantee additional indebtedness, incur liens, make further negative pledges, pay dividends on or repurchase stock, restrict dividends or other distributions from our subsidiaries, make certain types of investments, sell assets, merge with other companies, dispose of subsidiary interests, enter into sales and lease back transactions, enter into transactions with affiliates, or change lines of business. Pursuant to the Revolving Credit Facility, we must also comply with the financial covenants set forth in the First Lien Term Loan Facility.

We have and will use borrowings under the Revolving Credit Facility (i) to fund the transactions contemplated by the Plan and the payment of administrative fees and other fees and expenses relating to our implementation of the Plan, (ii) to pay certain other fees and expenses relating to the Revolving Credit Facility, and (iii) for general working capital and other corporate purposes.

Each of the First Lien Credit Facility, the Second Lien Credit Facility, and the Revolving Credit Facility were filed as exhibits to our Current Report on Form 8-K filed on May 28, 2008 and are incorporated herein by reference, and the foregoing descriptions of these facilities are qualified in their entirety by reference to the text of these facilities.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period”. During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business with letters of credit that may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of warrants.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, the Reorganized Debtors entered into a $150.0 million DIP Credit Agreement among us, certain of our subsidiaries (all of whom were debtors) as Guarantors and the lenders and agents from time to time party thereto.

The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility (“the Revolving Facility”) and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to refinance our revolver under our March 2007 Credit Facility, pay certain transactional expenses and fees incurred by us and support our working capital needs, including general corporate purposes.

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus 2.50% per annum or (ii) at the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement), plus 3.50% per annum. At January 6, 2008, we had $100.0 million outstanding under our DIP Credit Agreement.

On the Effective Date and pursuant to the Plan, the creditors under the DIP Credit Agreement were paid in full and the DIP Agreement was terminated. The preceding description of the DIP Credit Agreement is qualified in its entirety by reference to the text of the DIP Credit Agreement, which was previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 16, 2007, and is incorporated herein by reference.

Impact of Chapter 11 Filing and Effectiveness of the Plan

Prior to the commencement of the Chapter 11 Cases, our principal financing arrangements consisted of our March 2007 Credit Facility and long-term debt securities. Our March 2007 Credit Facility consisted of:

•	a $100 million revolving credit facility, which we refer to as the revolver, which was subsequently refinanced under the DIP Credit Agreement, as discussed above;

•	a $25 million first lien synthetic letter of credit facility;

•	a $600 million first lien term loan; and

•	a $175 million second lien term loan.

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

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us under the March 2007 Credit Facility terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we classified all obligations under the first lien facilities as current liabilities as of January 6, 2008.

The filing of the Chapter 11 Cases also created an event of default under our second lien term loan. Under the terms of the second lien term loan, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we classified our $175 million second lien term loan as a current liability as of January 6, 2008.

The first lien term loan and letter of credit facility and second lien term loan were amended and restated as discussed above in connection with our emergence from Chapter 11 on May 20, 2008.

For additional information regarding the terms of our March 2007 Credit Facility, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under our 11% Senior Notes. Under the terms of the 11% Senior Notes, the outstanding principal balance of all of the 11% Senior Notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. The 11% Senior Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $325 million 11% Senior Notes as a liability subject to compromise, in accordance with SOP 90-7, as of January 6, 2008.

On the Effective Date, the 11% Senior Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of 11% Senior Notes received equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

The filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% senior subordinated notes due 2011 (the “Senior Subordinated Notes”). Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. The Senior Subordinated Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $0.5 million in Senior Subordinated Notes as a liability subject to compromise, in accordance with SOP 90-7, as of January 6, 2008.

On the Effective Date, the Senior Subordinated Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of the Senior Subordinated Notes and other general unsecured claims will receive equity in the Reorganized Debtors.

Other

Subject to certain exceptions in the Bankruptcy Code, the Reorganized Debtors’ petition under chapter 11 automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Moreover, the Plan discharged all pre-petition debts and liabilities not dealt with under the Plan and created an injunction against collecting such debts.

Liquidity

Our liquidity is dependent upon our cash flows from store operations, access to the Revolving Credit Facility, Seasonal Overadvance Facility and vendor financing. Historically, we maintained favorable payment terms with our vendors, which had been a significant source of liquidity for us. During fiscal 2006 and continuing into fiscal 2007, we experienced significant contraction of vendor terms which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the March 2007 Credit Facility and the subsequent filing of the Chapter 11 Cases, many of our significant vendors discontinued extending us trade credit, requiring us to pay for product before it was shipped, and we experienced additional tightening of terms with other vendors. Subsequent to the Effective Date, we have negotiated substantially improved trade credit terms with most of our vendors. Based on our results of operations to date for fiscal 2008, we will likely be required to reduce our purchases of inventory and other uses of working capital that we fund with borrowings under the Revolving Credit Facility and the Seasonal Overadvance Facility in order to remain in compliance with our financial covenants.

The credit and capital markets have recently experienced adverse conditions. Continuing volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions and assuming we are able to adjust our working capital needs to remain in compliance with our financial covenants, we believe that the Revolving Credit Facility and the Seasonal Overadvance Facility, together with improved cash operating results, will provide sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, our business strategy, especially our operational restructuring activities, and no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt, or dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be effectuated on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments.

Other Liquidity

During the second quarter of fiscal 2007, we began to pursue the sale of one of our aircraft in conjunction with our review of non-core assets for disposal. In the fourth quarter of fiscal 2007, this aircraft was sold, net of costs to sell, for $7.5 million.

We expect to make cash payments during the course of fiscal 2008 of approximately $13 million for employee retention and severance programs related to changes in our management team and consolidation of certain corporate functions, and for professional services associated with our various business and operational improvement activities.

Due to our significant operating losses for the fifty-three weeks ended January 6, 2008 as well as our liquidity position, we reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure. We cannot make assurances that our business will not be adversely affected should this reduction in capital and maintenance expenditures contribute to a failure of our management information systems to perform as expected.

Classification of Debt

As of January 6, 2008, all of our pre-petition debt was in default, and a portion of it is subject to compromise. The following table classifies our pre-petition debt in terms of whether it was subject to compromise:

(in millions)	Year Ended January 6, 2008
Short-term debt and long-term debt not subject to compromise:
First lien credit facility	$598.5
Second lien credit facility	183.7
DIP term loan	100.0
Other	1.2

Total debt not subject to compromise	883.4

Long-term debt subject to compromise:
11% Senior Notes due 2012 (net of deferred financing fees and discount)	313.3
Hollywood 9.625% Senior Subordinated Notes due 2011	0.4

Total long-term debt subject to compromise	313.7

Total outstanding debt	$1,197.1

The carrying value of the pre-petition debt will be adjusted for future reporting periods as of the point at which it becomes an allowed claim by the Bankruptcy Court, to the extent the carrying value differs from the amount of the allowed claim.

Statement of Cash Flow Data

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
	(in thousands)
Statements of Cash Flow Data:
Net cash used in operating activities	$(9,779)	$(44,295)
Net cash used in investing activities	(14,912)	(2,346)
Net cash (used in) provided by financing activities	(77,765)	75,818

Operating Activities

The increase in net cash used in operating activities for fiscal 2007 compared to fiscal 2006 was primarily due to a decrease in net income after adjusting for non-cash items such as depreciation, amortization and impairment charges. This decrease was principally driven by a 9.0% decrease in same-store rental revenue. Offsetting the decrease in net income, after adjusting for non-cash items, was a comparative year-over-year decrease in the use of cash for accounts payable. In fiscal 2007 we experienced a net use of cash attributable to accounts payable of $24.0 million. During fiscal 2006, we used $149.9 million of cash toward payment of our accounts payable balances.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For fiscal 2007, net cash used in investing activities was $2.3 million, which included $3.1 million in acquisitions, $7.3 million for improvements to our existing store base, offset by $8.1 million of proceeds from asset disposals. For fiscal 2006, net cash used in investing activities was $14.9 million, which included the addition of 123 stores, offset by $5.0 million of proceeds from asset disposals. Capital expenditure requirements for fiscal year 2008 are estimated at $15.0 million, mainly for improvements to our existing store base.

Financing Activities

Net cash flow related to financing activities for fiscal 2007 was a source of cash of $75.8 million, which included $100.0 million of borrowings under the DIP Credit Agreement. Offsetting the borrowings was $26.6 million of financing fees related to the refinancing of our April 2005 Credit Facility in the first quarter of fiscal 2007. Net cash flow related to financing activities for fiscal 2006 was a use of cash of $77.8 million, primarily due to an excess cash flow payment of $56.9 million under the terms of the April 2005 Credit Facility and lender fees of $5.5 million related to the amendment of that facility.

At January 6, 2008, we had a working capital deficit of $766.4 million. This is primarily due to the reclassification of most of our long-term debt as a current liability and, to a much lesser extent, the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under U.S. GAAP because it is a depreciable asset. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. However, accounts payable incurred in connection with purchases of this inventory are reported as a current liability until paid and accordingly, is recognized as a reduction in working capital.

Off-Balance Sheet Arrangements

As of January 6, 2008, we have derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 11. Long Term Obligations in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

We have no other off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2. Accounting Policies in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions, and such differences can be material. We believe our most critical accounting estimates and those possessing the most subjectivity include our policies with respect to our accounting while in Chapter 11 of the Bankruptcy Code, rental inventory amortization and salvage values, impairment of long-lived assets and intangible assets including goodwill, and deferred income taxes.

Accounting in Chapter 11 of the Bankruptcy Code

Our consolidated financial statements in Item 15 of this Annual Report on Form 10-K have been prepared in accordance with SOP 90-7 on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The amounts and classification of certain items reported in our consolidated financial statements may materially change in subsequent reporting periods as a result of the consummation by the Reorganized Debtors of the transactions contemplated by the Plan.

In accordance with SOP 90-7, we are required to segregate and disclose all pre-petition liabilities that are subject to compromise. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Accordingly, unsecured liabilities of the Reorganized Debtors, other than those specifically approved for payment by the Bankruptcy Court, have been classified as liabilities subject to compromise. The amounts of such liabilities as of the filing of the Chapter 11 Cases were based on October 16, 2007 balances, adjusted in some cases for pro-rated activity from October 1, 2007 to the Chapter 11 filing date. Liabilities subject to compromise are adjusted for changes in estimates and settlement of pre-petition obligations. Refer to Note 9. Liabilities Subject to Compromise in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information regarding liabilities subject to compromise.

Expenses, realized gains and losses, and provisions for losses that result from reorganization are reported separately as Reorganization items, net in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. Refer to Note 8. Reorganized Debtors’ Condensed Combined Financial Statements in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information regarding reorganization items.

Rental Inventory Amortization and Salvage Values

A major component of our cost structure is the amortization of our rental inventory. Rental inventory is amortized to an estimated residual value over an estimated useful life, primarily between six months and two years. We amortize the cost of rental inventory using an accelerated method designed to approximate the rate of revenue recognition. This method is based on historical customer demand patterns from “street date,” which is the date studios release various titles for distribution to our stores, through the end of the average useful life. In order to determine the appropriate useful lives and residual values, we consider the actual historical performance trends of our rental inventory and expectations of future trends and patterns. We develop our estimates of amortization rates and useful lives to approximate the pattern of rental revenue and sales of previously viewed items in our rental inventory. We define the residual value of our rental inventory as estimated disposal proceeds, less the costs to sell, at the point that the inventory is no longer useful to us. Our established residual values are based on a number of factors, including:

•	estimates of the selling prices we expect to realize from our customers on used inventory during normal operations;

•	selling prices experienced during liquidation sales;

•	prices observed in bulk sales of used rental product to third party broker-dealers;

•	price points of unused movies for sale in the general marketplace, including discount retailers;

•

expectations as to the timing of adoption of new formats and the potential future obsolescence of existing formats, such as was experienced in the shift from VHS to standard definition DVD, and more recently with the impending shift from standard definition DVD to Blu-ray high definition DVD; and

•	the residual values established by competitors in our industry.

In the third quarter of fiscal 2007, we completed liquidation sales of our new release and catalog inventory in approximately 70 stores that were closed. In addition, we began to liquidate our inventory at approximately 520 additional stores. During these liquidation sales, the average unit sales price of our DVD catalog rental inventory was below our $4.00 residual value. Further, we realized lower than anticipated sales prices on sales of our new release inventory. We viewed the results of these liquidation sales as a triggering event, which caused us to reassess our estimates and assumptions with respect to our residual values for DVD rental inventory. Effective July 2, 2007, we lowered our estimated per-unit residual value on new releases and catalog DVDs from $4.00 to $3.00. In addition, for the comparatively small percentage of new release purchases that we intend to keep for an extended period of time as catalog, we revised our accelerated amortization rate in order to remain consistent with observed rental patterns. These changes were accounted for as a change in accounting estimate in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“FASB Statement No. 154”). This change in accounting estimate increased cost of rental revenue and loss from continuing operations by $65.7 million, increasing net loss by $65.4 million, net of tax, or $2.04 per diluted share, for fiscal 2007. Similarly, effective January 2, 2006, we reduced the amount capitalized on DVD revenue-sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue-sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue through the second quarter of fiscal 2006 by approximately $11.3 million, reducing net income by $12.2 million, net of tax, or $0.38 per diluted share.

We believe our updated estimated useful lives and residual values are appropriately matched to our current rental business and are consistent with industry trends. However, should rental patterns of consumers change or should market values of previously viewed inventory continue to decline due to the anticipated transition to Blu-ray high definition DVD movies and the recent release of new video game formats, this could necessitate revisions to our current rental amortization rates, further revisions to our estimated residual values or a combination of both. We believe that any acceleration in the rental amortization rates would not have a long-lasting impact, as the majority of our current rental purchases are substantially depreciated within the first two to three months after “street date” under our existing estimates. In the past, we have generally been able to anticipate the rate of transition from one format to another and manage our purchases, as well as inventory mix, to avoid significant losses on the ultimate disposition of previously viewed movies and games. However, we cannot assure you that we will be able to fully anticipate the impact of ongoing or future format transitions, and we could incur losses on sales of previously viewed movies in the future. As of December 31, 2006 and January 6, 2008, we had $340.0 million and $237.4 million, respectively, in rental inventory on our balance sheet.

Impairment of Long-Lived Assets

In accordance with FASB Statement No. 144, we assess the fair value and recoverability of our long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. In order to do this, we make assumptions and estimates regarding the amount and timing of future cash flows, and we select a discount rate that adequately represents the risk inherent in those future cash flows. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the video retail industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value over their fair values.

We recorded impairment charges on property, furnishings and equipment of $64.6 million and on our definite-lived customer lists intangible assets of $2.5 million for the year ended January 6, 2008. If actual operating results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may record additional impairment losses that could be material to our results of operations.

See Note 6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information on impairments of long-lived assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142 and test goodwill for impairment using a fair value approach at the reporting unit level. We are required to test for impairment at least annually, absent a triggering event that would accelerate an impairment assessment. Goodwill is tested at a reporting unit level, which for fiscal 2007 related only to our Hollywood reporting unit, as our Movie Gallery reporting unit carried an immaterial amount of goodwill and our Game Crazy reporting unit carried no goodwill. We consider business and industry trends, estimated future cash flows, market prices for our debt and equity securities, and a discount rate that adequately represents the inherent risks of our estimated future cash flows when calculating the fair values of a reporting unit.

We determined in fiscal 2007 that the goodwill in our Hollywood reporting unit and the immaterial amount of goodwill in our Movie Gallery reporting unit were fully impaired, and we therefore recorded an impairment charge of $115.6 million.

Prior to fiscal 2007, we classified our Hollywood trademark as an indefinite-lived intangible asset. Due to the existence of impairment indicators in fiscal 2007 and the filing of the Chapter 11 Cases on October 16, 2007, we utilized the fair value approach required by FASB Statement No. 142 by applying the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. Assumptions regarding future revenues, a market-driven royalty rate, and a discount rate are among the most significant estimates used in this method. We concluded that the value of our Hollywood trademark was significantly impaired, and we recorded impairment charges totaling $155.9 million for the year ended January 6, 2008.

Furthermore, we concluded that due to the impairment indicators experienced during fiscal 2007, and the subsequent filing of the Chapter 11 Cases on October 16, 2007, there existed substantial doubt as to whether we could continue to classify our Hollywood trademark as an indefinite-lived intangible asset. According to FASB Statement No. 142, when a company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives. Therefore, after conducting our tests of impairment, we determined that our Hollywood trademark should be classified as a definite-lived intangible asset with an estimated useful life of ten years.

See Note 6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information on impairments of goodwill and other indefinite-lived intangible assets.

Deferred Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we conclude that it is more likely than not that all or a portion of deferred tax assets will not be realized through reversals of existing taxable temporary differences, carrybacks to prior years with taxable income, tax planning strategies, or offset to future tax expense attributable to taxable income in future periods. In fiscal 2005, we established a valuation allowance for our deferred tax assets, the majority of which related to net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized. In fiscal 2006 and 2007, we established an additional valuation allowance for the same reasons. In forming our conclusion about the future recoverability of the net operating losses and tax credits, we considered, among other things, the applicable provisions of the federal income tax code, which place certain limitations on the deductibility of acquired net operating loss carryforwards and tax credit carryforwards, as well as other limitations that may apply to the future deductibility of these net operating losses and tax credits. We also considered the availability of reversing taxable temporary differences during the carryforward period, the length of the available carryforward period, recent operating results, our expectations of future taxable income during the carryforward period, Internal Revenue Service, or the IRS, interpretive guidance and judicial rulings. If facts and circumstances in the future should warrant elimination or reduction of our valuation allowance related to these net operating losses and tax credits, our effective income tax rate, which was a provision of 6.8% for fiscal 2006 and a benefit of 0.5% in fiscal 2007, could continue to be substantially different from the statutory federal income tax rate. Likewise, if our future operating results are not consistent with our expectations, or changes in tax law have adverse consequences on us, we may be required to further increase our valuation allowance in future periods. Any such changes could cause our effective tax rate to differ materially from historical trends.

As of January 1, 2007, we adopted FIN No. 48. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority with full knowledge of all relevant information. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position, results of operations, or cash flow. We recognize interest and penalties relating to income taxes as components of income tax expense.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an “ownership change,” as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our 2001 acquisition of Video Update. Another ownership change occurred on the Effective Date, when our previously issued stock was cancelled. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to the federal tax provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. If our estimates of the amount of net operating loss and tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary. Depending on the circumstances, some of these revisions may have an impact on our future income tax expense, while other revisions may be charged or credited to goodwill. Additionally, net operating loss and tax credit carryforwards may be significantly reduced as a result of the consummation of the Plan.

There is a reasonable possibility that an exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential exposure is between $3.2 million and $46 million on a tax-effected basis. Pursuant to the provisions of EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, any adjustments to deferred tax assets recorded at the date of acquisition, due to resolution of this uncertainty (which may not occur for many years), will be recorded as an adjustment to increase or decrease goodwill, regardless of the time that has elapsed since the acquisition date. The effect of a decrease in tax reserves and related valuation allowance established in purchase accounting will be applied (1) first to reduce to zero any goodwill related to the acquisition (of which there is now none), (2) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (3) third to reduce income tax expense.

As part of our accounting for business combinations, some of the purchase price of Hollywood was allocated to goodwill and intangible assets. Due to impairment charges incurred, there is no longer any goodwill associated with the acquisition of Hollywood. Amortization expense associated with separately identified, finite-lived intangible assets, such as the Game Crazy trademark, is not tax deductible, but the tax effects of any future impairment charges or amortization associated with these assets would be offset by deferred taxes created in purchase accounting, and therefore, will not affect our income tax expense or effective tax rate going forward.

In the fourth quarter of 2003, Hollywood applied for a change in accounting method with the IRS to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. Permission was granted for the change in accounting method to accelerate the deduction of store pre-opening supplies. The application for the accelerated deduction of DVD and VHS movies and video games was denied by the IRS in August of 2007. Because we disagreed with the IRS determination, we filed a request for reconsideration of this issue in November of 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FASB Statement No. 157 is effective for our fiscal year beginning January 7, 2008. The adoption of FASB Statement No. 157 did not have a material impact on our consolidated financial position, results of operations, and cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FASB Staff Position No. 157-2”), which amends FASB Statement No. 157 to defer its effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis. We are in the process of evaluating the effect of FASB Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB Statement No. 159”), which provides guidance on applying fair value measurements on financial assets and liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB Statement No. 159 is effective for us for our fiscal year beginning January 7, 2008. The adoption of FASB Statement No. 159 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“FASB Statement No. 141(R)”), which provides guidance on changes to business combination accounting. FASB Statement No. 141(R) includes requirements to recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity, expense acquisition-related transaction costs, and recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141(R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FASB Statement No. 161”), which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No.161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“FSP SOP No. 90-7-a”), which would apply to entities that are required to apply fresh-start reporting under SOP 90-7. FSP SOP No. 90-7-a amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of FSP SOP No. 90-7-a, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April 24, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Item 15 of this Annual Report on Form 10-K and is incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 6, 2008 due to the unremediated material weaknesses over financial reporting as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

As of January 6, 2008, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following material weaknesses in internal control over financial reporting as of January 6, 2008:

Ineffective Controls Over Lease Accounting

The Company’s process related to identifying, understanding, and properly accounting for lease terms that have an accounting impact did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. The material weakness stems from the aggregation of control deficiencies related to the identification of non-standard lease terms, insufficient knowledge of U.S. GAAP accounting for leases, and an inadequate process in place to review and identify all terms included in leases that impact the accounting for leases. The material weakness resulted in us making adjustments to property, furnishings, and equipment, asset retirement obligations, deferred rent, depreciation and amortization expense, rent expense, and store closure reserve accounts in both our annual and interim financial statements for the fiscal year ended January 6, 2008.

Ineffective Controls Over Accurately Reporting Accrued Liabilities

The Company’s process related to identifying, calculating, and properly accounting for accrued liabilities did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner. This material weakness resulted from the aggregation of control deficiencies related to breakdowns in inter-departmental communication, ineffective review processes, and lack of support for some accounting estimates and assumptions related to certain accrued liabilities accounts. While not material either individually or in the aggregate, the adjustments that we were required to make to various accrued liability accounts in our financial statements for the fiscal year ended January 6, 2008 indicated a deficiency in the controls around these processes that did not function to reduce to remote the likelihood that material misstatements would not be prevented or detected in a timely manner.

As a result of the material weaknesses described above, management has concluded that, as of January 6, 2008, our system of internal control over financial reporting was not effective based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

Ineffective Controls Over Lease Accounting

As previously reported, there was a material weakness in our internal control over financial reporting related to controls over lease accounting as of December 31, 2006. This material weakness was not remediated during fiscal 2007.

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

We plan to take the following steps, among others, with respect to our planned remediation of our material weakness over lease accounting:

•	provide additional lease accounting training for staff involved in the review of new and modified lease contracts,

•	improve communication between our Asset Management departments and our Accounting department so as to identify all leases subject to review,

•	improve our secondary review procedures for lease calculations, and

•	develop a database that will ultimately replace spreadsheets for a significant portion of our lease accounting calculations.

Ineffective Controls Over Accurately Reporting Accrued Liabilities

We are in the process of remediating the material weakness in accounting for and reporting of accrued liabilities. In connection with our remediation process we are implementing the following measures:

•	Enhancing procedures and documentation supporting our accrued liabilities.

•	Incorporating more robust management review of our accrued liabilities.

•	Establishing periodic meetings to improve communication and coordination surrounding the recording of our accrued liabilities.

Changes in Internal Control over Financial Reporting

Chapter 11 Reorganization

As discussed above, on October 16, 2007, we and each of our domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have had a significant impact on our business processes and related internal control over financial reporting to, among other things, ensure proper separation and payment of pre-petition and post-petition obligations, and to prepare consolidated financial statements reflecting the changes brought about as a result of the Chapter 11 Cases.

Other Changes in Internal Control over Financial Reporting

As previously noted in our Current Report on Form 8-K filed on May 28, 2008 and effective May 20, 2008, Clarence J. Gabriel, Jr. was appointed as President and Chief Executive Officer of Movie Gallery. As previously noted in our Current Report on Form 8-K filed on June 6, 2008 and effective June 16, 2008, Sherif J. Mityas was appointed as Chief Operating Officer and President of Retail Operations of Movie Gallery. As previously noted in our Current Report on Form 8-K filed on July 25, 2008 and effective July 28, 2008, Lucinda M. Baier was appointed as Chief Financial Officer of Movie Gallery. Additionally, on September 18, 2008, Craig Miller was appointed Chief Information Officer of Movie Gallery, on September 22, 2008, Caroline Guest was appointed Executive Vice President of Human Resources, on October 1, 2008, Pamela Schneider was appointed Executive Vice President, General Counsel and Secretary, and on November 10, 2008, Clifford Torng was appointed Chief Marketing Officer. Additionally, our Senior Vice President – Corporate Controller, resigned in October 2008. Furthermore, on the Effective Date, the following new individuals were appointed to serve on the Audit Committee of the Board of Directors: Mark E. Holliday (Chairman), Robert Fiorella, and Steven Scheiwe.

There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position held by each of our executive officers and directors, as of December 1, 2008:

Name	Age	Position(s) Held
Clarence J. Gabriel, Jr.	54	President, Chief Executive Officer, and Director
Lucinda M. Baier	44	Chief Financial Officer
Sherif J. Mityas	40	Chief Operating Officer and President of Retail Operations
Craig Jeffrey Miller	48	Executive Vice President and Chief Information Officer
Caroline Rogers Guest	49	Executive Vice President of Human Resources
Pamela R. Schneider	49	Executive Vice President, General Counsel and Secretary
Clifford Torng	46	Executive Vice President and Chief Marketing Officer
Robert Fiorella (2)	41	Director
Mark E. Holliday (2)	40	Director
Thomas B. McGrath (1)	52	Director
Steven D. Scheiwe (2)	47	Director
Richard L. Shorten, Jr. (1)	40	Director
Neil S. Subin (1)	43	Chairman of the Board

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

Mr. Gabriel has been our President and Chief Executive Officer since May 2008. Mr. Gabriel was elected to our Board of Directors in August 2008. Before joining the Company, Mr. Gabriel was employed by Transcera International from September 2006 to May 2008, where he served in several executive roles, most recently as Chief Executive Officer. From December 2002 to May 2006, Mr. Gabriel was employed with Albertsons, Inc., most recently serving as Executive Vice President of Marketing, Merchandising and Supply Chain Management. Prior to Albertsons, Mr. Gabriel served as Chairman, President and Chief Executive Officer of Newgistics, Inc. from January 2000 to December 2002 and as Division President of Corporate Express from 1997 to 1999. Prior to that, Mr. Gabriel spent eleven years at Pepsi Cola North America, holding a number of positions, including National Director of Selling and Delivery Operations. He began his career in 1978 at American Hospital Supply Corporation. Mr. Gabriel received a B.S. degree in Human Resources Management from the University of Scranton in Pennsylvania.

Ms. Baier was appointed as our Executive Vice President and Chief Financial Officer in July 2008. Prior to joining Movie Gallery, Ms. Baier served as Senior Vice President and Chief Financial Officer of World Kitchen, LLC since October 2006. From November 2004 to October 2005, Ms. Baier held the offices of President and Chief Operating Officer at Whitehall Jewelers, Inc. She served in various positions at Sears, Roebuck and Co. from December 2000 until April 2004, including Senior Vice President and General Manager for the Credit and Financial Products business and Chief Financial Officer for Credit and Financial Products. Ms. Baier began her career in 1987 at Arthur Andersen & Company, and she is licensed as a CPA in Illinois and Missouri. Ms. Baier received a B.S. and a M.S. in Accounting from Illinois State University.

Mr. Mityas joined Movie Gallery in June 2008 as Chief Operating Officer and President of Retail Operations. Prior to joining Movie Gallery, Mr. Mityas had been employed by A.T. Kearney, Inc, in a variety of positions since 1999, most recently as a Partner and North America Practice Leader. Prior to that, Mr. Mityas served as Senior Manager at Deloitte & Touche Consulting Group from 1996 until 1999 and as an Associate at A.T. Kearney, Inc. from 1994 to 1996. He began his career in 1989 at Pratt &Whitney – United Technologies Corp. as a Senior Aerodynamic Engineer. Mr. Mityas received a B.S. in Aerospace Engineering from Boston University, a M.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, and a M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Mr. Miller was appointed as our Executive Vice President and Chief Information Officer in September 2008. Prior to joining Movie Gallery, Mr. Miller served as Senior Vice President at Bank of America where he held various leadership positions in enterprise information management, business intelligence, mergers and acquisitions, and infrastructure optimization from February 2005 to August 2008. Prior to that, Mr. Miller held various senior level information technology positions at PepsiCo and Pepsi Bottling Group from 1997 to 2005. Mr. Miller began his career in 1981 with Fife Corp. Mr. Miller received a M.S. in Systems Engineering from Polytechnic University and his Bachelor of Engineering from S.U.N.Y Stony Brook.

Ms. Guest was appointed Executive Vice President of Human Resources in September 2008. Prior to joining Movie Gallery, Ms. Guest was a shareholder at Schwabe, Williamson & Wyatt from July 2006 to August 2008 where her law practice focused on employment law and litigation. From 2004 to June 2006, Ms. Guest was a shareholder and head of the labor and employment group at Harrang Long Gary Rudnick P.C. Ms. Guest began her law career in 1994 at Davis Wright Tremaine, LLP. Ms. Guest received her J.D. from University of Oregon School of Law and her B.A. from Smith College.

Ms. Schneider was appointed as our Executive Vice President, General Counsel and Secretary in October 2008. Prior to joining Movie Gallery, Ms. Schneider served as Senior Vice President, General Counsel and Secretary of APAC Customer Services, Inc., from June 2005 until September

2008. From 1996 to 2005, Ms. Schneider was employed by Sears, Roebuck and Co. in a variety of legal positions, most recently as Vice President, Deputy General Counsel – Retail Merchandising and Marketing. Ms. Schneider received her J.D. from the University of Chicago Law School and her B.A. from the University of Pennsylvania.

Mr. Torng was appointed as our Executive Vice President and Chief Marketing Officer in November 2008. Prior to joining Movie Gallery, Mr. Torng worked at Nike, Inc., from May 1996 to October 2008 in a variety of positions, most recently as Director of Marketing for the Jordan brand. From 1991 to 1996, Mr. Torng worked for Saatchi and Saatchi Advertising, most recently as an Executive Director. Mr. Torng started his career in 1985 with Grey Advertising. Mr. Torng received his M.B.A in Marketing and his B.A. from Cornell University.

Mr. Fiorella became a director of Movie Gallery in May 2008. Mr. Fiorella is currently an independent consultant and has been since July 2007. Prior to working as an independent consultant, Mr. Fiorella spent 16 years working in finance for major media and entertainment corporations, including 20th Century Fox Domestic Home Entertainment, Universal Studios Inc., and The Walt Disney Company. From May 2003 to July 2007, Mr. Fiorella served as Sr. Vice President of Finance at 20th Century Fox Domestic Home Entertainment. Mr. Fiorella received a Bachelors degree in economics from Cornell University and a M.B.A. from the Anderson Graduate School of Management at the University of California at Los Angeles.

Mr. Holliday became a director of Movie Gallery in May 2008. Mr. Holliday currently serves as a Partner and Portfolio Manager at Camden Asset Management LP a position he has held since 2003. Mr. Holliday focuses on distressed and bankruptcy related special situations, and has served on numerous ad-hoc and official creditor and equity committees. Additionally, Mr. Holliday has post-reorganization board related experience with Teletrac, Inc., Assisted Living Concepts, Inc., and Reptron Electronics, Inc., as well as the post-confirmation Mirant Corp. litigation trust. Mr. Holliday received a Bachelors degree in Economics from Northwestern University.

Mr. McGrath became a director of Movie Gallery in May 2008. Mr. McGrath currently serves as a Senior Managing Director of Crossroads Media, a private equity backed acquisition vehicle he founded in 2005. In addition to his role with Crossroads Media, Mr. McGrath currently serves as the co-chairman of Screen Capital International, a firm specializing in structuring and placing financing transactions for the motion picture industry. From 1994 to October 2005, Mr. McGrath served as an Executive Vice President of the Viacom Entertainment Group, which included Paramount Pictures, Paramount Television, Paramount Enterprises and associated companies. Mr. McGrath currently serves on the boards of CineWorld UK, Timeplay and V-Media and as a special advisor to Thomson Electronics. Mr. McGrath received a Bachelors degree from Harvard University and an M.B.A. from Harvard Business School.

Mr. Scheiwe became a director of Movie Gallery in May 2008. Mr. Scheiwe currently serves as the President of Ontrac Advisors, Inc., a management and business consulting firm, a position he has held since May 2001. Prior to his time at Ontrac Advisors, Inc., Mr. Scheiwe was the Chief Executive Officer of Teletrac, Inc., a wireless and telecommunications service provider. Mr. Scheiwe currently serves on the boards of Zemex Minerals Holdings, Inc., FiberTower Corporation, Footstar, Inc., American Restaurant Group, Inc. and Friedman’s, Inc. Mr. Scheiwe received a Bachelors degree from the University of Colorado and a J.D. from the Washburn University School of Law.

Mr. Shorten became a director of Movie Gallery in May 2008. Mr. Shorten is the founder and principal of Silvermine Capital Resources, LLC, a consultancy and merchant banking boutique, and has served as its Managing Member since 2003. Prior to his time at Silvermine Capital Resources, LLC, Mr. Shorten was an Executive Vice President and Director at Graphnet, Inc. and a Senior Vice President at Viatel, Inc. and Destia Communications, Inc. Mr. Shorten currently serves on the boards of AboveNet Corporation, Infinia Corporation, and Enterprise Informatics, Inc. Mr. Shorten received a Bachelors degree in economics from Colgate University and a J.D. from Rutgers Law School.

Mr. Subin became a director of Movie Gallery in May 2008 and has served as the Chairman of the Board since that time. Mr. Subin currently serves as the President and a Managing Director of Trendex Capital Management, an investment advisory firm focusing primarily on distressed and troubled companies, a position he has held since 1989. Mr. Subin currently serves on the boards of 360 Networks Corporation, Fibertower Corp., The Leap Wireless International, Inc., Liquidating Trust, Federal-Mogul Corporation and Metricom, Inc. Mr. Subin received a Bachelors degree from Brooklyn College.

Directors are elected to serve until our next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain of our officers and persons who beneficially own more than ten percent of our common stock to file reports of their security ownership and changes in such ownership with the SEC. Such officers, directors and ten percent beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the reports of ownership furnished to us in fiscal 2007 or filed with the SEC and information received from executive officers and directors that no other reports were required for such persons, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the fiscal year ended January 6, 2008, except for the failure to file timely Form 4 reports of a disposition of shares by certain of our executive officers during fiscal 2007, H. Harrison Parrish, one of our former directors, Thomas D. Johnson, Jr., our former Chief Financial Officer and Executive Vice President, and Keith A. Cousins, our former Chief Development Officer and Executive Vice President, resulting from a forfeiture of certain shares of restricted stock held by such individuals, and a Form 4 report of an acquisition of shares by one of our executive officers during fiscal 2007, Jeffrey S. Stubbs, our former Chief Operating Officer and Executive Vice President, resulting from an award of restricted stock received by Mr. Stubbs.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other directors, officers and employees of the Company. Our Code of Business Conduct and Ethics embodies our commitment to conduct business in accordance with the highest ethical standards and all applicable laws, rules and regulations. Our Code of Business Conduct and Ethics is available for review on our website at www.moviegallery.com.

Nomination to Board of Directors

In connection with the reorganization of our Board of Directors upon the effectiveness of the Plan, the Board of Directors determined not to fill the vacancies on the Nominating Committee that previously existed. Instead, the Board of Directors determined, in light of the fact that the Company would be controlled by affiliates of Sopris Capital after effectiveness of the Plan, that it would be appropriate for nominations to the Board of Directors be made by the entire Board of Directors.

Audit Committee of The Board Of Directors

As of December 1, 2008, our Audit Committee is comprised of Robert Fiorella, Mark Holliday, and Steven Scheiwe, each of whom is independent as that term is defined by Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 and by Rule 4200(a)(15) of NASDAQ rules. Our Board of Directors has affirmatively determined that each member of our Audit Committee is financially literate and that Mr. Holliday qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. Our Audit Committee operates under a written charter, a copy of which is posted on our website at www.moviegallery.com.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to the individuals who served as our Chief Executive Officer and our two next most highly compensated executive officers during fiscal 2007, whom we refer to collectively as our Named Executive Officers, or that was otherwise earned by our Named Executive Officers for their services in all capacities during fiscal 2007 and 2006.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Joe T. Malugen,	2007	$1,000,000	$266,208	$—	$—	$1,266,208
President and Chief Executive Officer	2006	1,019,231	319,714	1,625,000	29,953	2,993,898
S. Page Todd,	2007	400,000	118,067	—	—	518,067
Executive Vice President Secretary, General Counsel, and Chief Compliance Officer	2006	400,000	157,814	260,000	11,532	829,346
Jeffrey S. Stubbs,	2007	453,500	129,315	—	—	582,815
President of Retail Operations	2006	356,000	157,814	284,800	2,750	801,364

(1)	Reflects the proportionate amount of the total fair value of the stock awards recognized by the Company as an expense in fiscal 2007 and 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal 2007 and 2006 were determined in accordance with SFAS No. 123(R). The awards for which expense is shown in this table include stock awards granted in fiscal 2007, as well as stock awards granted in fiscal 2005 and 2006 for which we continued to recognize expense in fiscal 2007 and 2006. Effective May 20, 2008, all of the Company’s stock awards were cancelled pursuant to the Company’s Second Amended Joint Plan of Reorganization, which we refer to as the Plan. The assumptions used in determining the grant date fair values of these awards are set forth in Note 12. Stockholders’ Equity, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Reflects annual cash incentive awards earned under our annual incentive program, which provided an annual cash incentive bonus opportunity that could be earned based on the Company’s performance against pre-established performance goals. Our Compensation Committee established EBITDA (earnings before interest, taxes, depreciation and amortization) as the performance measure for 2007 and 2006. EBITDA targets were set for each of our executive officers at the corporate level. In 2007, EBITDA performance at the corporate level did not meet the threshold level, resulting in no incentive payouts to any of our executive officers.

(3)	Tax Gross-Up. In fiscal 2006, Messrs. Malugen and Todd received tax reimbursements of $13,016 and $5,288, respectively, representing reimbursement for the payment of taxes incurred as a result of their personal use of the Company aircraft.

Contributions to 401(k) Plan. In fiscal 2006, Messrs. Malugen, Todd and Stubbs received contributions from the Company of $2,200, $2,750, and $2,750, respectively, to their 401(k) plans.

Personal Use of Company Aircraft. In fiscal 2006, Messrs. Malugen and Todd received transportation related benefits of $14,737 and $3,494, respectively, representing the incremental aggregate cost to the Company of the personal use of the Company aircraft by Messrs. Malugen and Todd. The Company sold its corporate aircraft during fiscal 2007, and there was no personal use of the aircraft in fiscal 2007 prior to the sale. The Company’s incremental cost was based on actual aircraft hours flown per leg per personal trip and did not include amounts reimbursed to the Company by the executive for landing fees, catering and crew expenses (such as meals and lodging). Because corporate aircraft were used primarily for business travel, this methodology excludes fixed costs, which do not change based on usage, such as pilots’ and other employees’ salaries, purchase costs of the aircraft and non-trip-related hangar expenses.

Employment Agreements

Employment Agreement with Mr. Malugen

We entered into a two-year employment agreement with Mr. Malugen, effective August 1994, which automatically renewed annually unless notice was delivered by either party within six months prior to the end of the term. The agreement was amended in April 2000 to increase the annual base salary payable to Mr. Malugen and to provide for additional increases as determined by the Board of Directors or Compensation Committee. The agreement was further amended in September 2007 to comply with Section 409A of the Internal Revenue Code. Effective May 20, 2008, Mr. Malugen no longer serves as President and Chief Executive Officer of the Company, and his employment agreement was terminated.

In December 2005, the Compensation Committee set Mr. Malugen’s annual base salary at $1,000,000, and Mr. Malugen agreed that he would no longer receive a monthly automobile allowance under his employment agreement. The agreement also provided that Mr. Malugen would be eligible to receive a bonus under our executive officer bonus plans. Mr. Malugen participated in the Movie Gallery, Inc. Performance Bonus Plan.

Termination upon Death or Disability. Mr. Malugen’s employment agreement provided that, in the event of his death, his legal representative would be entitled to receive compensation through the last day of the calendar month in which his death occurred, plus a $50,000 payment. In the event Mr. Malugen became disabled such that he was unable to perform his duties under his employment agreement, he would be entitled to receive 100% of his salary for a 90-day period.

Restrictive Covenants. During Mr. Malugen’s employment with the Company and for one year after his termination, he may not directly or indirectly compete with the Company. In addition, during the term of his employment with the Company and thereafter, Mr. Malugen may not disclose the Company’s confidential information.

Employment Agreements with Messrs. Stubbs and Todd

We entered into one-year employment agreements with each of Messrs. Stubbs and Todd, effective April 2007 and November 1997, respectively, which automatically renewed annually unless notice was delivered by either party 30 days prior to the end of the term. The agreements with Messrs. Stubbs and Todd were amended in September 2007 to comply with Section 409A of the Internal Revenue Code. Mr. Stubbs’ employment agreement was terminated in connection with his resignation effective June 14, 2008, and Mr. Todd’s employment agreement terminated effective August 29, 2008 in connection with the termination of his employment.

Under the terms of the agreements, Messrs. Stubbs and Todd each received an annual base salary, in fiscal 2007 $525,000 and $400,000, respectively, subject to increase by the Board of Directors or Compensation Committee, and each were eligible to receive a bonus under the Company’s executive officer bonus plan. The agreements also provided for other benefits applicable to executive personnel.

Termination without Cause in Connection with a Change of Control. If 180 days prior or subsequent to a change of control or in connection with a change of control, the Company terminated the executive’s employment without cause (as defined in the employment agreements and including non-renewal by the Company), Mr. Todd was entitled to an amount equal to 18 months of base salary, and Mr. Stubbs was entitled to an amount equal to 24 months of base salary, each payable within 30 days of the termination. In addition, all of the executive’s stock options would become fully vested, and if the executive elected to continue group health coverage under COBRA, for a 12-month period, the executive was entitled to receive a monthly payment equal to the group health coverage premium paid by the Company for the executive at the time of termination. The employment agreements defined a change of control as (i) a merger or consolidation where the Company is not the surviving company; (ii) the transfer of substantially all of the assets or stock of the Company; or (iii) a change of control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934, and any person or persons acting in concert (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial holder, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities.

Constructive Termination upon or in Connection with a Change of Control. If 180 days prior or subsequent to a change of control or in connection with a change of control, the executive’s employment was terminated due to a constructive termination (as defined in the employment agreements), Mr. Todd was entitled to an amount equal to 18 months of base salary, and Mr. Stubbs was entitled to an amount equal to 24 months of base salary, each payable within 30 days of the termination. In addition, all of the executive’s stock options would become fully vested, and if the executive elected to continue group health coverage under COBRA, for a 12-month period, the executive was entitled to receive a monthly payment equal to the group health coverage premium paid by the Company for the executive at the time of termination. The employment agreements defined a constructive termination as a separation from service with the Company during the term of the agreement due to the executive’s resignation within a period of two years after the occurrence of one of the following without the executive’s consent: (i) a material diminution in executive’s base salary or target annual bonus; (ii) a material diminution in the executive’s authority, duties or responsibilities; (iii) a material change in the primary geographic location at which the executive provides services to the Company, or (iv) any material breach by the Company of the agreement.

Other Termination by the Company without Cause or Other Constructive Termination. If (i) the Company otherwise terminated the executive’s employment without cause, or (ii) the executive’s employment was otherwise terminated due to a constructive termination, Mr. Todd was entitled to an amount equal to 12 months of base salary, payable over the shorter of the 12-month period following the termination or the period beginning on the date of termination and ending 2  1/2 months following the end of the calendar year in which the termination occurred, and Mr. Stubbs was entitled to an amount equal to 24 months of base salary, payable over the period beginning on the date of termination and ending 2  1/2 months following the end of the calendar year in which the termination occurred. In addition, all of the executive’s stock options would become fully vested, and if the executive elected to continue group health coverage under COBRA, for a 12-month period, the executive was entitled to receive a monthly payment equal to the group health coverage premium paid by the Company for the executive at the time of termination.

Restrictive Covenants. During the executive’s employment with the Company and for one year after the executive’s termination, the executive may not directly or indirectly compete with the Company or solicit employees of the Company or its subsidiaries. During Mr. Todd’s employment with the Company and for two years after his termination, he may not disclose the Company’s confidential information. During Mr. Stubbs’ employment with the Company and for five years after termination, he may not disclose the Company’s confidential information. Mr. Stubbs’ employment agreement further provided that he may not disparage the Company during his employment with the Company and for one year after termination.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning equity awards that are outstanding as of January 6, 2008 for each of our Named Executive Officers. Effective May 20, 2008, all of the Company’s option and stock awards, including those described below, were cancelled pursuant to the Plan, and holders of vested and unvested options received nothing for such options and awards.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joe T. Malugen	—	$—	—	45,833	$917	—	$—
S. Page Todd	67,500	1.83	12/13/2009	21,666	433	—	—
	33,750	1.42	12/19/2009
	15,000	14.50	3/14/2012
	20,000	20.58	9/18/2013
Jeffrey S. Stubbs	9,750	1.42	12/19/2010	46,666	933	—	—
	30,000	14.50	3/14/2012
	20,000	20.58	9/18/2013

(1)	Includes restricted stock awarded to each of the Named Executive Officers on March 25, 2005 and June 8, 2006 and to Mr. Stubbs on June 9, 2007 under the Movie Gallery, Inc. 2003 Stock Plan, as amended. The restricted stock awarded in 2005 was scheduled to vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date, and the restricted stock awarded in 2006 was scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date. The restricted stock awarded to Mr. Stubbs in 2007 was scheduled to vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date.

(2)	Calculated based on the closing price of the Company’s stock on January 4, 2008 of $0.02 per share.

Director Compensation

During fiscal 2007, non-employee directors received an annual fee of $48,000, a fee of $2,000 for each Board meeting the director attended in person and a $1,000 fee for each Board meeting in which the director participated telephonically. Audit Committee members received a fee for each meeting of $2,500 for the chairman of the committee and $1,500 for each other committee member. Fees for each other committee meeting were $2,000 for the chairman of the committee and $1,000 for each other committee member. No equity awards were granted to any of our non-employee directors during fiscal 2007.

The following table summarizes the cash and equity compensation paid to our directors for fiscal 2007.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (3)	Total
John J. Jump	$132,500	$30,275		$162,775
James C. Lockwood	163,500	30,275		193,775
William B. Snow	135,500	30,275		165,775
H. Harrison Parrish	—	104,933	125,000	229,933

(1)	Joe T. Malugen, the Company’s former Chairman of the Board, President and Chief Executive Officer, is not included in this table as he was a Named Executive Officer of the Company and received no compensation for his services as a director. The compensation received by Mr. Malugen as an employee of the Company is shown in the Summary Compensation Table above.

(2)	Reflects the proportionate amount of the total fair value of stock awards recognized by the Company as an expense in 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in 2007 were determined in accordance with SFAS 123(R). The assumptions used in determining the grant date fair values of these awards are set forth in Note 12. Stockholders’ Equity, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table shows: (i) the grant date fair value of restricted shares received by Messrs. Jump, Lockwood and Snow, as determined in accordance with FAS 123R, (ii) the total number of restricted shares held as of January 6, 2008 and (iii) the total number of stock options held as of January 6, 2008:

Name	Grant Date Fair Value of Restricted Shares Granted in 2007	Total Number of Restricted Shares Held as of January 6, 2008	Total Option Awards Outstanding as of January 6, 2008
John J. Jump	$—	—	20,000
James C. Lockwood	—	—	20,000
William B. Snow	—	—	20,000

(3)	H. Harrison Parrish, the Company’s former Vice Chairman of the Board and Senior Vice President—Concessions, was an employee of the Company during his service on the Board of Directors and did not receive any compensation for his services as a director. Mr. Parrish received total compensation of $125,000 as an employee of the Company in fiscal 2007. The compensation received in fiscal 2007 by Mr. Parrish as an employee of the Company includes $125,000 of salary compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock, as of December 1, 2008, by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, who we know beneficially owns more than 5% of our outstanding common stock. Except as indicated by footnote, and except for community property laws where applicable, we believe, based on information provided to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address (1)	Number of Shares (2)	Percent (3)
Directors and Executive Officers
Clarence J. Gabriel, Jr.	186,932	*
Lucinda M. Baier	46,733	*
Sherif J. Mityas	70,099	*
Craig Jeffrey Miller	46,733	*
Caroline Rogers Guest	46,733	*
Pamela R. Schneider	46,733	*
Clifford Torng	46,733	*
Robert Fiorella	—	*
Mark E. Holliday	—	*
Thomas B. McGrath	—	*
Steven D. Scheiwe	—	*
Richard L. Shorten, Jr.	—	*
Neil S. Subin	—	*

All Directors and Executive Officers as a group (13 persons)	—	*
5% Holders
Sopris Capital, LLC and affiliates (4)	34,292,256	86.3%
TCS Capital GP, LLC and affiliates (5)	1,964,527	5.2%

*	Less than 1%.

(1)	Unless otherwise specified, the address of each beneficial owner listed in the table above is c/o Movie Gallery, Inc., 9275 SW Peyton Lane, Wilsonville, Oregon 97070.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. Shares issued to the identified person pursuant to options or warrants that are not exercisable within 60 days of December 1, 2008 are not deemed to be outstanding or to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person or the percentage of all directors and executive officers as a group.

(3)	The percentage of beneficial ownership is based on 37,433,487 shares of common stock outstanding as of December 1, 2008 and does not include 2,395,540 shares of common stock reserved for future issuance to holders of certain allowed claims under the Plan.

(4)

Information provided pursuant to a Schedule 13D and Forms 3 and 4 filed jointly by Sopris Capital LLC, or Sopris Capital, EnterAspen Limited, or EnterAspen, Sopris Partners Series A of Sopris Capital Partners, L.P., or Sopris Partners, Sopris DP Series A of Sopris DP, L.P., or Sopris DP, The Richmond Fund, LP, or Richmond Fund, DQ Ltd., Rovida Holdings Limited, or Rovida, RR Investment Company Ltd., or RR Investment, Sopris Capital Advisors, LLC, or Sopris Advisors, Aspen Advisors, LLC, or Aspen Advisors, and Nikos Hecht. Sopris Capital

has shared voting and dispositive power over 11,925,326 shares of the Company’s common stock, including 1,091,480 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. EnterAspen has shared voting and dispositive power over 9,074,160 shares of the Company’s common stock, including 924,088 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. Sopris Partners has shared voting and dispositive power over 11,368,305 shares of the Company’s common stock, including 783,838 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. Sopris DP has shared voting and dispositive power over 557,021 shares of the Company’s common stock. Richmond Fund shares voting and dispositive power over 198,407 shares of the Company’s common stock. DQ Ltd. has shared voting and dispositive power over 6,547,181 shares of the Company’s common stock. Rovida shares voting and dispositive power over 3,273,591 shares of the Company’s common stock. RR Investment has shared voting and dispositive power over 3,273,591 shares of the Company’s common stock. Sopris Advisors shares voting and dispositive power over 30,208,841 shares of the Company’s common stock, including 1,732,573 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. Aspen Advisors has shared voting and dispositive power over 4,083,415 shares of the Company’s common stock, including 556,671 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. Nikos Hecht has shared voting and dispositive power over 34,292,256 shares of the Company’s common stock, including 2,289,244 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. According to the Schedule 13D, Sopris Capital is the general partner of Sopris Partners and Sopris DP; Aspen Advisors and Sopris Advisors are each investment managers for Sopris Partners, Sopris DP, EnterAspen, Richmond Fund, DQ Ltd., Rovida, and RR Investment; and Mr. Hecht is the managing member of Aspen Advisors and Sopris Advisors, the sole member of the managing member of Sopris Capital, and the owner of a majority of the membership interests in each of Aspen Advisors, Sopris Advisors and Sopris Capital. The principal business office of EnterAspen is First Caribbean House, 4th Floor, P.O. Box 487, Grand Cayman, Cayman Islands, KY1-1106. The principal business office of Richmond Fund is 6806 Paragon Place, Suite 290, Richmond, VA 23230. The principal business office of DQ Ltd. is Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, Georgetown, Grand Cayman, Cayman Islands KY1-1103. The principal business office of each of Rovida and RR Investment is P.O. Box 10459 APO, 62 Forum Lane, Camana Bay, Grand Cayman, Cayman Islands KY1-1004. The principal business office of each of Sopris Partners, Sopris Capital, Sopris Advisors and Mr. Hecht is 314 S. Galena Street, Suite 300, Aspen, CO 81611. The principal business office of Aspen Advisors is 152 West 57th Street, New York, NY 10019.

(5)	Information provided pursuant to a Schedule 13G filed jointly by TCS Capital GP, LLC, or TCS Capital, TCS Capital Investments, L.P., or TCS, and Eric Semler. TCS Capital has sole voting and dispositive power over 1,239,763 shares of the Company’s common stock, including 136,655 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. TCS Capital GP, LLC has sole voting and dispositive power over 1,964,527 shares of the Company’s common stock, including 216,540 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. Mr. Semler has sole voting and dispositive power over 1,964,527 shares of the Company’s common stock, including 216,540 shares subject to warrants currently exercisable or exercisable within 60 days of December 1, 2008. TCS Capital is the general partner of TCS, and Mr. Semler is the principal of TCS Capital. The principal business address of TCS Capital, TCS and Eric Semler is 888 Seventh Avenue, Suite 1504, New York, NY 10019. Due to the beneficial ownership described above, each of the persons listed above may be deemed to be the “parent” of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of January 6, 2008. We do not have any equity compensation plans that have not been approved by our stockholders. Effective May 20, 2008, all of the Company’s outstanding securities were cancelled pursuant to the Plan.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average of Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	661,758	$14.80	3,415,923	(1)
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	661,758	$14.80	3,415,923

(1)	Reflects shares available for issuance under the Movie Gallery, Inc. 2003 Stock Plan pursuant to the grant or exercise of stock options, stock appreciation rights and restricted stock.

In addition, the Company reserved 2,828,226 shares of common stock for issuance under its 2008 Omnibus Equity Incentive Plan of which 1,414,113 shares were granted within 60 days of the Effective Date of the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Transactions with Related Parties

Air Conditioning Associates, Inc., or ACA, is owned by the father-in-law and brother-in-law of Mr. Malugen, our former Chairman of the Board, President and Chief Executive Officer. ACA administers the repair and maintenance function for the Company’s store base and corporate offices in addition to providing HVAC materials and related services. We have achieved overall cost savings under this management agreement and have improved our system for managing company-wide repair and maintenance needs. During the fiscal year ended January 6, 2008, we paid ACA approximately $861,315. We had no outstanding accounts payable to ACA as of January 6, 2008. On January 9, 2007, we entered into a contract with ACA to provide these services following a “request for proposal” process reviewed by our Audit Committee.

J. Todd, Inc., d/b/a Todd & Sons, or Todd & Sons, is owned by the brother of Mr. Todd, our former Executive Vice President, Secretary, General Counsel and Chief Compliance Officer. Todd & Sons supplies the Company with certain clothing and promotional items on an as-needed basis. We have no minimum purchase requirements or contractual obligations with Todd & Sons. During the fiscal year ended January 6, 2008, we paid Todd & Sons $141,009. We had $297 in outstanding accounts payable to Todd & Sons as of January 6, 2008.

We lease from MEL, LLC approximately 3,500 square feet of retail space in a shopping center in Dothan, Alabama for one of our Movie Gallery stores. At the time we initially executed the lease, Mr. Malugen, our former Chairman of the Board, President and Chief Executive Officer, held a one-third interest in MEL. The initial lease term commenced in February 2003 and was for five years with three, three-year renewal options. The lease payments required under the initial five-year term of the lease total approximately $144,000. During the fiscal year ended January 6, 2008, we paid MEL approximately $29,784 for lease payments. The lease was renewed pursuant to its terms for three years commencing in June 2008. The lease payments required under the renewal term of the lease total approximately $90,000. We had $1,252 in outstanding accounts payable to MEL as of January 6, 2008. In fiscal 2008, MEL, LLC sold its interest in the property leased by us; the lease was assigned to the new landlord, who is not a related party.

We believe that the terms of all transactions described above are no less favorable than terms that could have been obtained from third parties.

Director Independence

Our Board of Directors has affirmatively determined that Messrs. Fiorella, Holliday, McGrath, Scheiwe, Shorten and Subin, encompassing six of our seven directors, are independent, as defined by NASDAQ rules. Our Board of Directors has two standing committees—the Compensation Committee and the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected Ernst & Young LLP as the Company’s independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending January 6, 2008. Ernst & Young LLP audited our financial statements and provided certain accounting services for the fiscal year ended December 31, 2006.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our financial statements for the fiscal years ended January 6, 2008 and December 31, 2006, and fees for other services rendered by Ernst & Young LLP during those periods.

	Fiscal Year Ended
Type of Fees	December 31, 2006	January 6, 2008
Audit Fees (1)	$3,715,559	5,175,895
Audit-Related Fees (2)	42,498	0
Tax Fees (3)	57,000	14,628
All Other Fees (4)	1,500	1,500

Total	$3,816,557	5,192,023

(1)	Audit Fees—These are fees for professional services performed by Ernst & Young LLP for the audit of our annual consolidated financial statements and the required reviews of our financial statements included in our quarterly reports on Form 10-Q. Audit fees for 2006 also include the audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting.

(2)	Audit-Related Fees—These are fees billed to us for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions and attestation services that are not required by statute or regulation, performed by Ernst & Young LLP for fiscal 2007 and fiscal 2006, that are reasonably related to the performance of the audit or review of our financial statements. Audit-related fees for fiscal 2006 related to due diligence in connection with potential transactions and consultations in connection with preparing responses to SEC comment letters.

(3)	Tax Fees—These are fees for professional services performed by Ernst & Young LLP related to tax compliance, tax advice and tax planning.

(4)	All Other Fees—For fiscal 2006 and 2007, other fees consisted of subscriptions to on-line accounting resource materials provided by Ernst & Young LLP. Ernst & Young LLP did not provide any other services for fiscal 2006 and 2007.

Our Audit Committee has reviewed the services rendered and the fees billed by Ernst & Young LLP for fiscal 2007. The Audit Committee has determined that the services rendered and the fees billed for fiscal 2007 that were not related to the audit of our financial statements are compatible with the independence of Ernst & Young LLP as our independent registered public accounting firm.

On November 25, 2008, the Audit Committee engaged Burr, Pilger & Mayer LLP (“BPM”) as the Company’s independent registered public accounting firm for its fiscal year ended January 4, 2009.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm, including those audit and non-audit services performed in fiscal 2007. Under the Audit Committee pre-approval policy, advance approval is required of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listed below are all financial statements, notes, schedules and exhibits filed as part of our Annual Report on Form 10-K for the year ended January 6, 2008:

(1)	FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Registered Public Accounting Firm dated December 18, 2008, are filed herewith:

Consolidated Balance Sheets as of December 31, 2006 and January 6, 2008.

Consolidated Statements of Operations for the fiscal years ended December 31, 2006 and January 6, 2008

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the fiscal years ended December 31, 2006 and January 6, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006 and January 6, 2008.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL SCHEDULES

All financial schedules are omitted, as the required information is inapplicable or the information is presented in the respective Consolidated Financial Statements or related notes.

(3)	EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

EXHIBIT TABLE

2.1	Second Amended Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications. (1)

3.1	Amended and Restated Certificate of Incorporation of Movie Gallery, Inc. (2)

3.2	Amended and Restated Bylaws of Movie Gallery, Inc. (2)

4.1	Form of Stock Certificate of Common Stock. (2)

4.2	Series A Warrant Agreement, dated as of May 20, 2008, by and between Movie Gallery, Inc. and American Stock Transfer and Trust Company, as Warrant Agent. (2)

4.3	Form of Warrant Certificate for $10.00 Warrants. (2)

4.4	Form of Warrant Certificate for $0.01 Warrants. (2)

10.1	Form of Indemnity Agreement. (3)

10.2	Employment Agreement between M.G.A., Inc. and Joe Thomas Malugen. (3)

10.2.1	First Amendment to Employment Contract between M.G.A., Inc. and J.T. Malugen, dated April 3, 2000. (4)

10.2.2	Second Amendment to Employment Agreement between Movie Gallery US, LLC and J.T. Malugen, dated September 14, 2007 (5).

10.3	Executive Employment Agreement between M.G.A., Inc. and S. Page Todd, dated November 14, 1997. (6)

10.4	Executive Employment Agreement between Movie Gallery US, LLC and Jeffrey S. Stubbs, dated August 1, 2007. (7)

10.4.1	First Amendment to Employment Agreement between Movie Gallery US, LLC and Jeffrey S. Stubbs, dated September 14, 2007. (5)

10.8	Employment Agreement, dated as of May 20, 2008, by and between Clarence J. Gabriel, Jr. and Movie Gallery, Inc. (2)

10.9	Employment Agreement, dated as of June 9, 2008, by and between Sherif Mityas and Movie Gallery, Inc. (8)

10.10	Employment Agreement, dated as of July 21, 2008, by and between Lucinda M. Baier and Movie Gallery, Inc. (9)

10.11	Registration Rights Agreement, dated as of May 20, 2008, by and among Movie Gallery, Inc., Sopris Capital Advisors LLC and its Affiliates. (2)

10.12	Amended and Restated First Lien Credit and Guaranty Agreement, dated as of March 8, 2007, as amended and restated as of May 20, 2008, among Movie Gallery, Inc., certain subsidiaries of Movie Gallery, Inc., as guarantors, Wilmington Trust Company, as administrative agent, Deutsche Bank Trust Company Americas, as collateral agent, and the lenders and other financial institutions parties thereto. (2)

10.13	Amended and Restated Second Lien Credit and Guaranty Agreement, dated as of May 20, 2008, among Movie Gallery, Inc., certain subsidiaries of Movie Gallery, Inc., as guarantors, Wells Fargo Bank, N.A., as administrative agent and collateral agent, and the lenders and other financial institutions parties thereto. (2)

10.14	Revolving Credit and Guaranty Agreement, dated as of May 20, 2008, among Movie Gallery, Inc., certain subsidiaries of Movie Gallery, Inc., as guarantors, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger, The Bank of New York, as administrative agent, Deutsche Bank Trust Company Americas, as collateral agent, and the lenders and other financial institutions parties thereto. (2)

10.15	Summary of Non-Employee Director Compensation.

10.16	Executive Employment Agreement, dated September 22, 2007, by and between Movie Gallery US, LLC and Thomas D. Johnson, Jr. (10)

10.17	Movie Gallery, Inc. Performance Bonus Plan. (11)

10.18	Form of First Amendment to Executive Employment Agreement with S. Page Todd dated September 14, 2007. (5)

10.19	Movie Gallery, Inc. 2008 Omnibus Equity Incentive Plan (12)

10.20	Form of Conversion Agreement, dated October 5, 2008 (13)

10.21	Form of Conversion Agreement, dated October 7, 2008 (14)

14	Amended and Restated Movie Gallery, Inc. Code of Business Conduct and Ethics. (15)

21	List of Subsidiaries.

24.1	Power of attorney executed by Robert Fiorella, Mark E. Holliday, Thomas B. McGrath, Steven D. Scheiwe, Richard L. Shorten, Jr., and C.J. Gabriel, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed on April 16, 2008, as Exhibit 99.2 to Company’s Current Report on Form 8-K, and incorporated herein by reference.

(2)	Previously filed on May 28, 2008, as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Previously filed on June 10, 1994, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 033-80120), and incorporated herein by reference.

(4)	Previously filed on May 17, 2000, as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, and incorporated herein by reference.

(5)	Previously filed on June 27, 2008, as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.

(6)	Previously filed on April 6, 1998, as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 4, 1998, and incorporated herein by reference.

(7)	Previously filed on August 3, 2007, as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(8)	Previously filed on June 11, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(9)	Previously filed on July 25, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K. and incorporated herein by reference.

(10)	Previously filed on October 17, 2007, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(11)	Previously filed on June 14, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(12)	Previously filed on June 17, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(13)	Previously filed on October 7, 2008, as Exhibit 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(14)	Previously filed on October 8, 2008, as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(15)	Previously filed on August 3, 2005, as Exhibit 14 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE GALLERY, INC.

By:	/s/ Clarence J. Gabriel, Jr.
Clarence J. Gabriel, Jr.
President, Chief Executive Officer and Director

Date:	December 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Clarence J. Gabriel, Jr. Clarence J. Gabriel, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2008

By:	/s/ Lucinda M. Baier Lucinda M. Baier	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2008

By:	Neil S. Subin	Chairman of the Board of Directors

By:	/s/ Robert Fiorella * Robert Fiorella	Director	December 18, 2008

By:	/s/ Mark E. Holliday * Mark E. Holliday	Director	December 18, 2008

By:	/s/ Thomas B. McGrath * Thomas B. McGrath	Director	December 18, 2008

By:	/s/ Steven D. Scheiwe * Steven D. Scheiwe	Director	December 18, 2008

By:	/s/ Richard L. Shorten, Jr. * Richard L. Shorten, Jr.	Director	December 18, 2008

*	Pamela R. Schneider, as attorney in fact for each person indicated.

Financial Statements

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	January 6, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,953	$61,312
Merchandise inventory	140,614	149,908
Prepaid expenses	45,324	42,273
Store supplies and other	20,211	16,358
Assets held for sale	—	2,085
Deferred income taxes	209	—

Total current assets	239,311	271,936
Rental inventory, net	339,981	237,433
Property, furnishings and equipment, net	242,935	106,753
Goodwill, net	115,569	—
Other intangibles, net	181,912	20,874
Deferred income tax asset, net	—	1,153
Deposits and other assets	33,569	25,176
Investment in subsidiaries	—	—

Total assets	$1,153,277	$663,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term obligations	$4,580	$883,366
Accounts payable	86,380	24,737
Accrued liabilities	80,432	56,105
Accrued payroll	47,896	22,113
Accrued interest	6,774	9,327
Deferred revenue	42,055	42,726

Total current liabilities	268,117	1,038,374
Long-term obligations, less current portion	1,087,875	—
Other accrued liabilities	33,716	20,856

Total liabilities not subject to compromise	1,389,708	1,059,230

Liabilities subject to compromise	—	460,116

Total liabilities	1,389,708	1,519,346

Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $.10 par value; 2000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized 32,282 and 31,840 shares issued and outstanding	32	32
Additional paid-in capital	197,961	200,069
Accumulated deficit	(443,602)	(1,066,000)
Accumulated other comprehensive income	9,178	9,878

Total stockholders’ deficit	(236,431)	(856,021)

Total liabilites and stockholders deficit	$1,153,277	$663,325

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Revenue:
Rentals	$2,030,251	$1,828,002
Product sales	511,682	624,443

Total revenue	2,541,933	2,452,445
Cost of sales:
Cost of rental revenue	626,918	650,939
Cost of product sales	384,933	493,148

Gross profit	1,530,082	1,308,358
Operating costs and expenses:
Store operating expenses	1,241,838	1,353,258
General and administrative	189,114	178,767
Amortization of intangibles	2,838	2,649
Impairment of goodwill	—	115,570
Impairment of other intangibles	—	158,422
Impairment of property, furnishings and equipment	—	64,579
Other income	(43)	(768)

Operating income (loss)	96,335	(564,119)
Interest expense, net (includes $19,544 write-off of debt issuance costs for fiscal 2007; contractual interest for fiscal 2007 was $156,670)	120,410	148,201

Loss before reorganization items and income taxes	(24,075)	(712,320)
Reorganization items, net	—	(98,781)

Loss before income taxes	(24,075)	(613,539)
Income taxes (benefit)	1,645	(2,859)

Net loss from continuing operations	(25,720)	(610,680)
Discontinued operations:
Loss from discontinued operations	—	11,718
Income taxes (benefit)	—	—

Net loss from discontinued operations	—	11,718
Net loss	(25,720)	(622,398)

Basic loss per share:
Loss from continuing operations	$(0.81)	$(19.02)
Loss from discontinued operations	$—	$(0.37)

Basic loss per share	$(0.81)	$(19.39)

Diluted loss per share:
Loss from continuing operations	$(0.81)	$(19.02)
Loss from discontinued operations	$—	$(0.37)

Diluted loss per share	$(0.81)	$(19.39)

Weighted average shares outstanding:
Basic	31,800	32,099
Diluted	31,800	32,099

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Consolidated Statements of Stockholders’ Deficit

and Comprehensive Loss

(In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$32	$199,151	$(417,882)	$(4,128)	$10,009	$(212,818)
Comprehensive loss:
Net loss	—	—	(25,720)	—	—	(25,720)
Foreign currency translation	—	—	—	—	171	171
Change in fair value of of interest rate swap	—	—	—	—	(1,002)	(1,002)

Total comprehensive loss						(26,551)
Stock based compensation - restricted stock	—	2,938	—	—	—	2,938
Post APB 25 adoption of FAS 123R	—	(4,128)	—	4,128	—	—

Balance at December 31, 2006	$32	$197,961	$(443,602)	$—	$9,178	$(236,431)
Comprehensive loss:
Net loss	—	—	(622,398)	—	—	(622,398)
Foreign currency translation	—	—	—	—	2,506	2,506
Change in fair value of of interest rate swap	—	—	—	—	(1,806)	(1,806)

Total comprehensive loss						(621,698)
Stock based compensation - restricted stock	—	2,108	—	—	—	2,108

Balance at January 6, 2008	$32	$200,069	$(1,066,000)	$—	$9,878	$(856,021)

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Operating activities:
Net loss:	$(25,720)	$(622,398)
Adjustments to reconcile net loss to net cash used in operating activities
Rental inventory amortization	412,866	384,185
Purchases of rental inventory	(381,380)	(344,586)
Purchases of rental inventory - base stock	(11,213)	(692)
Change in rental amortization estimates	11,311	65,686
Reorganization items, net	—	(112,367)
Depreciation and intangibles amortization	107,352	77,949
Stock-based compensation	3,082	1,574
Amortization of debt issuance cost	6,661	6,697
Write-off of debt issuance costs	—	19,544
Impairment of goodwill	—	115,570
Impairment of other intangibles	—	158,422
Impairment of property, furnishings, and equipment	—	64,578
Other non-cash (income) expense	—	(1,806)
Deferred income taxes	(279)	(926)
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	(4,051)	(8,723)
Other current assets	(355)	9,552
Deposits and other assets	5,739	(1,774)
Accounts payable	(149,871)	(24,019)
Accrued interest	2,511	27,621
Lease liability on closed stores	(2,582)	167,275
Accrued liabilities and deferred revenue	16,150	(25,657)

Net cash used in operating activities	(9,779)	(44,295)

Investing activities:
Business acquisitions, net of cash acquired	(319)	(3,129)
Purchase of property, furnishings and equipment	(19,620)	(7,276)
Proceeds from disposal of property, furnishings, and equipment	5,027	8,059

Net cash used in investing activities	(14,912)	(2,346)

Financing activities:
Repayment of capital lease obligations	(541)	(1,173)
Net borrowings (repayments) on credit facilities	8,163	(16,523)
Debt financing fees	(5,528)	(26,628)
Proceeds from issuance of long-term debt	—	776,500
Principal payments on long-term debt	(79,859)	(756,358)
Proceeds from issuance of DIP credit facility	—	100,000

Net cash provided by (used in) investing activities	(77,765)	75,818

Effect of exchange rate changes on cash and cash equivalents	171	(818)
Increase (decrease) in cash and cash equivalents	(102,285)	28,359
Cash and cash equivalents at beginning of period	135,238	32,953

Cash and cash equivalents at end of period	$32,953	$61,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$112,109	$110,775
Cash paid (refunded) for income taxes	1,453	(3,504)
Net cash paid for reorganization items included in operating activities	—	6,841
Net cash paid for reorganization items included in financing activities	—	3,389
Supplemental non-cash investing and financing activities:
Change in construction phase assets	4,541	—
Establishment of asset retirement obligations	6,724	4
Payment-in-kind interest	2,910	8,655

The accompanying notes are an integral part of these consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Notes to Consolidated Financial Statements

December 31, 2006 and January 6, 2008

References herein to “Movie Gallery,” the “Company,” “we,” “our,” or “us” refer to Movie Gallery, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hollywood” refer to Hollywood Entertainment Corporation.

1. Proceedings under Chapter 11 of the United States Bankruptcy Code

On October 16, 2007, referred to herein as the Commencement Date, Movie Gallery, Inc. and each of its U.S. subsidiaries, collectively referred to herein as the Reorganized Debtors, filed voluntary petitions ( the “Chapter 11 Cases”), in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The Reorganized Debtors who filed jointly are the Company and the following direct and indirect subsidiaries of the Company: Hollywood Entertainment Corporation, M.G. Digital, LLC, M.G.A. Realty I, LLC, MG Automation LLC and Movie Gallery US, LLC. Our Canadian subsidiary, Movie Gallery Canada, Inc. (“Movie Gallery Canada”), and our Mexican subsidiary, Movie Gallery Mexico, Inc., S. de R.L. de C.V. (“Movie Gallery Mexico”), were not part of the filing and continued operating outside of the Chapter 11 Cases, and are collectively referred to herein as “Non-Debtor parties”. In general, as debtors in possession, each of the former debtor entities was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Subject to certain exceptions in the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the initiation or continuation of actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the Reorganized Debtors’ estates. As a result, absent an order of the Bankruptcy Court, creditors were precluded from collecting pre-petition debts.

The Reorganized Debtors sought and obtained Bankruptcy Court approval of their “first day” motions and applications to, among other things, pay pre-petition employee wages, health benefits and other employee obligations during their Chapter 11 Cases. Additionally, the Reorganized Debtors were given approval to continue to honor their current customer policies regarding merchandise returns and to honor outstanding gift cards and loyalty programs. The Reorganized Debtors were authorized to pay ordinary course post-petition expenses without seeking Bankruptcy Court approval.

In connection with the Chapter 11 Cases, on November 16, 2007, the Reorganized Debtors received final approval of their motion filed with the Bankruptcy Court for a $150 million secured super-priority debtor-in-possession (“DIP”) credit agreement (the “DIP Credit Agreement”), between and among us, certain of our subsidiaries as Guarantors, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, the Bank of New York as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto. The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement (as amended) were used to repay our pre-petition, secured revolving credit facility and provide us with additional working capital. For more information regarding the DIP Credit Agreement, see Note 11. Long Term Obligations.

On August 17, 2007, the Company received a NASDAQ Staff Determination indicating that it was not in compliance with Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 per share for the Company’s common stock, and was not in compliance with NASDAQ Marketplace Rule 4450(b)(3), which requires Movie Gallery to maintain a minimum market value of publicly held shares of $15 million. On October 16, 2007, we received notification from The NASDAQ Stock Market, indicating that our old common stock under the symbol MOVI would be delisted from NASDAQ due to our filing for protection under chapter 11. Trading in our common stock was suspended at the opening of business on October 25, 2007. We did not appeal the NASDAQ’s delisting decision, and since October 25, 2007 and through the Effective Date, our common stock traded on the over-the-counter (“OTC”), Bulletin Board, also known as the “Pink Sheets,” under the symbol MOVIQ.PK. Subsequent to the Effective Date and through the filing date of this Annual Report on Form 10-K, our new common stock trades on the Pink Sheets under the symbol MVGR.PK.

Under the Bankruptcy Code, debtors generally must assume or reject pre-petition executory contracts and unexpired leases, including but not limited to real property leases, subject to the approval of the Bankruptcy Court and certain other conditions. In this context, “assumption” means that the debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and “rejection” means that the debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected, but, for a contract or lease that is rejected, the debtors are liable for a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from executory contracts and unexpired leases being rejected that are recoverable under the Bankruptcy Code shall be classified as liabilities subject to compromise for fiscal reporting periods subsequent to the Commencement Date unless such claims were secured. During the Chapter 11 Cases, the Reorganized Debtors received Bankruptcy Court approval to reject or terminate unexpired leases of real property related to approximately 1,330 stores and other executory contracts and unexpired leases of various types. In connection with the Plan, on the Effective Date, the Reorganized Debtors assumed certain executory contracts and unexpired leases, among others, set forth in the Revised Schedule of Executory Contracts and Unexpired Leases (Other Than Unexpired Leases of Nonresidential Real Property) Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases” and the Schedule of Unexpired Leases of Nonresidential Real Property Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases” filed with the Bankruptcy Court.

Developing a Plan of Reorganization

Prior to the Commencement Date, on October 14, 2007, the Reorganized Debtors, certain lenders under the second lien facility, certain holders of Movie Gallery’s 11% senior notes due 2011 (the “11% Senior Notes”) and Sopris Capital Advisors LLC, a private investment fund (“Sopris”), entered into a Lock Up, Voting and Consent Agreement through which the parties committed to support the Reorganized Debtors’ restructuring plans, including an agreement to vote to accept a Chapter 11 plan consistent with the Plan Term Sheet attached to the Lock Up, Voting and Consent Agreement.

The Reorganized Debtors negotiated the terms of the Plan with Sopris, in its capacity as the largest holder of Movie Gallery’s 11% Senior Notes and in its capacity as a substantial holder of claims under our second lien credit agreement, as well as the Reorganized Debtors’ other significant creditor constituencies. As a result of these negotiations, the Reorganized Debtors formulated the Plan with the input and support of their major constituents. The Plan is based on the Plan Term Sheet attached to the Lock Up, Voting and Consent Agreement and the plan attached to the Plan Support Agreement (described below), but there are some material modifications, including with respect to recoveries for holders of claims and equity interests.

Additionally, while the Reorganized Debtors were negotiating the terms of the Plan, the parties were also negotiating the terms of a Plan Support Agreement, pursuant to which certain parties memorialized their agreement to support the Plan. The Plan Support Agreement was agreed to by the parties on January 18, 2008. The Plan Support Agreement was executed, and, on February 6, 2008, the Bankruptcy Court entered an order authorizing the Reorganized Debtors to perform under the Plan Support Agreement.

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

On February 5, 2008, the Bankruptcy Court approved the Disclosure Statement and authorized the Reorganized Debtors to begin soliciting votes on the Plan. On April 4, 2008, the Reorganized Debtors issued a press release announcing that each class of creditors entitled to vote on the Plan had voted to support the Plan. On April 10, 2008, the Bankruptcy Court entered an order confirming the Plan as supplemented by certain plan supplements filed with the Bankruptcy Court beginning on April 2, 2008.

The Reorganized Debtors’ Emergence From Chapter 11

On May 20, 2008, the date of our emergence from chapter 11 protection (the “Effective Date”), the Reorganized Debtors consummated the transactions contemplated by the Plan. On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled. Pursuant to the Plan, on or promptly after the Effective Date, we issued:

•	7,544,460 shares of common stock, par value $0.001 per share (the “New Common Stock”), to holders of 11% Senior Note Claims;

•	8,251,498 shares of New Common Stock to affiliates of Sopris Capital Advisors LLC (“Sopris”), on account of the conversion of the Sopris Second Lien Claims;

•	5,000,000 shares of New Common Stock to participants in the Rights Offering;

•	115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment;

•

60,000 shares of New Common Stock to Imperial Capital, LLC, on account of a claim against us for services rendered on behalf of the official committee of unsecured creditors during our Chapter 11 proceedings;

•	warrants to purchase 933,430 shares of New Common Stock at a purchase price of $20 per share (the “$20 Warrants”), to the holders of the 11% Senior Note Claims;

•

warrants to purchase an aggregate of 86,250 shares of New Common Stock at a purchase price of $10 per share (the “$10 Warrants”), to Sopris in satisfaction of the arrangement fee payable under the Seasonal Overadvance Facility; and

•

warrants to purchase up to an aggregate of 2,001,289 shares of New Common Stock at a purchase price of $0.01 per share (the “$0.01 Warrants”, which we refer to together with the $20 Warrants and $10 Warrants, as the “New Warrants”), to lenders under the Exit Facility.

Pursuant to the Plan, on or promptly after the Effective Date, we reserved:

•	2,395,540 shares of New Common Stock for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan;

•	296,385 $20 Warrants for future issuance to holders of allowed claims in Classes 7A, 7B and 7E under the Plan;

•

2,828,226 shares of New Common Stock for future issuance as grants of equity, restricted stock or options under a management and directors equity incentive plan, the terms of which were determined by our Board of Directors upon their adoption of the Movie Gallery, Inc. 2008 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”). In accordance with the Plan, a minimum of 50% of the awards under the Equity Incentive Plan were granted within 60 days following the Effective Date.

On the Effective Date, we entered into a Registration Rights Agreement with Sopris and its affiliates. The Registration Rights Agreement provides certain demand and piggyback registration rights for the shares of New Common Stock, New Warrants and the shares of New Common Stock issuable upon exercise of the New Warrants (collectively, the “Registrable Securities”).

Under the Registration Rights Agreement, and subject to certain restrictions, the holders of a majority of the Registrable Securities have the right to request that we effect the registration of the Registrable Securities held by such requesting holders, plus the Registrable Securities of any other holder giving us a timely request to join in such registration (a Demand Registration). Additionally, under the Registration Rights Agreement, and subject to certain restrictions, if we propose to register any of our securities (other than pursuant to a Demand Registration) then we must provide the holders of Registrable Securities with piggyback registration rights to have their Registrable Securities included in such registration.

On the Effective Date, the Reorganized Debtors entered into several credit facilities:

•

We and certain of our subsidiaries entered into the Amended and Restated First Lien Credit and Guaranty Agreement with a syndicate of lenders, Wilmington Trust Company, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, which amended and restated the First Lien and Guaranty Agreement, dated March 8, 2007. The Amended and Restated First Lien Credit and Guaranty Agreement is a senior secured credit facility in an aggregate amount not to exceed $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans (the “First Lien Term Loan Facility”), and $23.5 million aggregate principal amount of letters of credit (the “Letter of Credit Facility”), and, together with the First Lien Term Loan Facility, the “First Lien Credit Facility”);

•

We and certain of our subsidiaries entered into the Amended and Restated Second Lien Credit and Guaranty Agreement with a syndicate of lenders and Wells Fargo Bank, as administrative agent and collateral agent, which amended and restated the Second Lien and Guaranty Agreement, dated March 8, 2007. The Amended and Restated Second Lien Credit and

Guaranty Agreement is a senior secured credit facility which provides for term loans in an aggregate principal amount not to exceed $117.1 million (plus accrued and capitalized interest and fees) (the “Second Lien Credit Facility”); and

•

We and certain of our subsidiaries entered into the Revolving Credit and Guaranty Agreement with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger, The Bank of New York, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent. The Revolving Credit and Guaranty Agreement is a senior secured credit facility which provides for revolving loans up to an aggregate principal amount of $100.0 million (the “Revolving Credit Facility”).

•

We and certain of our subsidiaries entered into the Seasonal Overadvance Facility with various lenders, Sopris Partners Series A of Sopris Capital Partners, LP, as arranger. The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period”. During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business with letters of credit which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of Warrants.

Claims Resolution

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim or interest may be filed in a chapter 11 case. In these Chapter 11 Cases, the Bankruptcy Court established January 25, 2008 as the last date for each person or entity with a claim against the Debtors to file a proof of claim (except for claims of governmental units and certain claims arising from the rejection of unexpired leases and executory contracts). The bar date for governmental units to file proofs of claim against the Reorganized Debtors was April 14, 2008. Claims that are objected to by the Reorganized Debtors or the Plan Administrator are determined through the claims resolution process administered by the Bankruptcy Court. Pursuant to the claims objections filed by the Reorganized Debtors to date, the Bankruptcy Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including because such claims were duplicative, without merit, improperly classified or overstated. Additionally, the Reorganized Debtors or the Plan Administrator may resolve their objections to claims through a settlement. Prior to the Effective Date, many claims were resolved through settlement or a Bankruptcy Court order.

Once a claim has been allowed under the Plan (either through a Bankruptcy Court order, a settlement, or otherwise), the claimant may be entitled to a distribution as provided for by the Plan. Unsecured creditors with allowed claims in certain Plan classes are entitled to a distribution of shares of New Common Stock and $20 Warrants, with the number of shares ultimately distributed to each creditor dependent on the amount of the allowed claim in proportion with the amount of total allowed claims in that creditor’s Plan class. Pursuant to the Plan, we have set aside and reserved 2,395,540 shares of New Common Stock and 296,385 $20 Warrants for future issuance to holders of allowed claims in classes 7A, 7B, and 7E under the Plan. As of December 1, 2008, no shares from this reserve have been distributed to unsecured creditors and the claims resolution process is still ongoing.

Under the Plan, secured claims in classes 3 and 4 were satisfied by the Reorganized Debtors’ obligations under the Amended and Restated First Lien Credit and Guaranty Agreement and Amended and Restated Second Lien Credit and Guaranty Agreement, respectively, as discussed above. The claims resolution process with respect to certain other secured claims remains ongoing.

Except as specifically provided in the Plan, the distributions under the Plan, including the distribution of shares of and warrants in our New Common Stock as noted above, were in exchange for, and in complete satisfaction, discharge and release of, all claims against the Reorganized Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Commencement Date.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The appropriateness of continuing to use the going concern basis for our financial statements is dependent upon, among other things, our ability to generate sufficient cash from operations, our ability to comply with the terms of our credit facilities, and our ability to have access to other liquidity.

We believe that the Revolving Credit Facility and the Seasonal Overadvance Facility, together with improved cash operating results, will provide sufficient funds to meet our short-term liquidity needs through at least the end of the first quarter of fiscal 2009. Significant assumptions underlie this belief, including the execution of our business strategy, especially our operational restructuring activities, and no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt, obtain new funding sources or dispose of assets to obtain funds for such purposes.

2. Accounting Policies

Nature of the Business

Movie Gallery, Inc. is a home video specialty retailer primarily focused on the rental and sale of standard DVD and Blu-ray movies and video games. As of January 6, 2008, the Company owned and operated approximately 3,900 retail stores located throughout North America which conduct business under the Movie Gallery, Hollywood Video and Game Crazy brand names.

Principles of Consolidation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery and subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions and those possessing the most subjectivity relate to our accounting while in Chapter 11 of the Bankruptcy Code, the residual values and useful lives of rental inventory, useful lives of fixed assets and other intangibles, estimated accruals related to revenue-sharing titles subject to performance guarantees, revenues generated by customer programs and incentives, valuation allowances for deferred tax assets, estimated cash flows used to test goodwill and long-lived assets for impairment, the allocation of the purchase price to the fair value of net assets of acquired businesses, share-based compensation, and contingencies. Actual results could differ materially from the results using these estimates and assumptions.

Accounting in Chapter 11 of the Bankruptcy Code

Our accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

In accordance with SOP 90-7, we are required to segregate and disclose all pre-petition liabilities that are subject to compromise. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Accordingly, unsecured liabilities of the Reorganized Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. The amounts of such liabilities as of the filing of the Chapter 11 Cases were based on balances on the Commencement Date, adjusted in some cases for pro-rated activity from October 1, 2007 to the Commencement Date. Liabilities subject to compromise are adjusted for changes in estimates and settlement of pre-petition obligations. See Note 9. Liabilities Subject to Compromise, below for additional information regarding liabilities subject to compromise.

Expenses, realized gains and losses, and provisions for losses that result from reorganization are reported separately as Reorganization items, net in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. See Note 8. Reorganized Debtors’ Condensed Combined Financial Statements, below for additional information regarding reorganization items.

Fresh Start Reporting

The amounts and classification of certain items reported in our consolidated financial statements will materially change in reporting periods subsequent to the Effective Date as a result of the consummation by the Reorganized Debtors of the transactions contemplated by the Plan. We will be required to adopt the “fresh start” provisions of SOP 90-7, which require, among other things, that liabilities and assets be restated to their fair values as of the Effective Date. Certain of these fair values will be materially different from the values recorded on our Consolidated Balance Sheet as of January 6, 2008. Additionally, we may decide to make other changes in accounting practices and policies as of the Effective Date. For these reasons, our consolidated financial statements for Successor Periods will not be comparable with those of Predecessor Periods. See Note 19. Fresh-Start Reporting (Unaudited), below for further information.

Fiscal Year

Our fiscal year ends on the first Sunday following December 30th, which periodically results in a fiscal year of fifty-three weeks. Results for the fiscal year ended December 31, 2006 reflect a fifty-two-week year while the results for the fiscal year ended January 6, 2008 reflect a fifty-three-week year. The estimated financial impact of this fifty-third week is as follows:

•	Additional revenues of approximately $51.7 million.

•	Additional gross profit of approximately $27.3 million.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders’ deficit or net loss.

The accompanying Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2006 has been revised to reclassify $193.3 million of cost of previously viewed movie sales from purchases of rental inventory to rental inventory amortization to be consistent with the presentation in the current year. Also, the accompanying Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2006 has been revised to reclassify $11.3 million of changes in rental amortization estimates from rental inventory amortization and rental purchases.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We also consider outstanding credit card settlements to be cash equivalents. Outstanding credit card settlements as of December 31, 2006 and January 6, 2008 were $17.8 million and $13.6 million, respectively. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

We and certain of our vendors enter into cooperative advertising programs and other promotional programs in which the vendors provide us with cash consideration in exchange for marketing and advertising of the vendor’s products. In accordance with Emerging Issues Task Force, or the EITF, 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold, unless the allowances represent reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction to the cost of the product.

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

In the third quarter of fiscal 2007, we completed liquidation sales of our new release and catalog inventory in approximately 70 stores that were closed. In addition, we began to liquidate our inventory at approximately 520 additional stores, which was our largest liquidation event to date. During these liquidation sales, the average unit sales price of our DVD catalog rental inventory realized was below our $4.00 residual value. Further, we realized lower than anticipated sales prices on sales of our new release inventory. We viewed the results of these liquidation sales as a triggering event which caused us to reassess our estimates and assumptions with respect to our salvage values for DVD rental inventory. In order to determine the appropriate useful lives and residual values, we considered the actual historic performance trends of our rental inventory and expectations of future trends and patterns. As a result, we lowered our estimated residual value on new releases and catalog DVDs from $4.00 to $3.00 effective July 2, 2007. In addition, for the comparatively small percentage of new release purchases that we intend to keep for an extended period of time as catalog, we revised our accelerated amortization rate in order to remain consistent with observed rental patterns. These changes were accounted for as a change in accounting estimate in accordance with Statement of Financial Accounting Standards Board (“FASB”) Statement No. 154, Accounting Changes and Error Corrections (“FASB Statement No. 154”), paragraph 19. This change in accounting estimate increased cost of rental revenue and loss from continuing operations by $65.7 million, increasing net loss by $65.4 million, net of tax, or $2.04 per diluted share, for fiscal 2007.

In February 2008, we began store closing liquidation sales in approximately 370 underperforming stores as part of our continued restructuring strategies to conserve cash and reduce our overall cost structure. We completed the closure of these stores during the first quarter of fiscal 2008. In addition, in April 2008 we began store closing liquidation sales in approximately 160 stores which we closed in the second quarter of fiscal 2008. We estimate the carrying value of rental inventory to be sold in these stores as of January 6, 2008 was approximately $15.0 million.

Effective January 2, 2006, we reduced the amount capitalized on DVD revenue-sharing units for the Movie Gallery segment such that the carrying value of the units, when combined with revenue-sharing expense on previously viewed sales, more closely approximates the carrying value of non-revenue sharing units. We also began to amortize games on an accelerated method for the Movie Gallery segment, effective January 2, 2006, in order to remain consistent with observed changes in rental patterns for games. These changes were accounted for as a change in accounting estimate, which increased cost of rental revenue through the second quarter of fiscal 2006 by approximately $11.3 million, reducing net income by $12.2 million, net of tax, or $0.38 per diluted share.

Video games are amortized over twelve months on an accelerated basis to an average residual value of $5.00.

Property, Furnishings and Equipment

Property, furnishings and equipment are stated at cost and are depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to 20 years. Leasehold improvements are amortized over the lesser of the assets’ economic life or the contractual term of the lease, usually five to ten years at the inception of the lease. Optional renewal periods are included in the contractual term of the lease only if renewal is reasonably assured at the time the asset is placed in service.

Additions to property, furnishings and equipment are capitalized and include acquisitions of property, furnishings and equipment, costs incurred in the development and construction of new stores, including in some cases the fair value of lessor development in accordance with EITF 97-10 The Effect of Lessee Involvement in Asset Construction, major improvements to existing property and major improvements in management information systems including certain costs incurred for internally developed computer software. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized on the disposition.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or whenever indicators of impairment are present. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FASB Statement No. 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that could more likely than not reduce the fair value of these assets below their carrying amount.

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

See Note 6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, and Note 7. Goodwill and Other Intangible Assets, below for a discussion of goodwill, other intangible assets and impairment charges.

Impairment of Long-Lived Assets

Long-lived assets, including rental inventory, property, furnishings and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FASB Statement No. 144”). We consider a continuing trend of significantly unsatisfactory operating results that are not in line with our expectations to be our primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). We deem a store’s assets to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the carrying amount of those assets. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store’s assets exceeds its fair value and is recorded as a charge to operating income. We primarily use discounted cash flow methods to estimate the fair value of long-lived assets.

See Note 6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill, below for a discussion on impairment of long-lived assets.

Asset Retirement Obligations

We record certain obligations associated with the requirement to restore leased premises to their original condition under the guidance in FASB Statement No. 143, Accounting for Asset Retirement Obligations (“FASB Statement No. 143”). Under this standard, we recognize the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred if we can make a reasonable estimate of the liability’s fair value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset, and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to the consolidated statement of operations. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

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

Contingencies Reserves

Legal and other contingencies that are determined to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to our best estimates of the costs of resolution or settlement of the underlying claims. These estimates are based upon judgments and assumptions. We regularly monitor our estimates in light of subsequent developments and changes in circumstances and adjust our estimates when additional information causes us to believe that they are no longer appropriate. If we cannot determine a best estimate for a particular contingency, the amount representing the low end of the range of probable loss is recorded. If material, loss contingencies that are reasonably possible but not probable and are in excess of the amounts accrued are disclosed. See Note 14. Commitments and Contingencies, below for additional information on the estimates of contingent liabilities. Legal costs are expensed as incurred.

Self-Insurance

We are self-insured for workers’ compensation, general liability costs, group medical, and certain other self-insurance plans, with per occurrence and aggregate limits on losses provided by third party insurance carriers. The self-insurance liabilities recorded in the financial statements are based on internal and third party actuarial estimates considering claims filed and actuarial development factors, including an estimate of claims incurred but not yet reported.

Leases and Leasehold Improvements

Our new store leases generally provide for an initial lease term of five to ten years, with at least one renewal option for an additional two to five years. We account for leases in accordance with FASB Statement No. 13, Accounting for Leases (“ FASB Statement No. 13”), and other related guidance. FASB Statement No. 13 requires lease expense to be recognized on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. FASB Statement No. 13 also requires that leasehold improvements be depreciated over the shorter of the lease term or the estimated useful life of the leasehold improvement. Some of our stores have provisions for contingent rentals based upon a percentage of defined sales volume or changes in the Consumer Price Index. We recognize contingent rental expense when achievement of specified sales targets are considered probable.

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

Financing Obligations

In accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, for some build-to-suit lease arrangements (where we have construction period risk or where we are involved in the construction of structural improvements prior to the commencement of the lease), we are considered the owner of the assets during the construction period under generally accepted accounting principles. As a result, the assets and corresponding financial obligation are recorded on our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we remove the asset and related financial obligation from the balance sheet in accordance FASB Statement No. 98, Accounting for Leases. If, upon completion of construction the project does not meet the “sale-leaseback” criteria in FASB Statement No. 98, the leased property is treated as a capital lease for financial reporting purposes.

Revenue Recognition

We recognize rental revenue when a movie or video game is rented by the customer. We recognize product sales revenue and the sale of previously viewed inventory at the time of sale. Previously viewed sales revenue was $378.3 million and $336.6 million in fiscal 2006 and 2007, respectively.

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

Movie Gallery stores had previously offered a point-based loyalty program, Reel Players, to their customers. The program provided customers the opportunity to earn free rentals or discounts on previously viewed inventory purchases. This program was discontinued during fiscal 2007.

Hollywood Video stores offer several rental subscription programs to their customers, including the Movie Value Pass, an in-store movie rental subscription service offered nationally. Subscription fees are paid up-front and recognized as rental product revenue on a straight-line basis over the applicable term of the subscription, typically one month.

Game Crazy stores offer a Most Valuable Player (“MVP”), program to their customers. The MVP program provides customers a game magazine subscription, discounts on used game merchandise and higher trade-in values for used game merchandise in exchange for an up-front payment that is recognized as revenue on a straight-line basis over the time period the customer receives the benefit, typically one year.

The Movie Gallery, Hollywood Video and Game Crazy stores also offer return privileges on certain products, including guarantees on previously viewed inventory. The sales returns and allowances under these programs are immaterial.

We also recognize licensee fee revenue received from 20 licensed Hollywood Video stores which are operated by Board Video Company, LLC (as successor in interest to Boards, Inc.) (“Boards”), an unrelated third party. Licensee fee revenue is based on a percentage of the Boards’ stores video rental and other revenue. Boards’ stores revenue is not included in Movie Gallery’s results of operations.

Cooperative Advertising Credits

We receive cooperative credits from certain inventory suppliers, primarily studios, to promote their respective movie and game titles. Cooperative credits that represent a reimbursement of specific, incremental, identifiable costs are included in expense offsetting the related costs in the period the promotion takes place. Credits that exceed such costs are classified as a reduction of the cost of product purchased, thereby reducing cost of revenue on the consolidated statements of operations. Advertising expense, exclusive of cooperative reimbursements from vendors accounted for as cost reimbursements, for fiscal 2006 and 2007 totaled $45.1 million and $66.4 million, respectively.

Income Taxes

Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“ FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority and has full knowledge of all relevant information. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position, results of operations, or cash flow. We recognize interest and penalties relating to income taxes as components of income tax expense. See Note 5. Income Taxes below for further information on income taxes.

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

Fair Value of Financial Instruments

In accordance with FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments, we disclose the fair value, related carrying value and methods of determining the fair value for cash and cash equivalents (see above), and long-term obligations (see Note 11. Long Term Obligations).

Foreign Currency Translation and Transaction Gain / Loss

Our foreign subsidiaries record transactions using the local currency as the functional currency. In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of the foreign subsidiary are translated into U.S. dollars using either the exchange rates in effect at the balance sheet dates or historical exchange rates, depending upon the account translated. Income and expenses are translated at average exchange rates each fiscal period. The translation adjustments that result from translating the balance sheet at different rates from those used to translate accounts in the income statement are included in accumulated other comprehensive income or loss, which is a separate component of consolidated stockholders’ equity (deficit). Net foreign currency gains and losses were not significant for any of the years presented. Foreign transaction gain or loss is included in Other income in the Consolidated Statement of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under accounting principles generally accepted in the United States, are excluded from net income (loss). Our accumulated comprehensive income (loss) is comprised of foreign currency translation gains and losses, and gains and losses on qualified cash flow hedging instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and common stock issuable upon the assumed exercise of dilutive common stock options and non-vested shares for the periods presented. Due to our loss for fiscal 2006 common stock options exercisable into 779,828 shares of common stock and 1,331,067 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive. Due to our loss for fiscal 2007, common stock options exercisable into 661,758 shares of common stock and 740,279 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

Stock-Based Compensation

Effective January 2, 2006, we adopted FASB Statement No. 123(Revised), Share-Based Payment, (“FASB Statement No. 123(R)”), which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We used the modified prospective method to adopt FASB Statement No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options.

On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FASB Statement No. 157 is effective for our fiscal year beginning January 7, 2008. The adoption of FASB Statement No. 157 did not have a material impact on our consolidated financial position, results of operations, and cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FASB Staff Position No. 157-2”), which amends FASB Statement No. 157 to defer its effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis. We are in the process of evaluating the effect of FASB Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB Statement No. 159”), which provides guidance on applying fair value measurements on financial assets and liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB Statement No. 159 is effective for us for our fiscal year beginning January 7, 2008. The adoption of FASB Statement No. 159 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations, (“FASB Statement No. 141(R)”), which provides guidance on changes to business combination accounting. FASB Statement No. 141(R) includes requirements to recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control of the acquired entity, expense acquisition-related transaction costs, and recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141(R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“ FASB Statement No. 161”), which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”), No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“FSP SOP No. 90-7-a”), which would apply to entities that are required to apply fresh-start reporting under SOP 90-7. FSP SOP 90-7-a amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of FSP SOP No. 90-7-a, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April, 24, 2008.

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

The purchase price allocation has been revised in the periods following the acquisition in accordance with FASB Statement No. 141, Business Combinations, to reflect revisions in our estimates of the fair values of assets acquired and liabilities assumed to correct certain accounts in Hollywood’s acquisition date balance sheet. For fiscal 2006, adjustments were made to the purchase price allocation for accrued liabilities, deferred income taxes, store supplies and other, and property, furnishings and equipment totaling $3.0 million. No adjustments were made during fiscal 2007.

4. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

	December 31, 2006	January 6, 2008
Land and buildings	$19,716	$15,986
Furnishings and equipment	240,075	172,732
Leasehold improvements	279,009	171,204
Asset removal obligation	5,860	3,718
Equipment under capital lease	1,659	—

	546,319	363,640
Less accumulated depreciation	(303,384)	(256,887)

	$242,935	$106,753

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.8 million and zero at December 31, 2006 and January 6, 2008, respectively. Depreciation expense related to property, furnishings and equipment was $100.3 million and $75.5 million for fiscal 2006 and 2007, respectively.

During fiscal 2007 we have recorded impairment charges of $64.6 million on our property, furnishings, and equipment. See Note 6. Impairment of Other Long Lived Assets, Other Indefinite-Lived Intangible Assets and Goodwill below for further discussion of these impairment charges.

In the second quarter of fiscal 2007, we began to pursue the sale of one of our aircraft in conjunction with our review of non-core assets for disposal. In the fourth quarter of fiscal 2007, this aircraft was sold, net of costs to sell, for $7.5 million.

5. Income Taxes

The components of income (loss) for continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
U.S. Federal	$(19,088)	$(605,677)
Foreign	(4,987)	(7,862)

Total	$(24,075)	$(613,539)

The following reflects the components of income tax expense (benefit) for continuing operations (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Current tax expense:
U.S. Federal	$(101)	$(4,604)
State	15	1,981
Foreign	(585)	503

Total current tax benefit	(671)	(2,120)
Deferred tax expense:
U.S. Federal	2,283	—
State	663	(1,153)
Foreign	(630)	414

Total deferred tax expense (benefit)	2,316	(739)

Total income tax expense (benefit)	$1,645	$(2,859)

Following are reconciliations of income tax expense (benefit) at the federal statutory income tax rate of 35% to the provision (benefit) for income taxes for continuing operations (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Income tax benefit at statutory rate	$(8,427)	$(214,738)
State income tax expense, net of federal income tax benefit	(1,393)	(19,847)
US permanent items	872	—
US credits generated	(1,788)	—
Increase in contingency reserve	516	—
Non-deductible impairment charges	—	37,406
Increase in valuation allowance, net of amount attributable to equity	12,097	202,615
Other, net	(232)	(8,295)

	$1,645	$(2,859)

The effective tax rate was a benefit of 0.5% for fiscal 2007, compared to a provision of 6.8% for fiscal 2006. The difference between the statutory rate and the effective rate for 2007 and 2006 is primarily a result of an increase in the valuation allowance of $203 million and $12 million in 2007 and 2006, respectively. The valuation allowance relates to our deferred tax assets, the majority of which consist of net operating loss carryforwards and tax credit carryforwards that we have determined may not be realized through reversal of temporary differences, tax strategies and future taxable income.

The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Deferred tax assets:
Non-compete agreements	$2,934	$2,363
Tax credit carryforwards	14,977	19,393
Net operating loss carryforwards	160,627	236,815
Equity investments	1,880	1,783
Accrued bonus	5,822	2,323
Property, furnishings and equipment	33,227	78,831
Accrued liabilities	13,586	9,415
Goodwill	—	35,010
Other	5,277	—

Total deferred tax assets	238,330	385,933
Reserve for uncertain tax positions	—	(6,187)
Valuation allowance	(126,444)	(329,104)

Net deferred tax assets	111,886	50,642
Deferred tax liabilities:
Rental inventory amortization	(87,105)	(46,481)
Goodwill	(23,353)	—
Other	(1,219)	(3,008)

Total deferred tax liabilities	(111,677)	(49,489)

Net deferred tax assets (liabilities)	$209	$1,153

We had federal and state net operating loss carryforwards at January 6, 2008 of approximately $594 million and $610 million, respectively. The loss carryforwards resulted primarily from the Video Update acquisition in fiscal 2001 and the Hollywood acquisition during fiscal 2005 and current year losses. These losses will expire in years 2008 through 2028. We have federal Alternative Minimum Tax, or AMT, credit carryforwards of $6.6 million at January 6, 2008 which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. We also have other federal and state tax credit carryforwards of $12.8 million at January 6, 2008 which are available to reduce future taxes. The carryforward periods expire in years 2013 through 2028.

During fiscal 2006, we increased the valuation allowance from $121.2 million to $126.4 million because we determined that it was more likely than not that deferred tax assets would not be realized. During fiscal 2007, we increased the valuation allowance from $126.4 million to $329.1 million for the same reasons.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an “ownership change,” as defined by the federal income tax code. Such an ownership change occurred on April 27, 2005, concurrent with our acquisition of Hollywood. In addition, previous ownership changes occurred with respect to Hollywood (prior to our acquisition) and an ownership change also occurred upon our fiscal 2001 acquisition of Video Update. Another ownership change occurred on the Effective Date, when our previously issued stock was cancelled. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards that apply to the 2005 ownership change and prior ownership changes pertaining to Hollywood ranges between $13.5 million and $17.5 million and varies due to the fact there were several ownership changes. If our estimates of the amount of net operating loss and other tax credit carryforwards that will not be fully realized change, further revisions to our valuation allowance may be necessary.

There is a reasonable possibility that tax exposure to the amount of net operating loss carryforwards available on the ownership change dates exists due to subjectivity in the calculation of the limitations. The range of the potential tax liability is between $3.2 million and $46 million. Additionally, net operating loss and tax credit carryforwards may be significantly reduced as a result of the consummation of the Plan.

As of January 6, 2008, the liability for uncertain tax positions was approximately $9.4 million. The current portion of $0.3 million is reflected in Accrued Liabilities, the non-current portion is reflected in Other Accrued Liabilities in the amount of $2.3 million and Deferred Income Taxes in the amount of $6.8 million on the consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

Balance at January 1, 2007	$12,541
Increases in tax positions in prior years	151
Decreases in tax positions in prior years	(3,283)
Increases in tax positions in current year	270
Settlements	(237)
Lapse of statute of limitations	—

Balance at January 6, 2008	$9,442

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 6, 2008, we had recorded a liability of approximately $0.3 million for the payment of interest and penalties. The tax benefit for the year ended January 6, 2008 includes interest expense of approximately $0.1 million on unrecognized tax benefits for prior years.

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

As of January 6, 2008, the total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $1.8 million.

Due to our emergence from bankruptcy, there could be material changes in our unrecognized state tax liabilities during the next 12 months. However, due to the uncertainties involved, we cannot estimate the range of those potential changes.

6. Impairment of Other Long-Lived Assets, Other Indefinite-Lived Intangible Assets, and Goodwill

Fiscal 2007 Impairments

Impairment Indicators

FASB Statements No. 142 and No. 144 require interim testing for impairment of other long-lived assets, other definite and indefinite-lived intangible assets and goodwill when impairment indicators are present. FASB Statement No. 144 provides examples of events or changes in circumstances that might indicate that impairment exists for a particular long-lived asset or asset group. During the second quarter of fiscal 2007 it became apparent that our industry in general, and our business in particular, were experiencing a trend of unfavorable events and circumstances that required us to assess the recoverability of the carrying value of certain of our long-lived assets. These events and circumstances also carried into the remainder of fiscal 2007. Among those events and circumstances that we believe to be impairment indicators are:

•	substantially larger than anticipated drop in year-over-year same store sales and gross margins;

•	a continuing trend of operating losses;

•	additional projected cash flow losses for a substantial number of our stores;

•	a significant drop in our stock price and resulting market capitalization;

•	a significant drop in trading prices for our first and second lien debt and 11% senior notes;

•	recent significant adverse changes in our industry; and

•	our filing of the Chapter 11 Cases in the fourth quarter of fiscal 2007.

Other Long-Lived Assets (Including Definite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment in accordance with FASB Statement No. 144. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). Due to the impairment indicators noted above which persisted during fiscal 2007, we performed impairment testing on our long-lived assets at the end of the second, third and fourth quarters of fiscal 2007. As a result, we determined that the long-lived assets associated with certain stores were impaired. We recorded charges totaling $36.2 million and $28.4 million related to the impairment of property, furnishings, and equipment under the Hollywood and Movie Gallery operating segments, respectively, for the fifty-three weeks ended January 6, 2008.

We determined that our definite-lived intangible asset for the customer lists in the Hollywood segment was impaired as a result of increased attrition in active customers. We therefore recorded an impairment charge of $2.5 million, which was recognized in Impairment of other intangibles, for the fifty-three weeks ended January 6, 2008.

Indefinite-Lived Intangible Assets

We normally conduct our annual test of the valuation of our Hollywood trademark during the fourth quarter of each fiscal year in accordance with our policy and the requirements as set forth in FASB Statement No. 142 as it pertains to indefinite-lived intangible assets. However due to the impairment indicators noted above, we performed impairment testing on the Hollywood trademark at the end of the second quarter of fiscal 2007. Furthermore, due largely to the subsequent filing of the Chapter 11 Cases on October 16, 2007 and its impact on the fair value of the Hollywood trademark, we performed an additional testing of impairment on the Hollywood trademark as of the end of the third quarter of fiscal 2007.

The impairment testing of the Hollywood trademark compared the fair value of the trademark with its carrying value. The fair value was determined by the Relief from Royalty method, a specific discounted cash flow approach, to analyze cash flows attributable to the Hollywood trademark. The basic tenet of the Relief from Royalty method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Assumptions regarding future revenues, a market-driven royalty rate, and a discount rate are among the most significant estimates used in this method. We determined at the end of the second quarter of fiscal 2007 that the carrying value of the Hollywood trademark was greater than its fair value and was therefore deemed to be impaired. The implied fair value of the Hollywood trademark was $75.5 million, and therefore an impairment charge was recorded for $95.4 million in Impairment of other intangibles during the second quarter of fiscal 2007.

In the third quarter of fiscal 2007, we updated certain of our assumptions with respect to our use of the Relief from Royalty method, most notably our assumption regarding the Hollywood trademark royalty rate. We determined that the adjusted carrying value of $75.5 million was greater than the updated fair value of $15.0 million. Accordingly, an additional impairment charge was recorded for $60.5 million in Impairment of other intangibles during the third quarter of fiscal 2007.

Furthermore, we concluded that due to the impairment indicators experienced during the third quarter of fiscal 2007, and the subsequent filing of the Chapter 11 Cases on October 16, 2007, there existed substantial doubt as to whether we could continue to classify our Hollywood trademark as an indefinite-lived intangible asset. According to FASB Statement No. 142, when a company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives. Therefore, after conducting our tests of impairment, we determined that our Hollywood trademark should be classified as a definite-lived intangible asset with an estimated useful life of ten years.

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

When we performed our testing, the first step of the impairment test indicated that the fair value of the Hollywood Video reporting unit was lower than its carrying value, and therefore the goodwill of the Hollywood reporting unit was determined to be impaired. The second step of the impairment test indicated that the implied fair value of goodwill for the Hollywood reporting unit was zero, and therefore a goodwill impairment charge was recorded for $115.6 million in fiscal 2007.

Impairment Estimates and Assumptions

The impairment charges related to our long-lived assets associated with our stores, our definite-lived intangible assets, our indefinite-lived intangible asset, and our goodwill were calculated using our best estimates of future forecasted cash flows from the respective assets and a discount rate consistent with our cost of capital. The nature of these analyses requires significant judgment by management about our future operating results, including revenues, margins, operating expenses and applicable discount rate. If we had used different assumptions and estimates regarding our future operating results or discount rate, the impairment charges might have been materially different. However, we believe that our assumptions and estimates are reasonable and represent our most likely future operating results based upon the current information available.

During fiscal 2007, recognized impairment charges related to our rental inventory totaled $2.8 million. In addition to our property, furnishings, and equipment impairment charges and our customer list and trademark impairment charges, we could incur material impairment charges to our rental inventory in the future. If we were to continue to close a significant number of our stores, we may need to liquidate the on-hand rental inventory for amounts that are less than the carrying value of the rental inventory product. These potential future asset impairments could have a material, adverse effect on our consolidated results of operations.

We will continue to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In circumstances where impairment is determined to exist, we will write down the assets to their fair market value.

See Note 2. Accounting Policies for other charges associated with our rental inventory.

Fiscal 2006 Impairment Testing

Goodwill and Other Indefinite-Lived Intangible Assets

We conducted our annual test of the valuation of goodwill and intangible assets during the fourth quarter of fiscal 2006, in accordance with our policy and the requirements as set forth in FASB Statement No. 142, and determined that no impairment existed.

7. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

		December 31, 2006		January 6, 2008
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
Segments:
Movie Gallery	—	$147	$—	$—	$—
Hollywood Video	—	115,422	—	—	—

Total goodwill		$115,569	$—	$—	$—

Other intangible assets:
Non-compete agreements	8 years	$12,263	$(10,880)	$12,376	$(11,600)
Trademarks:
Hollywood Video	10 years	170,977	—	15,000	(375)
Game Crazy	15 years	4,000	(444)	4,000	(711)
Customer lists	5 years	8,994	(2,998)	2,844	(660)

		$196,234	$(14,322)	$34,220	$(13,346)

Estimated amortization expense for other intangible assets for the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2008	$3,119
2009	2,929
2010	2,172
2011	1,792
2012	1,769

The changes in the carrying amounts of goodwill, indefinite-lived intangibles, and definite-lived intangibles for fiscal 2006 and 2007 are as follows (in thousands):

	Goodwill	Indefinite- Lived Intangibles	Definite- Lived Intangibles
Net balance as of January 1, 2006	$118,404	$170,959	$13,712
Additions and adjustments	(2,835)	18	61
Amortization expense	—	—	(2,838)

Net balance as of December 31, 2006	$115,569	$170,977	$10,935

Impairment charges	(115,570)	(155,977)	(2,445)
Additions and adjustments	1	(15,000)	15,033
Amortization expense	—	—	(2,649)

Net balance as of January 6, 2008	$—	$—	$20,874

8. Reorganized Debtors’ Condensed Combined Financial Statements

Basis of Presentation

As required by SOP 90-7, the Reorganized Debtors’ Condensed Combined Financial Statements exclude the financial statements of the Non-Debtor parties. Intercompany receivables and payables between the Reorganized Debtors are eliminated in consolidation. However, the Reorganized Debtors’ Condensed Combined Balance Sheet includes intercompany receivables from related Non-Debtor parties.

Condensed combined financial statements of the Reorganized Debtors are set forth below.

Condensed Combined Balance Sheet

As of January 6, 2008

Reorganized Debtors
(in thousands)
Assets:
Current assets	$257,066
Rental inventory, net	225,627
Property, furnishings and equipment, net	101,641
Intercompany receivable, net	9,805
Other assets	63,329

Total assets	$657,468

Liabilities not subject to compromise:
Current liabilities	$151,080
Current maturities of long-term liabilities	883,366
Other liabilities	18,926

Total liabilities not subject to compromise	1,053,372

Liabilities subject to compromise	460,116

Stockholders’ deficit	(856,020)

Total liabilities and stockholders’ deficit	$657,468

Condensed Combined Statement of Operations

Year ended January 6, 2008

Reorganized Debtors
(in thousands)
Total revenue	$2,352,451
Total cost of revenue	1,102,055
Operating expenses	1,807,181

Operating loss	(556,785)
Interest expense	147,674
Reorganization items, net	(98,781)
Income taxes (benefit)	(3,777)

Loss from continuing operations	(601,901)
Loss on discontinued operations	11,718

Net loss	$(613,619)

Condensed Combined Statement of Cash Flows

Year Ended January 6, 2008

Reorganized Debtors
(in thousands)
Net cash provided by (used in):
Operating activities	$(43,250)
Investing activities	(2,437)
Financing activities	70,845

Increase in cash and cash equivalents	25,158
Cash and cash equivalents, beginning of year	29,274

Cash and cash equivalents, end of year	$54,432

Net cash paid for reorganization items included in operating activities	$6,841

Net cash paid for reorganization items included in financing activities	$3,389

Reorganization Items, net

Reorganization items, net, in our Consolidated Statement of Operations represents amounts incurred since the Commencement Date as a direct result of the Chapter 11 Cases and was comprised of the following:

For the fiscal year ended January 6, 2008
(in thousands)
Lease rejections, net	$(112,367)
Professional fees	13,758
Restructuring cash gains	(172)

Reorganization items, net	$(98,781)

Professional fees include financial and legal services directly associated with the reorganization process. Lease rejections, net represents the reduction of lease liabilities due to Bankruptcy Court rejections, partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code. As of January 6, 2008, we had received Bankruptcy Court approval to reject approximately 668 leases, resulting in the recognition of non-cash gains and losses.

9. Liabilities Subject to Compromise

Liabilities subject to compromise include unsecured and undersecured liabilities incurred by the Reorganized Debtors prior to the Commencement Date and exclude liabilities that are fully secured, liabilities of our subsidiaries that did not file for bankruptcy protection, and other payments such as taxes and payroll that are entitled to priority treatment under the Bankruptcy Code. Set forth below are the amounts of our known liabilities that are subject to compromise. These amounts represent our best estimates of known or potential pre-petition liabilities that may result in an allowed claim against us under the Plan and are recorded at the estimated or reserved amount of the claim, which may differ from the amount at which the claim ultimately will be allowed. Accordingly, such claims remain subject to future adjustments, including adjustments from negotiations, orders of the Bankruptcy Court, or other events.

The components of liabilities subject to compromise consisted of:

January 6, 2008
Accounts payable	38,026
Accrued liabilities	22,219
Accrued utilities	4,285
Accrued interest	16,410
Long-term obligations	313,784
Lease liability on closed stores	65,392

Total liabilities subject to compromise	$460,116

Certain of these claims were resolved and satisfied on or before our emergence from bankruptcy protection on the Effective Date or are still pending resolution. See Note 1. Proceedings under Chapter 11 of the United States Bankruptcy Code, for further information on distributions made under the Plan.

See Note 19. Fresh-Start Reporting (Unaudited), below for further information on liabilities subject to compromise.

10. Store Closure, Merger and Restructuring Reserves

Store Closures

We continue to evaluate underperforming and unprofitable stores as part of our restructuring strategies to conserve cash and reduce our overall cost structure. During the thirty-nine weeks ended September 30, 2007, we closed 216 underperforming stores. During the third quarter of fiscal 2007, we identified approximately 520 additional Movie Gallery and Hollywood Video stores, which we refer to as the Phase 1 stores that were subsequently closed during the fourth quarter of fiscal 2007, along with approximately 20 other stores that were closed in the normal course of business. On February 4, 2008, we announced and began closing approximately 370 additional underperforming stores, referred to as the Phase 2 stores, which we closed during the first quarter of fiscal 2008. On April 2, 2008 we began our Phase 3 store closures affecting approximately 160 additional store locations which were completed during the second quarter of fiscal 2008.

For the fifty-three weeks ended January 6, 2008, we have recognized $170.4 million in expenses associated with our continued lease obligations on our closed stores, offset by $177.2 million of corresponding non-cash gains associated with lease rejections approved by the Bankruptcy Court. We apply the “cease-use date approach” required by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FASB Statement No. 146”), in accruing costs that will continue to be incurred under our store lease contracts over their remaining term without economic benefit to us. We recognize and measure these costs at their fair value when we cease using the rights conveyed by the contracts. We have not considered any sublease rental income for stores closed during the fiscal third and fourth quarters of 2008, as we received Bankruptcy Court approval to reject the leases associated with closed stores.

The lease liability on closed stores is based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, if applicable, and is included in our liabilities subject to compromise balance.

	Movie Gallery	Hollywood Video	Total
Store closure reserve (in thousands):
Balance as of January 1, 2006	$10,112	$3,613	$13,725
Additions and adjustments	3,344	(145)	3,199
Payments	(5,474)	(773)	(6,247)

Balance as of December 31, 2006	$7,982	$2,695	$10,677
Additions and adjustments	22,299	148,069	170,368
Payments	(2,195)	(891)	(3,086)
Adjustments due to lease rejections	(27,958)	(149,246)	(177,204)

Balance as of January 6, 2008	$128	$627	$755

During the pendency of the Cases we reviewed all of our executory contracts, including our real property leases on both open and closed stores, to determine which contracts would be rejected as allowed under the Bankruptcy Code. Since the Commencement Date and through the filing date of this Annual Report on Form 10-K, we have received approval from the Court to reject leases related to approximately 1,330 stores. Approval of further lease rejections and/or closure of additional stores will result in revisions of the lease liability on closed stores and recognition of additional gains or losses subsequent to fiscal 2007.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code, which is also included in our liabilities subject to compromise balance. The net effect of the lease rejection adjustment and the lease rejection claims accrual is included in the Statement of Operations as a component of Reorganization items, net gain. As of January 6, 2008, we have a $64.8 million liability related to lease rejection claims.

Restructuring

During fiscal 2005 and fiscal 2006, in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we established and maintained restructuring reserves in the Hollywood segment for Hollywood executives and other employees that were terminated shortly after the acquisition of Hollywood in fiscal 2005, including some employees that were terminated as part of our integration efforts. During this same time, we also established and maintained restructuring reserves in the Movie Gallery segment for termination benefits associated with the relocation or elimination of positions according to our plan of integration.

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

A summary of our restructuring reserve activity is as follows:

	Movie Gallery	Hollywood Video	Total
Termination benefits (in thousands):
Balance as of January 1, 2006	$1,190	$4,116	$5,306
Additions and adjustments	1,135	—	1,135
Payments	(1,985)	(3,034)	(5,019)

Balance as of December 31, 2006	$340	$1,082	$1,422
Additions and adjustments	848	973	1,821
Payments	(657)	(1,542)	(2,199)

Balance as of January 6, 2008	$531	$513	$1,044

Estimated future additions and adjustments	$—	$—	$—
Total termination benefits cost	$3,173	$7,628	$10,801

11. Long Term Obligations

Long term debt consisted of the following (in thousands):

Instrument	December 31, 2006	January 6, 2008
Movie Gallery Senior Notes	$322,044	$313,334
April 2005 Credit Facility
Term A Loan	66,787	—
Term B Loan	688,070	—
Revolving credit facility	15,024	—
March 2007 Credit Facility
First lien term loan	—	598,502
Second lien term loan	—	183,653
DIP credit facility	—	100,000
Hollywood senior subordinated notes	450	450
Capital leases	80	—
Other	—	1,211

Total	1,092,455	1,197,150
Less current portion	(4,580)	(883,366)
Less liabilities subject to compromise	—	(313,784)

	$1,087,875	$—

The scheduled maturities on our debt for the next five years are as follows (in thousands):

Year	Total
2008	$1,208,490
2009	326
2010	—
2011	—
2012	—
Thereafter	—

Total	1,208,816
Discount on Senior Notes	2,837
Deferred financing fees on Senior Notes	8,829

Net	$1,197,150

March 2007 Credit Facility (Amended and Restated on May 20, 2008)

On March 8, 2007, we entered into a $900 million senior secured credit facility (the “March 2007 Credit Facility”). The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility (the “April 2005 Credit Facility”), which we entered into in April 2005 in connection with the acquisition of Hollywood. The $325 million of 11% senior unsecured notes due 2012 (the “11% Senior Notes”), which we also issued in connection with the Hollywood acquisition, remained outstanding at January 6, 2008.

We accounted for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and in the first quarter of fiscal 2007, we recognized a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility. In addition, we have deferred $23.2 million in debt financing fees related to the March 2007 Credit Facility, which will be recognized ratably over the term of the March 2007 Credit Facility.

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

We had $1.5 million in issued and undrawn letters of credit under our first lien synthetic letter of credit facility at January 6, 2008.

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we have classified all obligations under the first lien facilities as current liabilities as of January 6, 2008.

The filing of the Chapter 11 Cases also created an event of default under our second lien credit facility. Under the terms of the second lien credit agreement, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified our $175 million second lien term loan as a current liability as of January 6, 2008.

The first and second lien facilities were amended and restated as discussed below in connection with our emergence from Chapter 11 on May 20, 2008.

Interest Rate Caps and Swaps

Our March 2007 Credit Facility required that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed-rate debt for a period of three years subsequent to March 8, 2007.

On April 3, 2007, we executed a floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of April 5, 2007 and a termination date of June 29, 2007. Under the terms of this swap agreement, we paid fixed rate interest on the $225.0 million at a rate of 5.348% and received floating rate interest based on a linear interpolation of two-month and three-month LIBOR for the 85 days covering the term of this swap. We received no consideration upon settlement of this interest rate swap on June 29, 2007.

On April 3, 2007, we also executed a forward-starting floating-to-fixed interest rate swap for an amount of $225.0 million, with an effective date of June 29, 2007 and a termination date of June 30, 2010. Under the terms of this forward-starting swap agreement, we paid fixed rate interest on the $225.0 million at a rate of 5.128% and received floating rate interest based on three-month LIBOR. On July 5, 2007, we settled this interest rate swap (prior to the scheduled termination date) and received $1.3 million in consideration.

On July 31, 2007, we entered into a 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of the new cap agreement, we would pay floating-rate interest up to a maximum of 6.50% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010.

None of the derivative instruments entered into during fiscal 2007 qualified as hedging instruments under the requirements set forth in FASB Statement No. 131, Accounting for Derivative Instruments and Hedging Activities, as amended, therefore, changes in the fair value of these derivatives, as well as gains and losses upon settlement, are recognized in Interest expense in the consolidated statements of operations, and as a component of Net income in the consolidated statements of cash flows.

During fiscal 2006, two, two-year floating–to-fixed interest rate swaps with a total amount of $280 million that were entered into in fiscal 2005 were settled prior to their scheduled April 2007 maturity dates. Both of these swaps had been designated as cash flow hedging instruments since their fixed-rate payment terms coincided with the terms of the underlying debt. Changes in their fair value were recorded in Accumulated other comprehensive income in our consolidated balance sheets through their settlement date of October 20, 2006, at which time we received $2.5 million in cash. The gain on settlement was recorded to Accumulated other comprehensive income and was subsequently amortized into Interest expense over the remaining term of the original agreements.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under our 11% Senior Notes due 2012 (the “11% Senior Notes”). Under the terms of the 11% Senior Notes, the outstanding principal balance of all of the 11% Senior Notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. The 11% Senior Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $325 million 11% Senior Notes as a liability subject to compromise as of January 6, 2008.

On the Effective Date, the 11% Senior Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of 11% Senior Notes received equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

The filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% senior subordinated notes due 2011 (the “Senior Subordinated Notes”). Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. The Senior Subordinated Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $0.5 million in Senior Subordinated Notes as a liability subject to compromise as of January 6, 2008.

On the Effective Date, the Senior Subordinated Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of the Senior Subordinated Notes will receive equity in the Reorganized Debtors.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, the Reorganized Debtors entered into a $150 million DIP Credit Agreement among us, certain of our subsidiaries (all of whom were Reorganized Debtors) as Guarantors and the lenders and agents from time to time party thereto.

The DIP Credit Agreement provides for (i) a $50 million revolving loan and letter of credit facility (the “Revolving Facility”) and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to refinance our revolver under the March 2007 Credit Facility, pay certain transactional expenses and fees incurred by us and support our working capital needs, including general corporate purposes.

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus 2.50% per annum or (ii) at the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement, plus 3.50% per annum. At January 6, 2008, we had $100.0 million outstanding under the DIP Credit Agreement.

On the Effective Date and pursuant to the Plan, the creditors under the DIP Credit Agreement were paid in full in cash and the DIP Credit Agreement was terminated.

Post – Chapter 11 Financing Arrangements

On May 20, 2008, we emerged from Chapter 11 by consummating the transactions contemplated by the Plan. In connection therewith, the Reorganized Debtors entered into new financing agreements, as described below.

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings in an amount not to exceed $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans (the “First Lien Term Loan Facility”), and $23.5 million aggregate principal amount of letters of credit, or the Letter of Credit Facility. The First Lien Credit Facility amended and restated the first lien facilities outstanding immediately prior to the commencement of the Chapter 11 Cases under our March 2007 Credit Facility.

Borrowings under the First Lien Term Loan Facility bear interest at floating interest rates plus applicable margins that are computed in accordance with the First Lien Term Loan Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest).

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012, or 90 days following the date the aggregate principal amount of the term loans does not exceed $20.0 million

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated using trailing four quarter results and specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of “Consolidated Adjusted EBITDA” (as defined below) relative to cash interest expense;

•	the leverage test is a measurement of total leverage under the First Lien Credit Facility, including amounts drawn under letters of credit, relative to Consolidated Adjusted EBITDA; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Credit Facility, the Second Lien Credit Facility, amounts drawn under letters of credit and any other secured indebtedness relative to Consolidated Adjusted EBITDA.

For purposes of the First Lien Credit Facility, Consolidated Adjusted EBITDA means our consolidated net income plus interest expense, income tax expense, depreciation expense and amortization expense after giving effect to certain other adjustments described more specifically in the First Lien Credit Facility.

Additionally, the First Lien Term Loan Facility places annual limits on the amount of our consolidated capital expenditures.

The obligations under the First Lien Credit Facility are unconditionally guaranteed by each of our domestic subsidiaries and Movie Gallery Canada. The obligations under the First Lien Credit Facility are also secured by a first priority lien on substantially all of our assets and those of the other guarantors.

On October 6 and 7, 2008, we entered into conversion agreements with certain holders of term loans under our First Lien Credit Facility, pursuant to which such holders assigned approximately $159.0 million aggregate principal amount of term loans (including accrued and unpaid interest thereon) to us. As a result of the assignment, the assigned term loans converted into approximately 15.9 million shares of our New Common Stock at a price of $10 per share. In connection with the conversion, our Audit Committee, with the assistance of outside counsel and a third-party advisory firm, evaluated the fairness of the conversion price from a financial point of view.

Amended and Restated Second Lien Credit Facility

The Second Lien Credit Facility is a senior secured credit facility that provides for term loans in an aggregate principal amount not to exceed $117.1 million. The Second Lien Credit Facility amended and restated the second lien facility that was part of our March 2007 Credit Facility.

Borrowings under the Second Lien Credit Facility bear interest at floating interest rates plus applicable margins that are computed in accordance with the Second Lien Credit Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest

The maturity date of the Second Lien Credit Facility is the earlier of November 20, 2012, or in the event that the term loans under the First Lien Credit Facility become due and payable in full, whether by acceleration or otherwise.

The Second Lien Credit Facility contains no financial covenants.

The obligations under the Second Lien Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and Movie Gallery Canada. The obligations under the Second Lien Credit Facility are also secured by a second priority lien on substantially all of our assets and those of the other guarantors.

Revolving Credit Facility

The Revolving Credit Facility with various lenders (including affiliates of Sopris) and agents is a senior secured credit facility due May 20, 2011, which provides for revolving loans up to an aggregate principal amount of $100.0 million.

Loans under the Revolving Credit Facility bear interest at floating rates plus applicable margins that are computed in accordance with the Revolving Credit Facility. In addition, we must pay annual commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding revolving loans multiplied by 0.375%.

Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, with the final payment due and payable at the earlier of May 20, 2011 or the date that we terminate the revolving commitments. We may voluntarily prepay any revolving loans in whole or in part without penalty or premium. In the event that at any time the sum of the aggregate principal amount of all outstanding revolving loans exceeds the lesser of the Borrowing Base or the aggregate commitments under the Revolving Credit Facility, we will be required to make prepayments in the amount of such excess. The amount of the Borrowing Base is calculated using a definition contained in the Revolving Credit Facility by reference to the amount of eligible accounts receivable and the liquidation value of our inventory, in each case after certain adjustments described in the Revolving Credit Facility, including the establishment of certain reserves.

The obligations under the Revolving Credit Facility are unconditionally guaranteed by us and each of our domestic subsidiaries and, at our election and upon compliance with certain requirements, Movie Gallery Canada. The obligations under the Revolving Credit Facility are also secured by a first priority lien on substantially all of our assets and those of the other guarantors. The Revolving Credit Facility constitutes a “first-out” revolving facility, under which the distribution of the proceeds of the collateral will be applied to the repayment of the Revolving Credit Facility prior to the repayment of the borrowings under the First Lien Credit Facility and the Second Lien Credit Facility.

The Revolving Credit Facility contains customary operational covenants for revolving facilities of this type, including covenants that will limit the ability of us, the other guarantors and other subsidiaries to incur or guarantee additional indebtedness, incur liens, make further negative pledges, pay dividends on or repurchase stock, restrict dividends or other distributions from our subsidiaries, make certain types of investments, sell assets, merge with other companies, dispose of subsidiary interests, enter into sales and lease back transactions, enter into transactions with affiliates, or change lines of business. Pursuant to the Revolving Credit Facility, we must comply with the financial covenants set forth in the First Lien Term Loan Facility.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the “Commitment Period”. During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business with letters of credit that may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of warrants.

Classification of Debt

As of January 6, 2008, all of our pre-petition debt was in default, and a portion of it is subject to compromise. The following table classifies our pre-petition debt in terms of whether or not it is subject to compromise.

(in millions)	Year Ended January 6, 2008
Short-term debt and long-term debt not subject to compromise:
First lien credit facility	$598.5
Second lien credit facility	183.7
DIP term loan	100.0
Other	1.2

Total debt not subject to compromise	883.4

Long-term debt subject to compromise:
11% Senior Notes due 2012 (net of deferred financing fees and discount)	313.3
Hollywood 9.625% Senior Subordinated Notes due 2011	0.4

Total long-term debt subject to compromise	313.7

Total outstanding debt	$1,197.1

Pursuant to the requirements of SOP 90-7, as of the filing of the Chapter 11 Cases, deferred financing fees of $8.8 million related to pre-petition debt determined to be subject to compromise are no longer being amortized and have been included as an adjustment to the net carrying value of the related pre-petition debt at January 6, 2008. The carrying value of the pre-petition debt will be adjusted for future reporting periods as of the point that it becomes an allowed claim by the Bankruptcy Court to the extent the carrying value differs from the amount of the allowed claim.

Fair Value of Debt

The fair value of our borrowings, which are based primarily on quoted market prices, was $1,015 million as of December 31, 2006, and $765.4 million as of January 6, 2008.

12. Stockholders’ Equity

Under the Plan, all of our existing common stock, stock options, and restricted stock grants were cancelled upon consummation of the Plan by the Court and our exit from Chapter 11 on May 20, 2008. Holders of Movie Gallery’s old common stock received no distribution under the Plan on account of such interests.

We recognize stock-based compensation expense in accordance with FASB Statement No. 123(R). Our accounting for our stock-based compensation plans in place prior to the Effective Date will continue to be recorded in our results of operations for financial periods during our bankruptcy proceedings.

Stock options granted under our Movie Gallery, Inc. 2003 Stock Plan, as amended, or the Stock Plan, have a ten-year term and generally vest over four years. The Stock Plan provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants. As of January 6, 2008, 4,817,960 shares are reserved for issuance under the Stock Plan.

The adoption of FASB Statement No. 123(R) in fiscal 2006 did not result in any changes in our assumptions regarding estimated future forfeitures for grants outstanding as of January 1, 2006, and since all of our stock options were fully vested as of the end of fiscal 2005, no cumulative adjustment from accounting change is included in our consolidated statement of operations. FASB Statement No. 123(R) requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted in fiscal 2006 or 2007.

We plan to use the Black-Scholes valuation model for future stock option grants in order to determine fair value. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

FASB Statement No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for either fiscal 2006 or 2007.

There was no expense recognized related to stock options during fiscal 2006 and 2007 as all of our outstanding options were fully vested as of the end of fiscal 2005.

Following is a summary of our stock option activity for fiscal 2006 and 2007:

	Options Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2006	976,751	$14.33
Granted	—	—
Exercised	(360)	4.51
Cancelled	(196,563)	13.78

Outstanding at December 31, 2006	779,828	$14.47
Granted	—	—
Exercised	—	—
Cancelled	(118,070)	12.61

Outstanding at January 6, 2008	661,758	$14.80

Exercisable at January 1, 2006	976,751	$14.33
Exercisable at December 31, 2006	779,828	$14.47
Exercisable at January 6, 2008	661,758	$14.80

Options outstanding as of January 6, 2008 had a weighted-average remaining contractual life of approximately five years and exercise prices ranging from $1.00 to $22.00 as follows:

	Exercise price of:
	$1.00 to $7.00	$8.00 to $14.00	$15.00 to $22.00
Options outstanding	143,934	143,199	374,625
Weighted average exercise price	$1.62	$14.48	$19.99
Weighted average remaining contractual life	2.4 years	4.2 years	5.8 years
Options exercisable	143,934	143,199	374,625
Weighted average exercise price of exercisable options	$1.62	$14.48	$19.99

Service-based non-vested stock grants vest over periods ranging from one to four years. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, of the shares, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense charged to operations related to these stock grants was $2.5 million and $1.6 million for fiscal 2006 and 2007, respectively. The total grant date fair value of service-based share awards vested during fiscal 2006 and 2007 was $1.5 million and $3.6 million, respectively.

Following is a summary of our service-based non-vested share activity for fiscal 2006 and 2007:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2006	206,431	$25.62
Granted	1,275,900	6.82
Vested	(61,990)	24.55
Cancelled	(89,274)	20.36

Outstanding at December 31, 2006	1,331,067	$8.00
Granted	125,000	3.68
Vested	(444,516)	8.12
Cancelled	(271,272)	7.04

Outstanding at January 6, 2008	740,279	$7.56

Performance-based non-vested stock grants entitle participants to acquire shares of stock upon attainment of specified performance goals. Compensation expense, representing the excess of the fair market value of the shares at the date of issuance over the nominal purchase price, if any, net of assumptions regarding future forfeitures and the likelihood that the performance requirements will be attained, is charged to earnings over the vesting period. Compensation cost of $0.6 million and zero for performance-based stock grants was recognized during fiscal 2006 and 2007, respectively using the accelerated expense attribution method. The total grant date fair value of performance-based share awards vested for fiscal 2006 and 2007 was $1.5 million and $0.8 million, respectively.

Following is a summary of our performance-based non-vested share activity for fiscal 2006 and 2007:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2006	106,750	$24.43
Granted	—	—
Vested	(50,500)	28.84
Cancelled	(31,250)	12.83

Outstanding at December 31, 2006	25,000	$30.03
Granted	—	—
Vested	(25,000)	30.03
Cancelled	—	—

Outstanding at January 6, 2008	—	$—

Total compensation cost related to all non-vested awards that is not yet recognized was $2.7 million at January 6, 2008 and, had these awards not been cancelled as of the Effective Date, this amount would have been expected to be recognized over a weighted-average period of approximately two years.

On October 15, 2008, we filed SEC Form 15, Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, to begin the de-registration process of our New Common Stock.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
Cumulative translation adjustment Balance, beginning of year	$7,201	$7,372
Change in foreign currency cumulative translation adjustment, net of taxes	171	2,506

Balance, end of year	$7,372	$9,878
Qualified cash flow hedging instruments Balance, beginning of year	$2,808	$1,806
Change in fair value of interest rate swaps, net of taxes	(1,002)	(1,806)

Balance, end of year	$1,806	$—
Accumulated other comprehensive income Balance, end of year	$9,178	$9,878

14. Commitments and Contingencies

Lease Commitments

Under the Bankruptcy Code, we generally must assume or reject executory contracts, including lease obligations. Therefore the commitments shown below may not reflect actual cash disbursements in future periods. Future contractual minimum lease payments under operating leases are presented below for the annual fiscal periods ending after January 6, 2008. The table below excludes leases rejected with Court approval on or before January 6, 2008. Subsequent lease rejections will further reduce the indicated commitments, but would increase lease rejection claims included in our liabilities subject to compromise balance.

Fiscal Year	Operating Leases	Sublease Income
	(in thousands)
2008	$282,386	$2,231
2009	212,398	1,681
2010	162,926	1,362
2011	125,083	1,020
2012	87,173	482
Thereafter	83,638	419

Rent expense, including lease termination costs, for fiscal 2006 and 2007 totaled $474.7 million and $617.5 million, respectively. Total sublease income for fiscal 2006 and 2007 was $5.3 million and $5.1 million, respectively.

Litigation

We have been named to various claims, disputes, legal actions and other proceedings involving contracts, employment, our bankruptcy filing and various other matters. If such claims, disputes, actions or other proceedings were subject to the release, discharge or exculpation provisions in the Plan, they are subject to a permanent injunction against the collection of such debts as set forth in the Plan and the Confirmation Order. For those claims that are not subject to the injunction, a negative outcome in certain of the ongoing matters could harm our business, financial condition, liquidity or results of operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business.

At January 6, 2008 the legal contingencies reserve was $2.1 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies. At December 31, 2006, our legal contingencies reserve, net of expected recoveries from insurance carriers, was $1.8 million of which $1.3 million relates to pre-Hollywood acquisition contingencies.

15. Related Party Transactions

We held a one-third interest in ECHO, LLC, or ECHO, a supply sales and distribution company. During fiscal 2007, we ceased doing business with ECHO, LLC. We purchased office and store supplies and other business products from ECHO.

Air Conditioning Associates, Inc., or ACA, is co-owned by the father-in-law and brother-in-law of Mr. Malugen, our former Chairman of the Board, President and Chief Executive Officer. ACA administers the repair and maintenance function for our store base and corporate offices in addition to providing HVAC materials and related services. On January 9, 2007, we entered into a new contract with ACA to provide these services following a “request for proposal” process reviewed by our Audit Committee.

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
	(In Thousands)
Purchases from ECHO	$13,601	$684
Distributions from ECHO	85	—
Accounts payable to ECHO	38	—
Purchases from Air Conditioning Associates	$323	$861
Distributions from Air Conditioning Associates	—	—
Accounts payable to Air Conditioning Associates	—	—

16. Segment Reporting and Geographical Information

Our reportable segments are based on our three store brands, Movie Gallery, Hollywood Video, and Game Crazy. As of January 6, 2008, Movie Gallery represented 2,230 video stores serving mainly rural markets in the United States and Canada. Hollywood Video represented 1,646 video stores serving predominantly urban markets. Beginning in fiscal 2007, we established dedicated retail space within certain of our Hollywood Video and Movie Gallery stores to operate as scaled-down versions of our standard Game Crazy departments. For purposes of financial reporting, the games hardware and software transactions realized from these dedicated spaces are included within either the Hollywood Video segment or the Movie Gallery segment depending upon their location since, among other reasons, they share a common point of sale system and common management with the host store. Game Crazy represented 570 in-store departments and 13 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest and other financing costs, equity in losses of unconsolidated entities and income taxes. Information on our reportable operating segments is as follows (in thousands):

	Fiscal Year Ended December 31, 2006
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$793,763	$1,236,488	$—	$2,030,251
Product sales	77,641	109,257	324,784	511,682
Depreciation and amortization	41,246	56,187	9,919	107,352
Rental amortization	182,290	230,576	—	412,866
Change in rental amortization estimates	11,311	—	—	11,311
Operating income (loss)	(18,425)	116,823	(2,063)	96,335
Goodwill	147	115,422	—	115,569
Total assets	347,709	702,500	103,068	1,153,277
Purchases of property, furnishings and equipment	13,145	6,323	152	19,620

	Fiscal Year Ended January 6, 2008
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$750,217	$1,077,785	$—	$1,828,002
Product sales	84,178	116,925	423,340	624,443
Depreciation and amortization	31,416	39,434	7,099	77,949
Rental amortization	154,521	229,664	—	384,185
Change in rental amortization estimates	28,730	36,956	—	65,686
Impairment of goodwill	148	115,422	—	115,570
Impairment of other intangibles	—	158,422	—	158,422
Impairment of property, furnishings, and equipment	28,390	32,333	3,855	64,578
Operating income (loss)	(50,163)	(516,249)	2,293	(564,119)
Total assets	284,583	282,601	96,141	663,325
Purchases of property, furnishings and equipment	1,932	5,209	135	7,276

All intercompany transactions are accounted for at historical cost basis.

The following table sets forth our consolidated revenues and assets by geographic area. All intercompany balances and transactions have been eliminated.

	Fiscal Year Ended
	December 31, 2006	January 6, 2008
	(in thousands)
Revenues:
United States	$2,445,698	$2,352,452
Canada	94,822	99,981
Mexico	1,413	12

Total revenues	$2,541,933	$2,452,445

Assets (at end of fiscal year):
United States	$1,115,220	$631,068
Canada	37,562	32,102
Mexico	495	155

Total Assets	$1,153,277	$663,325

17. 401(k) Plans

Movie Gallery has established the Movie Gallery Retirement Savings Plan, or the Movie Gallery Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. On April 27, 2005, Movie Gallery assumed sponsorship of the Hollywood Entertainment 401(k) Retirement Savings Plan, or the Hollywood Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. We incurred savings plan expenses of $683,000 and $337,000 for fiscal 2006 and 2007, respectively. In January 2007, the Movie Gallery Plan and Hollywood Plan merged into the Amended Restated Movie Gallery/Hollywood 401(k) Retirement Savings Plan for the benefit of employees meeting certain eligibility requirements. Under our Bankruptcy Court approved “first day” motions and applications, the Amended Restated Movie Gallery/Hollywood 401(k) Retirement Savings Plan remains in effect.

18. Discontinued Operations, net

On March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, an on-demand movie service, for cash consideration of $3.1 million. However, we were unable to achieve our previously anticipated revenue and customer acquisition levels for MovieBeam and during the third quarter of fiscal 2007, we decided to pursue the sale of the MovieBeam business and communicated this plan to our lenders and financial advisors. In the fourth quarter of fiscal 2007, we ceased operations associated with MovieBeam. In the second quarter of fiscal 2008 we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their carrying value of $2.1 million. The carrying value of these assets is presented in the Assets held for sale caption in our Consolidated Balance Sheet. We have adjusted our financial statements and related notes to classify the fiscal 2007 $11.7 million net operating loss of this entity as a loss from discontinued operations. There is no tax benefit associated with this loss due to the valuation allowance on our deferred tax benefits (see Note 5. Income Taxes).

19. Fresh-Start Reporting (Unaudited)

In accordance with SOP 90-7, fresh-start reporting was required upon emergence from Chapter 11 because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of our assets was less than its post-petition liabilities and allowed claims.

All conditions required for the adoption of fresh-start reporting were met on May 20, 2008, the Effective Date. However, in light of the proximity of the Effective Date to our accounting period close immediately preceding May 20, 2008, which was May 11, 2008, we elected to adopt a convenience date of May 11, 2008 for recording adjustments needed to account for fresh-start reporting and the Plan of Reorganization, including the cancellation of the old common stock of the Predecessor and the issuance of the New Common Stock of the Successor. These entries were reported for accounting purposes as if they occurred on May 11, 2008. We evaluated the activity between May 11, 2008 and May 20, 2008 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of May 11, 2008 was appropriate for financial reporting purposes. The use of the May 11, 2008 convenience date is for financial reporting purposes only and does not affect the legality of or the effective date of the Plan.

Fresh-start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to FASB Statement No. 141. Under fresh-start reporting, a new reporting entity is deemed created, and all assets and liabilities are revalued to their fair values. Accordingly, our financial statements prior to May 11, 2008 are not comparable to our financial statements for periods on or after May 11, 2008. References to “Successor” refer to Movie Gallery on or after May 11, 2008, after application of fresh-start reporting. References to “Predecessor” refer to Movie Gallery prior to May 11, 2008. “Successor Periods” refer to accounting periods of the Successor from May 12, 2008 and later and “Predessor Periods” refer to accounting periods of the Predecessor that ended May 11, 2008 and earlier.

As part of our fresh-start reporting we applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a comparison of the Company and our projected performance to the market values of comparable companies; (ii) review and analysis of several recent transactions of companies determined to be similar to the Company; (iii) a calculation of the present value of the future cash flows based on our projections; and (iv) a calculation of the fair value of our total debt, our New Common Stock, and our New Warrants issued as part of the Plan. Based upon an evaluation of relevant factors used in determining the range of reorganization values and updated expected cash flow projections, we concluded that $1.0 billion should be used for fresh-start reporting purposes as it most closely approximated the fair value of the Company. This value was determined using projections and assumptions, which are inherently subject to significant uncertainties and the resolution of contingencies which are beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

Fresh-start reporting required us to allocate our reorganization value to our assets and liabilities in accordance with FASB Statement No. 141. Assets were revalued to fair value, generally as determined by independent appraisals and valuations. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were recorded to recognize differences between book and tax basis of assets and liabilities. In addition to revaluing existing assets and liabilities, we recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The reorganization value exceeded the sum of the amounts assigned to assets and liabilities by approximately $439.4 million. Per FASB Statement No. 141, the excess amount of the reorganization value over the amounts allocated to assets and liabilities should be allocated to goodwill. Accordingly, $439.4 million was recorded as goodwill as of May 11, 2008.

Adjustments to reflect the revaluation of assets and liabilities resulted in a net gain of $336.4 million. The restructuring of our capital structure and resulting discharge of pre-petition debt resulted in a gain of $251.2 million. Both of these gains were recorded as Plan of Reorganization adjustments in the Predecessor’s condensed consolidated balance sheet.

Estimates of fair value represent our best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with FASB Statement No. 141, the allocation of the reorganization value to individual assets and liabilities is subject to adjustment as additional or improved information becomes available, which may result in revisions to the fresh-start valuation adjustments presented below.

The following table presents the effects of transactions outlined in the Plan and adoption of fresh-start reporting on our Condensed Consolidated Balance Sheet as of May 11, 2008. The table reflects settlement of various liabilities, cancellation of existing stock and issuance of new stock, and other transactions as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair value and the recording of certain intangible assets.

	Balance Sheet
	May 11, 2008	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		May 11, 2008
Assets
Current assets:
Cash and cash equivalents	$62,830	$14,528	a	$—		$77,358
Merchandise inventory	168,684	—		(11,742)	b	156,942
Prepaid expenses	34,002	(646)	c	—		33,356
Store supplies and other	27,125	(12,484)	d	(6,562)	b	8,079
Assets held for sale	—	—		1,890	b	1,890

Total current assets	292,641	1,398		(16,414)		277,625
Rental inventory, net	212,640	—		(2,040)	b	210,600
Property, furnishings and equipment, net	93,971	—		27,833	b	121,804
Goodwill, net	—	—		439,357	b	439,357
Other intangible assets	19,804	—		94,096	b	113,900
Deferred income tax asset, net	1,153	—		—		1,153
Deposits and other assets	24,340	8,630	e	23,859	b	56,829

Total assets	$644,549	$10,028		$566,691		$1,221,268

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$883,226	$(876,305)	f	$—		$6,921
Accounts payable	51,770	—		—		51,770
Accrued liabilities	61,836	13,241	g	—		75,077
Accrued payroll	24,616	—		—		24,616
Accrued interest	13,415	(13,415)	f	—		—
Deferred revenue	38,374	—		(1,245)	b	37,129

Total current liabilities	1,073,237	(876,479)		(1,245)		195,513
Long-term obligations, less current portion	—	779,100	f	—		779,100
Other accrued liabilities	19,406	(1,385)	h	(2,697)	b	15,324

Total liabilities not subject to compromise	1,092,643	(98,764)		(3,942)		989,937

Total liabilities subject to compromise	482,555	(482,555)	g	—		—

Total liabilities	1,575,198	(581,319)		(3,942)		989,937

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	32	(11)	i	—		21
Additional paid-in capital	200,624	30,686	i	—		231,310
Accumulated deficit	(1,141,028)	570,508	i	570,520	j	—
Accumulated other comprehensive income	9,723	(9,836)	j	113	j	—

Total stockholders’ equity (deficit)	(930,649)	591,347		570,633		231,331

Total liabilities and stockholders’ equity (deficit)	$644,549	$10,028		$566,691		$1,221,268

a.	Primarily reflects the proceeds received from the New Common Stock Rights Offering, offset by the repayment of borrowings under the DIP Credit Agreement and related accrued interest and expenditures for professional services related to the consummation of the Plan and the Amended and Restated March 2007 Credit Facility.

b.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets, leases and the resulting amount of goodwill.

c.	Reflects write-off of prepaid expenses associated with March 2007 Credit Facility.

d.	Reflects collection of receivable associated with outstanding letters of credit under the March 2007 Credit Facility.

e.	Reflects capitalization of debt issuance costs associated the Amended and Restated March 2007 Credit Facility, net of the write-off of unamortized debt issuance costs of the March 2007 Credit Facility and DIP Credit Agreement.

f.	Reflects borrowings under the Amended and Restated March 2007 Credit Facility and related interest accruals.

g.	Reflects the discharge of most of the Predecessor’s liabilities subject to compromise in accordance with the Plan, accrual for maximum aggregate payment to unsecured creditors under the Plan and the accrual of debt issuance costs associated with the Amended and Restated March 2007 Credit Facility.

h.	Reflects the write-down of liabilities for uncertain tax positions.

i.	Reflects the issuance of the Successor’s New Common Stock and New Warrants, the cancellation of the Predecessor’s common stock, the gain on the discharge of liabilities subject to compromise, the gain on the discharge of the Predecessors pre-petition debt, and professional fees associated with the consummation of the Plan, the Amended and Restated March 2007 Credit Facility and the issuance of the New Warrants.

j.	Reflects the elimination of the Predecessor’s historical accumulated deficit and other equity accounts.

20.	Consolidating Financial Statements

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

Consolidating Statement of Operations

For the Fiscal Year Ended December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$1,944,036	$86,215	$—	$2,030,251
Product sales	—	501,662	10,020	—	511,682

Total revenue	—	2,445,698	96,235	—	2,541,933
Cost of sales:
Cost of rental revenue	—	594,617	32,301	—	626,918
Cost of product sales	—	376,472	8,461	—	384,933

Gross profit	—	1,474,609	55,473	—	1,530,082
Operating costs and expenses:
Store operating expenses	—	1,187,600	54,238	—	1,241,838
General and administrative	8,832	174,912	5,370	—	189,114
Amortization of intangibles	—	2,696	142	—	2,838
Other income	—	—	(43)	—	(43)

Operating income (loss)	(8,832)	109,401	(4,234)	—	96,335
Interest expense, net	81,066	38,591	753	—	120,410
Equity in earnings (losses) of subsidiaries	64,409	(3,772)	—	(60,637)	—

Income (loss) before income taxes	(25,489)	67,038	(4,987)	(60,637)	(24,075)
Income taxes (benefit)	231	2,629	(1,215)	—	1,645

Net income (loss)	$(25,720)	$64,409	$(3,772)	$(60,637)	$(25,720)

Consolidating Statement of Operations

For the Fiscal Year Ended January 6, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$1,741,781	$86,221	$—	$1,828,002
Product sales	—	610,669	13,774	—	624,443

Total revenue	—	2,352,450	99,995	—	2,452,445
Cost of sales:
Cost of rental revenue	—	620,435	30,504	—	650,939
Cost of product sales	—	481,620	11,528	—	493,148

Gross profit	—	1,250,395	57,963	—	1,308,358
Operating costs and expenses:
Store operating expenses	—	1,301,312	51,946	—	1,353,258
General and administrative	25,938	146,074	6,755	—	178,767
Amortization of intangibles	—	2,505	144	—	2,649
Impairment of goodwill	—	115,556	14	—	115,570
Impairment of other intangibles	—	158,422	—	—	158,422
Impairment of property, furnishings, and equipment	—	58,618	5,961	—	64,579
Other (income) expense	—	(1,245)	477	—	(768)

Operating loss	(25,938)	(530,847)	(7,334)	—	(564,119)
Interest expense, net	105,018	42,655	528	—	148,201
Equity in earnings (losses) of subsidiaries	(481,367)	(8,779)	—	490,146	—

Income (loss) before reorganization items and income taxes	(612,323)	(582,281)	(7,862)	490,146	(712,320)
Reorganization items, net	13,757	(112,538)	—	—	(98,781)

Income (loss) before income taxes	(626,080)	(469,743)	(7,862)	490,146	(613,539)
Income taxes (benefit)	(3,682)	(94)	917	—	(2,859)

Net income (loss) from continuing operations	(622,398)	(469,649)	(8,779)	490,146	(610,680)
Loss on discontinued operations	—	11,718	—	—	11,718

Net income (loss)	$(622,398)	$(481,367)	$(8,779)	$490,146	$(622,398)

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$29,274	$3,679	$—	$32,953
Merchandise inventory, net	—	136,887	3,727	—	140,614
Prepaid expenses	—	43,683	1,641	—	45,324
Store supplies and other	—	18,764	1,447	—	20,211
Deferred income taxes	—	—	209	—	209

Total current assets	—	228,608	10,703	—	239,311
Rental inventory, net	—	326,183	13,798	—	339,981
Property, furnishings, and equipment, net	—	230,146	12,789	—	242,935
Goodwill	—	115,556	13	—	115,569
Other intangibles, net	—	181,646	266	—	181,912
Deposits and other assets	28,906	4,175	488	—	33,569
Investments in subsidiaries	878,144	16,833	—	(894,977)	—

Total assets	$907,050	$1,103,147	$38,057	$(894,977)	$1,153,277

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$4,500	$80	$—	$—	$4,580
Accounts payable	—	81,007	5,373	—	86,380
Accrued liabilities	858	79,262	312	—	80,432
Accrued payroll	534	45,568	1,794	—	47,896
Accrued interest	6,567	13	194	—	6,774
Deferred revenue	—	41,362	693	—	42,055

Total current liabilities	12,459	247,292	8,366	—	268,117
Long-term obligations, less current portion	1,087,425	450	—	—	1,087,875
Other accrued liabilities	—	31,346	2,370	—	33,716
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	427,797	(438,285)	10,488	—	—
Stockholders’ equity (deficit)	(236,431)	878,144	16,833	(894,977)	(236,431)

Total liabilities and stockholders’ equity (deficit)	$907,050	$1,103,147	$38,057	$(894,977)	$1,153,277

Condensed Consolidating Balance Sheet

January 6, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$54,432	$6,880	$—	$61,312
Merchandise inventory, net	—	144,456	5,452	—	149,908
Prepaid expenses	—	40,440	1,833	—	42,273
Store supplies and other	—	15,654	704	—	16,358
Assets held for sale	—	2,085	—	—	2,085

Total current assets	—	257,067	14,869	—	271,936
Rental inventory, net	—	225,626	11,807	—	237,433
Property, furnishings, and equipment, net	—	101,641	5,112	—	106,753
Other intangibles, net	—	20,720	154	—	20,874
Deferred tax assets, net	41	1,112	—		1,153
Deposits and other assets	20,474	4,386	316	—	25,176
Investments in subsidiaries	399,285	16,597	—	(415,882)	—

Total assets	$419,800	$627,149	$32,258	$(415,882)	$663,325

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$883,366	$—	$—	$—	$883,366
Accounts payable	—	25,135	(398)	—	24,737
Accrued liabilities	4,354	49,847	1,904	—	56,105
Accrued payroll	—	20,841	1,272	—	22,113
Accrued interest	9,326	1	—	—	9,327
Deferred revenue	—	41,586	1,140	—	42,726

Total current liabilities	897,046	137,410	3,918	—	1,038,374
Other accrued liabilities	1,806	17,120	1,930	—	20,856
Liabilities subject to compromise	329,718	130,398	—	—	460,116
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	431,451	(441,264)	9,813	—	—
Stockholders’ equity (deficit)	(856,021)	399,285	16,597	(415,882)	(856,021)

Total liabilities and stockholders’ equity (deficit)	$419,800	$627,149	$32,258	$(415,882)	$663,325

Condensed Consolidating Statement of Cash Flow

For the Fiscal Year Ended December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(25,720)	$64,409	$(3,772)	$(60,637)	$(25,720)
Equity earnings in subsidiaries	(64,409)	3,772	—	60,637	—
Adjustments to reconcile net income to cash provided by (used in) operating activities
Rental inventory amortization	—	387,610	25,256	—	412,866
Purchases of rental inventory	—	(359,386)	(21,994)	—	(381,380)
Purchases of rental inventory - base stock	—	(10,939)	(274)	—	(11,213)
Change in rental amortization estimates		10,623	688		11,311
Depreciation and intangibles amortization	—	101,611	5,741	—	107,352
Stock-based compensation	2,693	389	—	—	3,082
Amortization of debt issuance cost	6,661	—	—	—	6,661
Deferred income taxes	2	343	(624)	—	(279)
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	(4,018)	(33)	—	(4,051)
Other current assets	19	(1,181)	807	—	(355)
Deposits and other assets	1,805	3,846	88	—	5,739
Accounts payable	—	(148,690)	(1,181)	—	(149,871)
Accrued interest	2,346	3	162	—	2,511
Lease liability on closed stores	—	(3,058)	476	—	(2,582)
Accrued liabilities and deferred revenue	14,143	3,016	(1,009)	—	16,150

Net cash provided by (used in) operating activities	(62,460)	48,350	4,331	—	(9,779)
Investing Activities:
Business acquisitions, net of cash acquired	—	(300)	(19)	—	(319)
Purchase of property, furnishings and equipment	—	(18,299)	(1,321)	—	(19,620)
Proceeds from disposal of property, furnishings and equipment	—	5,027	—	—	5,027
Investment in subsidiaries	88,572	(815)	—	(87,757)	—

Net cash provided by (used in) investing activities	88,572	(14,387)	(1,340)	(87,757)	(14,912)
Financing Activities:
Repayment of capital lease obligations	—	(541)	—	—	(541)
Intercompany payable/ (receivable)	44,194	(49,648)	5,454	—	—
Net borrowings (repayments) on credit facilities	15,024	—	(6,861)	—	8,163
Debt financing fees	(5,528)	—	—	—	(5,528)
Proceeds from issuance of long-term debt	—	—	—	—	—
Principal payments on debt	(79,802)	—	(57)	—	(79,859)
Capital contribution from parent	—	—	815	(815)	—
Dividend to parent	—	(88,572)	—	88,572	—

Net cash provided by (used in) financing activities	(26,112)	(138,761)	(649)	87,757	(77,765)
Effect of exchange rate changes on cash and cash equivalents	—	171	—	—	171

Decrease in cash and cash equivalents	—	(104,627)	2,342	—	(102,285)
Cash and cash equivalents at beginning of period	—	133,901	1,337	—	135,238

Cash and cash equivalents at end of period	$—	$29,274	$3,679	$—	$32,953

Condensed Consolidating Statement of Cash Flow

For the Fiscal Year Ended January 6, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(622,398)	$(481,367)	$(8,779)	$490,146	$(622,398)
Equity earnings in subsidiaries	481,367	8,779		(490,146)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities
Rental inventory amortization	—	364,948	19,237	—	384,185
Purchases of rental inventory	—	(323,842)	(20,744)	—	(344,586)
Purchases of rental inventory - base stock	—	(692)	—	—	(692)
Change in rental amortization estimates	—	60,142	5,544	—	65,686
Non-cash reorganization items, net	—	(112,367)	—	—	(112,367)
Depreciation and intangibles amortization	—	74,274	3,675	—	77,949
Stock-based compensation	1,243	331	—	—	1,574
Amortization of debt issuance cost	6,697	—	—	—	6,697
Write-off of debt issuance costs	19,544	—	—	—	19,544
Impairment of goodwill	—	115,556	14	—	115,570
Impairment of other intangibles	—	158,422	—	—	158,422
Impairment of property, furnishings, and equipment	—	58,617	5,961	—	64,578
Other non-cash (income) expense	(1,806)	—	—	—	(1,806)
Deferred income taxes	(41)	(1,112)	227	—	(926)
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	(7,569)	(1,154)	—	(8,723)
Other current assets	289	8,329	934	—	9,552
Deposits and other assets	(181)	(1,813)	220	—	(1,774)
Accounts payable	—	(17,681)	(6,338)	—	(24,019)
Accrued interest	27,802	12	(193)	—	27,621
Lease liability on closed stores	—	167,753	(478)	—	167,275
Accrued liabilities and deferred revenue	5,301	(31,782)	824	—	(25,657)

Net cash provided by (used in) operating activities	(82,183)	38,938	(1,050)	—	(44,295)
Investing Activities:
Business acquisitions, net of cash acquired	—	(3,129)	—	—	(3,129)
Purchase of property, furnishings and equipment	—	(7,095)	(181)	—	(7,276)
Proceeds from disposal of property, furnishings and equipment	—	7,972	87	—	8,059
Investment in subsidiaries	—	(185)	185	—	—

Net cash provided by (used in) investing activities	—	(2,437)	91	—	(2,346)
Financing Activities:
Repayment of capital lease obligations	—	(1,173)	—	—	(1,173)
Intercompany payable/ (receivable)	5,192	(10,170)	4,978	—	—
Net borrowings (repayments) on credit facilities	(16,523)	—	—	—	(16,523)
Debt financing fees	(26,628)	—	—	—	(26,628)
Proceeds from issuance of long-term debt	776,500	—	—	—	776,500
Principal payments on debt	(756,358)	—	—	—	(756,358)
Proceeds from issuance of DIP term loan	100,000	—	—	—	100,000

Net cash provided by (used in) financing activities	82,183	(11,343)	4,978	—	75,818
Effect of exchange rate changes on cash and cash equivalents	—	—	(818)	—	(818)

Increase in cash and cash equivalents	—	25,158	3,201	—	28,359
Cash and cash equivalents at beginning of period	—	29,274	3,679	—	32,953

Cash and cash equivalents at end of period	$—	$54,432	$6,880	$—	$61,312

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Movie Gallery Inc.

We have audited the accompanying consolidated balance sheets of Movie Gallery Inc. as of January 6, 2008 and December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended January 6, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Gallery Inc. at January 6, 2008 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 6, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Movie Gallery, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

Ernst & Young LLP

Portland, Oregon

December 18, 2008