Form 10-Q
period 2008-04-06
MOVIE GALLERY INC
filed 2009-01-08
CIK 925178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-24548

Movie Gallery, Inc.

(Exact name of registrant as specified in charter)

Delaware	63-1120122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9275 S. W. Peyton Lane, Wilsonville, Oregon	97070
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the registrant’s New Common Stock (as defined) as of December 29, 2008 (subsequent to the Effective Date, as defined) was 37,433,487.

Part I – Financial Information

Forward Looking Statements

This Quarterly Report on Form 10-Q for Movie Gallery, Inc. (“Movie Gallery,” “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are identifiable by the fact that they do not relate strictly to historical information and may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate” or other similar expressions and variations thereof. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our Company and our industry. Forward-looking statements are subject to known and unknown risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, filed with the United States Securities and Exchange Commission on December 18, 2008, which may cause the actual results of our Company to be materially different from any future results expressed or implied by such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the risks and uncertainties associated with our ability to successfully effectuate the Second Amended Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications (the “Plan”), as confirmed by order of the United States Bankruptcy Court of the Eastern District of Virginia on April 10, 2008, our ability to operate subject to the terms of our existing financing obligations, our ability to fund our operations, our ability to make projected capital expenditures, the importance of the home video industry to movie studios, as well as general market conditions, competition and pricing. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those described under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, as well as risks and uncertainties regarding:

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

Item 1.	Financial Statements

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	January 6, 2008	April 6, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,312	$82,170
Merchandise inventory	149,908	161,172
Prepaid expenses	42,273	37,214
Store supplies and other	16,358	26,954
Assets held for sale	2,085	2,085

Total current assets	271,936	309,595
Rental inventory, net	237,433	216,289
Property, furnishings and equipment, net	106,753	96,824
Other intangibles, net	20,874	20,069
Deferred income tax asset, net	1,153	1,153
Deposits and other assets	25,176	24,815

Total assets	$663,325	$668,745

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term obligations	$883,366	$887,225
Accounts payable	24,737	39,762
Accrued liabilities	56,105	55,708
Accrued payroll	22,113	23,016
Accrued interest	9,327	7,479
Deferred revenue	42,726	39,573

Total current liabilities	1,038,374	1,052,763
Other accrued liabilities	20,856	16,596

Total liabilities not subject to compromise	1,059,230	1,069,359

Total liabilities subject to compromise	460,116	494,059

	1,519,346	1,563,418

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.10 par value; 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 65,000 shares authorized, 32,282 and 32,282 shares issued and outstanding, respectively	32	32
Additional paid-in capital	200,069	200,477
Accumulated deficit	(1,066,000)	(1,104,927)
Accumulated other comprehensive income	9,878	9,745

Total stockholders’ deficit	(856,021)	(894,673)

Total liabilities and stockholders’ deficit	$663,325	$668,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	For the Thirteen Weeks Ended
	April 1, 2007	April 6, 2008
Revenue:
Rentals	$510,990	$414,642
Product sales	136,650	141,097

Total revenue	647,640	555,739

Cost of sales:
Cost of rental revenue	154,825	133,213
Cost of product sales	103,388	106,793

Gross profit	389,427	315,733
Operating costs and expenses:
Store operating expenses	307,984	336,063
General and administrative	44,712	39,985
Amortization of intangibles	695	805
Other expenses	22	89

Operating income (loss)	36,014	(61,209)
Interest expense, net (includes $17,538 write-off of debt issuance costs for the thirteen week period ended April 1, 2007)	47,800	26,872

Loss before reorganization items and income tax expense	(11,786)	(88,081)
Reorganization items, net	—	(50,159)

Loss before income tax expense	(11,786)	(37,922)
Income tax expense	685	469

Net loss from continuing operations	(12,471)	(38,391)

Discontinued operations:
Loss from discontinued operations, net of tax ($0 income tax expense for the thirteen week periods ended April 1, 2007 and April 6, 2008)	2,395	536

Net loss	$(14,866)	$(38,927)

Net loss per common share - Basic and Diluted:
Continuing operations	$(0.39)	$(1.19)
Discontinued operations	$(0.08)	$(0.02)

Net loss	$(0.47)	$(1.21)

Weighted average shares outstanding:
Basic and Diluted	31,848	32,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Thirteen Weeks Ended
	April 1, 2007	April 6, 2008
Operating activities:
Net loss	$(14,866)	$(38,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental inventory amortization	95,951	92,326
Purchases of rental inventory	(89,602)	(71,144)
Purchases of rental inventory - base stock	(184)	(110)
Non-cash reorganization items, net	—	(66,705)
Depreciation and intangibles amortization	21,842	12,081
Amortization of debt issuance cost	1,640	1,978
Write-off of debt issuance cost	17,538	—
Stock based compensation	709	408
Deferred income taxes	161	—
Other non-cash income	(913)	—
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	(8,356)	(11,289)
Other current assets	2,615	6,927
Deposits and other assets	279	(1,282)
Accounts payable	(8,659)	15,545
Accrued interest	13,567	4,687
Lease liability on closed stores	1,094	105,065
Other accrued liabilities and deferred revenue	(16,033)	(11,798)

Net cash provided by operating activities	16,783	37,762

Investing activities:
Business acquisitions	(3,129)	—
Capital expenditures	(1,099)	(1,614)

Net cash used in investing activities	(4,228)	(1,614)

Financing activities:
Repayment of capital lease obligations	(51)	—
Net repayments on credit facilities	(15,024)	—
Debt financing fees	(23,239)	(338)
Proceeds from the issuance of long term debt	775,000	—
Principal payments on long term debt	(754,858)	—
Principal payments on DIP credit facility	—	(14,921)

Net cash used in financing activities	(18,172)	(15,259)

Effect of exchange rate changes on cash and cash equivalents	(1)	(31)
Increase (decrease) in cash and cash equivalents	(5,618)	20,858
Cash and cash equivalents at beginning of period	32,953	61,312

Cash and cash equivalents at end of period	$27,335	$82,170

Supplemental disclosures of cash flow information:
Net cash paid for reorganization items included in operating activities	—	$12,604
Net cash paid for reorganization items included in financing activities	—	$338

Supplemental non-cash investing and financing activities:
Payment-in-kind interest	—	$6,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Movie Gallery, Inc.

(Debtors-in-Possession as of October 16, 2007)

Notes to Consolidated Financial Statements (Unaudited)

April 6, 2008

References herein to “Movie Gallery,” the “Company,” “we,” “our,” or “us” refer to Movie Gallery, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hollywood” refer to Hollywood Entertainment Corporation.

1. Proceedings under Chapter 11 of the United States Bankruptcy Code

On October 16, 2007 (the “Commencement Date”), Movie Gallery, Inc. and each of its U.S. subsidiaries (the “Reorganized Debtors”), filed voluntary petitions (the “Chapter 11 Cases”), in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The Reorganized Debtors who filed jointly are the Company and the following direct and indirect subsidiaries of the Company: Hollywood Entertainment Corporation, M.G. Digital, LLC, M.G.A. Realty I, LLC, MG Automation LLC and Movie Gallery US, LLC. Our Canadian subsidiary, Movie Gallery Canada, Inc. (“Movie Gallery Canada”), and our Mexican subsidiary, Movie Gallery Mexico, Inc., S. de R.L. de C.V. (“Movie Gallery Mexico”), were not part of the filing and continued operating outside of the Chapter 11 Cases, and are collectively referred to herein as “Non-Debtor parties”. In general, as debtors in possession, each of the former debtor entities was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

In connection with the Chapter 11 Cases, on November 16, 2007, the Reorganized Debtors received final approval of their motion filed with the Bankruptcy Court for a $150 million secured super-priority debtor-in-possession (“DIP”) credit agreement (the “DIP Credit Agreement”), between and among us, certain of our subsidiaries as Guarantors, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, the Bank of New York as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto. The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement (as amended) were used to repay our pre-petition, secured revolving credit facility and provide us with additional working capital. For more information regarding the DIP Credit Agreement, see Note 9. Long Term Obligations.

On August 17, 2007, the Company received a NASDAQ Staff Determination indicating that it was not in compliance with Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 per share for the Company’s common stock, and was not in compliance with NASDAQ Marketplace Rule 4450(b)(3), which requires Movie Gallery to maintain a minimum market value of publicly held shares of $15 million. On October 16, 2007, we received notification from the NASDAQ Stock Market that our old common stock under the symbol MOVI would be delisted from NASDAQ due to our filing for protection under chapter 11. Trading in our common stock was suspended at the opening of business on October 25, 2007. We did not appeal the NASDAQ’s delisting decision, and from October 25, 2007 through May 20, 2008, the date of our emergence from Chapter 11 protection (the “Effective Date”), our old common stock traded on the over-the-counter (“OTC”) market commonly known as the “Pink Sheets” under the symbol MOVIQ.PK. Subsequent to the Effective Date and through the filing date of this Quarterly Report on Form 10-Q, our new common stock trades on the Pink Sheets under the symbol MVGR.PK.

Under the Bankruptcy Code, debtors generally must assume or reject pre-petition executory contracts and unexpired leases, including but not limited to real property leases, subject to the approval of the Bankruptcy Court and certain other conditions. In this context, “assumption” means that the debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and “rejection” means that the debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected, but, for a contract or lease that is rejected, the debtors are liable for a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from the rejection of executory contracts and unexpired leases that are recoverable under the Bankruptcy Code are classified as liabilities subject to compromise for fiscal reporting periods subsequent to the Commencement Date unless such claims were secured. During the Chapter 11 Cases, the Reorganized Debtors received Bankruptcy Court approval to reject or terminate unexpired leases of real property related to approximately 1,330 stores and other executory contracts and unexpired leases of various types. In connection with the Plan, on the Effective Date, the Reorganized Debtors assumed certain executory contracts and unexpired leases, among others, set forth in the Revised Schedule of Executory Contracts and Unexpired Leases (Other Than Unexpired Leases of Nonresidential Real Property) Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases” and the Schedule of Unexpired Leases of Nonresidential Real Property Included in the “Schedule of Assumed Executory Contracts and Unexpired Leases” filed with the Bankruptcy Court.

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

The Reorganized Debtors negotiated the terms of the Plan with Sopris, in its capacity as the largest holder of Movie Gallery’s 11% Senior Notes and in its capacity as a substantial holder of claims under our second lien credit agreement, as well as the Reorganized Debtors’ other significant creditor constituencies. As a result of these negotiations, the Reorganized Debtors formulated the Plan with the input and support of their major constituents. The Plan is based on the Plan Term Sheet attached to the Lock Up, Voting and Consent Agreement and the plan attached to the Plan Support Agreement (described below), with some material modifications, including with respect to recoveries for holders of claims and equity interests.

Additionally, while the Reorganized Debtors were negotiating the terms of the Plan, the parties were also negotiating the terms of a Plan Support Agreement, pursuant to which certain parties memorialized their agreement to support the Plan. The Plan Support Agreement was agreed to by the parties on January 18, 2008, executed, and, on February 6, 2008, the Bankruptcy Court entered an order authorizing the Reorganized Debtors to perform under the Plan Support Agreement.

On December 22, 2007, the Reorganized Debtors filed with the Bankruptcy Court the Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code and a related Disclosure Statement. On February 4, 2008, the Reorganized Debtors filed with the Bankruptcy Court amended versions of those documents, which were titled the First Amended Joint Plan of Reorganization of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code (as amended by the Second Amended Joint Plan of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on February 18, 2008 and as further amended by the Second Amended Joint Plan of Movie Gallery, Inc. and Its Debtor Subsidiaries Under Chapter 11 of the Bankruptcy Code with Technical Modifications filed with the Bankruptcy Court on April 10, 2008) and a Disclosure Statement related to the Plan (the “Disclosure Statement”).

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

The Reorganized Debtors’ Emergence From Chapter 11

On the Effective Date, the Reorganized Debtors consummated the transactions contemplated by the Plan. On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled. Pursuant to the Plan, on or promptly after the Effective Date, we issued:

•	7,544,460 shares of common stock, par value $0.001 per share (the “New Common Stock”), to holders of 11% Senior Note Claims;

•	8,251,498 shares of New Common Stock to affiliates of Sopris Capital Advisors LLC (“Sopris”), on account of the conversion of the Sopris Second Lien Claims;

•	5,000,000 shares of New Common Stock to participants in the Rights Offering;

•	115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment;

•	60,000 shares of New Common Stock to Imperial Capital, LLC, for services rendered on behalf of the official committee of unsecured creditors during the Chapter 11 proceedings;

•	warrants to purchase 933,430 shares of New Common Stock at a purchase price of $20 per share (the “$20 Warrants”), to the holders of the 11% Senior Note Claims;

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

On the Effective Date, the Reorganized Debtors entered into several credit facilities:

•

We and certain of our subsidiaries entered into the Amended and Restated First Lien Credit and Guaranty Agreement with a syndicate of lenders, Wilmington Trust Company, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, which amended and restated the First Lien and Guaranty Agreement, dated March 8, 2007. The Amended and Restated First Lien Credit and Guaranty Agreement is a senior secured credit facility in an aggregate amount not to exceed $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans (the “First Lien Term Loan Facility”), and $23.5 million aggregate principal amount of letters of credit (the “Letter of Credit Facility”), and, together with the First Lien Term Loan Facility, (the “First Lien Credit Facility”);

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

•

We and certain of our subsidiaries entered into the Seasonal Overadvance Facility with various lenders and Sopris Partners Series A of Sopris Capital Partners, LP, as arranger. The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009 (the “Commitment Period”). During the Commitment Period, we could elect to provide certain studios and game vendors with whom we conduct business with letters of credit which could be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of Warrants.

Claims Resolution

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim or interest may be filed in a Chapter 11 case. In the Chapter 11 Cases, the Bankruptcy Court established January 25, 2008 as the last date for each person or entity with a claim against the Reorganized Debtors to file a proof of claim (except for claims of governmental units and certain claims arising from the rejection of unexpired leases and executory contracts). The bar date for governmental units to file proofs of claim against the Reorganized Debtors was April 14, 2008. Claims that are objected to by the Reorganized Debtors or the Plan Administrator are determined through the claims resolution process administered by the Bankruptcy Court. Pursuant to the claims objections filed by the Reorganized Debtors, the Bankruptcy Court reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including because such claims were duplicative, without merit, improperly classified or overstated. Additionally, the Reorganized Debtors or the Plan Administrator may resolve their objections to claims through a settlement. Prior to the Effective Date, many claims were resolved through settlement or a Bankruptcy Court order.

Once a claim has been allowed under the Plan (either through a Bankruptcy Court order, a settlement, or otherwise), the claimant may be entitled to a distribution as provided for by the Plan. Unsecured creditors with allowed claims in certain Plan classes were entitled to a distribution of shares of New Common Stock and $20 Warrants, with the number of shares ultimately distributed to each creditor dependent on the amount of the allowed claim in proportion with the amount of total allowed claims in that creditor’s Plan class. Pursuant to the Plan, we have set aside and reserved 2,395,540 shares of New Common Stock and 296,385 $20 Warrants for future issuance to holders of allowed claims in classes 7A, 7B, and 7E under the Plan. As of January 1, 2009, no shares from this reserve have been distributed to unsecured creditors and the claims resolution process is still ongoing.

Under the Plan, secured claims in classes 3 and 4 were satisfied by the Reorganized Debtors’ obligations under the Amended and Restated First Lien Credit and Guaranty Agreement and Amended and Restated Second Lien Credit and Guaranty Agreement, respectively, as discussed above. The claims resolution process with respect to certain other secured claims remains ongoing.

Except as specifically provided in the Plan, the distributions under the Plan, including the distribution of New Common Stock and New Warrants, as noted above, were in exchange for, and in complete satisfaction, discharge and release of, all claims against the Reorganized Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Commencement Date.

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

2. Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements present the consolidated financial position, results of operations and cash flows of Movie Gallery, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements. The consolidated balance sheet at January 6, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 6, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2009. For further information, refer to the consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

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

In accordance with SOP 90-7, we are required to segregate and disclose all pre-petition liabilities that are subject to compromise. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Accordingly, unsecured liabilities of the Reorganized Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. The amounts of such liabilities as of the filing of the Chapter 11 Cases were based on balances on the Commencement Date, adjusted in some cases for pro-rated activity from October 1, 2007 to the Commencement Date. Liabilities subject to compromise are adjusted for changes in estimates and settlement of pre-petition obligations. See Note 7. Liabilities Subject to Compromise, below for additional information regarding liabilities subject to compromise.

Expenses, realized gains and losses, and provisions for losses that result from reorganization are reported separately as Reorganization items, net in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. See Note 6. Reorganized Debtors’ Condensed Combined Financial Statements, below for additional information regarding reorganization items.

Fresh-Start Reporting

The amounts and classification of certain items reported in our consolidated financial statements will materially change in reporting periods subsequent to the Effective Date as a result of the consummation by the Reorganized Debtors of the transactions contemplated by the Plan. We will be required to adopt the “fresh start” provisions of SOP 90-7, which require, among other things, that liabilities and assets be restated to their fair values as of the Effective Date. Certain of these fair values will be materially different from the values recorded on our Consolidated Balance Sheet as of April 6, 2008. Additionally, we may decide to make other changes in accounting practices and policies as of the Effective Date. For these reasons, our consolidated financial statements for Successor Periods will not be comparable with those of Predecessor Periods. See Note 14. Fresh-Start Reporting, below for further information.

Reclassifications

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on stockholders’ deficit or net loss.

The accompanying Condensed Consolidated Statement of Cash Flows for the thirteen week period ended April 1, 2007 has been revised to reclassify $46.6 million of cost of previously viewed movie sales from purchases of rental inventory to rental inventory amortization to be consistent with the presentation in the current year.

Stock-Based Compensation

Effective January 2, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), Share-Based Payment, (“FASB Statement No. 123(R)”), which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). We used the modified prospective method to adopt FASB Statement No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after January 2, 2006, as well as the unvested portion of previously granted options. Our accounting for our stock-based compensation plans in place prior to the Effective Date will continue to be recorded in our results of operations for financial periods during our bankruptcy proceedings.

On the Effective Date, our old common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and common stock issuable upon the assumed exercise of dilutive common stock options and non-vested shares for the periods presented. Due to our loss for the thirteen week period ended April 1, 2007, common stock options exercisable into 772,078 shares of common stock and 1,276,562 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive. Due to our loss for the thirteen week period ended April 6, 2008, common stock options exercisable into 657,872 shares of common stock and 638,428 shares of non-vested stock were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB Statement No. 159”), which provides guidance on applying fair value measurements on financial assets and liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 attempts to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB Statement No. 159 is effective for us for our fiscal year beginning January 7, 2008. The adoption of FASB Statement No. 159 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“FASB Statement No.141(R)”), which provides guidance on changes to business combination accounting. FASB Statement No.141(R) includes requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, to expense acquisition-related transaction costs, and recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141(R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FASB Statement No. 161”), which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (“OCI”) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for us for our fiscal year beginning January 5, 2009. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“FSP SOP No. 90-7-a”), which applies to entities that are required to apply fresh-start reporting under SOP 90-7. This FSP amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of FSP SOP No. 90-7-a, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April 24, 2008. We do not believe that the adoption of FSP SOP No. 90-7-a will have a material impact on our consolidated financial position, results of operations, or cash flows in the second quarter of 2008.

3. Property, Furnishings and Equipment

Property, furnishings and equipment consists of the following (in thousands):

	January 6, 2008	April 6, 2008
Land and buildings	$15,986	$15,986
Furnishings and equipment	172,732	172,533
Leasehold improvements	171,204	169,205
Asset removal obligation	3,718	3,534

	363,640	361,258
Less accumulated depreciation and amortization	(256,887)	(264,434)

	$106,753	$96,824

Depreciation expense related to property, furnishings and equipment was $20.9 million and $11.3 million for the thirteen week periods ended April 1, 2007 and April 6, 2008, respectively.

4. Income Taxes

The effective tax rate was a provision of 4.8% and 1.2% for the thirteen week periods ended April 1, 2007 and April 6, 2008, respectively. The projected annual effective tax rate for fiscal year 2008 is a provision of 1.8%, which differs from the provision of 1.2% for the quarter ended April 6, 2008, due to various state income tax changes. The effective tax rate differs from the statutory rate due primarily to a valuation allowance the Company has established against deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

The amount of unrecognized benefits as of April 6, 2008 was $10.0 million, of which $2.4 million would impact our effective rate if realized. There has not been a material change in the amount of unrecognized benefits in the first quarter of 2008. Due to our emergence from bankruptcy, there could be material changes in our unrecognized state tax liabilities during the next 12 months. However, due to the uncertainties involved, we cannot estimate the range of these potential changes.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of April 6, 2008, we had recorded a liability of approximately $0.3 million for the payment of interest and penalties.

All statutes of limitations related to federal income tax returns of Movie Gallery, Inc. are closed through 2001. The statutes of limitations related to federal tax returns of Hollywood Entertainment Corporation are closed through 1997. Due to net operating losses generated by Hollywood in 1998 and later years, the statute of limitations remains open for those years to the extent of the net operating losses.

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

5. Other Intangible Assets

The components of other intangible assets are as follows (in thousands):

		January 6, 2008		April 6, 2008
	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Non-compete agreements	2 years	$12,376	$(11,600)	$12,376	$(11,729)
Trademarks:
Hollywood Video	9 years	15,000	(375)	15,000	(750)
Game Crazy	12 years	4,000	(711)	4,000	(778)
Customer lists	2 years	2,844	(660)	2,844	(894)

	9 years	$34,220	$(13,346)	$34,220	$(14,151)

The weighted-average remaining amortization period of the intangible assets yet to be fully amortized as of April 6, 2008 is nine years. The changes in the carrying amounts of goodwill, indefinite-lived intangibles, and definite-lived intangibles for the fiscal year ended January 6, 2008 and the thirteen week period ended April 6, 2008 are as follows (in thousands):

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles
Net balance as of December 31, 2006	$115,569	170,977	10,935
Impairment charges	(115,570)	(155,977)	(2,445)
Additions and adjustments	1	(15,000)	15,033
Amortization expense	—		(2,649)

Net balance as of January 6, 2008	$—	$—	$20,874

Additions and adjustments	—	—	—
Amortization expense	—	—	(805)

Net balance as of April 6, 2008	$—	$—	$20,069

6. Reorganized Debtors’ Condensed Combined Financial Statements

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

Condensed combined financial statements of the Reorganized Debtors are set forth below.

Condensed Combined Balance Sheets

	Reorganized Debtors
	January 6, 2008	April 6, 2008
	(in thousands)
Assets:
Current assets	$257,066	$288,825
Rental inventory, net	225,627	204,820
Property, furnishing and equipment, net	101,641	92,112
Intercompany receivable, net	9,805	11,742
Other assets	63,329	63,895

Total assets	$657,468	$661,394

Liabilities not subject to compromise
Current liabilities	$151,080	$160,006
Current maturities of long-term obligations	883,366	887,225
Other liabilities	18,926	14,779

Liabilities not subject to compromise	1,053,372	1,062,010

Liabilities subject to compromise	460,116	494,059

Total liabilities	1,513,488	1,556,069

Stockholders’ deficit	(856,020)	(894,675)

Total liabilities and stockholders’ deficit	$657,468	$661,394

Condensed Combined Statement of Operations

For the Thirteen Weeks Ended
April 6, 2008
Reorganized Debtors
(in thousands)
Total revenue	$528,657
Total cost of revenue	229,905
Operating expenses	361,739

Operating loss	(62,987)
Interest expense	26,930
Reorganization items, net	(50,159)
Income tax expense	469

Loss from continuing operations	(40,227)
Net loss from discontinued operations, net of tax	536

Net loss	$(40,763)

Condensed Combined Statement of Cash Flows

For the Thirteen Weeks Ended
April 6, 2008
Reorganized Debtors
(in thousands)
Net cash provided by (used in):
Operating activities	$33,600
Investing activities	(1,516)
Financing activities	(17,168)

Increase in cash and cash equivalents	14,916
Cash and cash equivalents at beginning of period	54,432

Cash and cash equivalents at end of period	$69,348

Net cash paid for reorganization items included in operating activities	$12,604

Net cash paid for reorganization items included in financing activities	$338

Reorganization Items, net

Reorganization items, net in our Condensed Consolidated Statements of Operations, represents amounts incurred since the Commencement Date as a direct result of the Chapter 11 Cases and was comprised of the following:

For the Thirteen Weeks Ended
April 6, 2008
Reorganized Debtors
(in thousands)
Lease rejections, net	$(66,705)
Professional fees	17,238
Restructuring cash gains	(692)

Reorganization items, net	$(50,159)

Professional fees include financial and legal services directly associated with the reorganization process. Lease rejections, net represents the reduction of lease liabilities due to Bankruptcy Court rejections, partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code. We received Bankruptcy Court approval to reject a total of 1,330 store leases during the Chapter 11 proceedings. From the Commencement Date through January 6, 2008, we rejected 668 store leases. For the thirteen week period ended April 6, 2008, we rejected an additional 435 store leases. The rejection of these additional 435 store leases resulted in the recognition of non-cash gains of $66.7 million for the thirteen week period ended April 6, 2008.

See Note 8. Store Closure, Merger and Restructuring reserves, below for further information on lease rejections.

7. Liabilities Subject to Compromise

Liabilities subject to compromise include unsecured and undersecured liabilities incurred by the Reorganized Debtors prior to the Commencement Date and exclude liabilities that are fully secured, liabilities of the Non-Debtor parties, and other payments such as taxes and payroll that are entitled to priority treatment under the Bankruptcy Code. Set forth below are the amounts of our known liabilities that are subject to compromise. These amounts represent our best estimates of known or potential pre-petition liabilities that may result in an allowed claim against us under the Plan and are recorded at the estimated or reserved amount of the claim, which may differ from the amount at which the claim ultimately will be allowed. Accordingly, such claims remain subject to future adjustments, including adjustments from negotiations, orders of the Bankruptcy Court, or other events.

The components of liabilities subject to compromise consisted of the following at January 6, 2008 and April 6, 2008 (in thousands):

	January 6, 2008	April 6, 2008
Accounts payable	$38,026	$38,532
Accrued liabilities	22,219	17,311
Accrued utilities	4,285	4,234
Accrued interest	16,410	16,410
Long term obligations	313,784	313,784
Lease liability on closed stores	65,392	103,788

Total liabilities subject to compromise	$460,116	$494,059

The increase in the lease liability on closed stores is a result of the accrual for the Company’s liability under Section 502(b)(6) of the Bankruptcy Code. See Note 8. Store Closure, Merger and Restructuring Reserves, below for further information on lease rejections.

Certain of these claims were resolved and satisfied on or before our emergence from bankruptcy protection on the Effective Date or are still pending resolution. See Note 1. Proceedings under Chapter 11 of the United States Bankruptcy Code, for further information on distributions made under the Plan.

See Note 14. Fresh-Start Reporting, below for further information on liabilities subject to compromise.

8. Store Closure, Merger and Restructuring Reserves

Store Closures

We continue to evaluate underperforming and unprofitable stores to conserve cash and reduce our overall cost structure as part of our restructuring strategies. During the thirteen week period ended April 6, 2008, we closed 404 underperforming stores, of which 370 were underperforming stores that we announced as part of our Phase 2 store closures on February 4, 2008. On April 2, 2008, we began our Phase 3 store closures affecting approximately 160 additional store locations, which were completed during the second quarter of fiscal 2008.

For the thirteen week period ended April 6, 2008, we recognized $105.2 million in expenses associated with our continued lease obligations on closed stores, offset by $105.6 million of corresponding non-cash gains associated with lease rejections approved by the Bankruptcy Court. We apply the “cease-use date approach” required by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FASB Statement No. 146”), in accruing costs that will continue to be incurred under our store lease contracts over their remaining term without economic benefit to us. We recognize and measure these costs at their fair value when we cease using the rights conveyed by the contracts. We have not reduced the accrual for our remaining lease obligations by any sublease rental income for stores closed during the thirteen week period ended April 6, 2008, as we received Bankruptcy Court approval to reject the leases associated with closed stores.

The lease liability on closed stores is based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, if applicable, and is included in our liabilities subject to compromise balance.

	Movie Gallery	Hollywood Video	Total
Store Closure Reserve (in thousands):
Balance as of January 6, 2008	$128	$627	$755
Additions and Adjustments	20,500	84,748	105,248
Payments	(21)	—	(21)
Adjustments due to lease rejections	(20,230)	(85,301)	(105,531)

Balance as of April 6, 2008	$377	$74	$451

During the pendency of the Chapter 11 Cases, we reviewed all of our executory contracts, including our real property leases on both open and closed stores, to determine which contracts would be rejected as allowed under the Bankruptcy Code. Since the Commencement Date and through the filing date of this Quarterly Report on Form 10-Q, we have received approval from the Court to reject leases related to approximately 1,330 stores. As of January 6, 2008, we had rejected 668 store leases. For the thirteen week period ended April 6, 2008, we rejected an additional 435 store leases. Approval of further lease rejections and/or closure of additional stores will result in revisions of the lease liability on closed stores and recognition of additional gains or losses subsequent to April 6, 2008.

Upon Bankruptcy Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these liabilities due to lease rejections is partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code, which is also included in our liabilities subject to compromise balance. The net effect of the lease rejection adjustment and the lease rejection claims accrual is included in the Statement of Operations as a component of Reorganization items, net. As of April 6, 2008, we had a $103.6 million liability for damage claims related to lease rejection claims.

Restructuring

During the first quarter of 2008, we established additional restructuring reserves in the Hollywood Video segment for termination benefits associated with the elimination of positions as part of a planned headcount reduction of corporate and field associates. This headcount reduction was instituted as part of our cost-cutting initiatives. Severance and retention incentives are recognized in store operating expenses and general and administrative expenses.

A summary of our restructuring reserve activity for the thirteen week period ended April 6, 2008 is as follows:

	Movie Gallery	Hollywood Video	Total
Termination benefits (in thousands):
Balance as of January 6, 2008	$531	$513	$1,044
Additions and Adjustments	—	52	52
Payments	—	(23)	(23)

Balance as of April 6, 2008	$531	$542	$1,073

Estimated future additions and adjustment	—	—	—
Total termination benefits cost	$3,173	$7,680	$10,853

9. Long Term Obligations

Long term debt consisted of the following (in thousands):

Instrument	January 6, 2008	April 6, 2008
Movie Gallery Senior Notes	$313,334	$313,334
First lien term loan	598,502	610,987
Second lien term loan	183,653	190,189
DIP credit facility	100,000	85,077
Hollywood senior subordinated notes	450	450
Other	1,211	971

Total	1,197,150	1,201,009
Less current portion	(883,366)	(887,225)
Less liabilities subject to compromise	(313,784)	(313,784)

	$—	$—

March 2007 Credit Facility (Amended and Restated on May 20, 2008)

On March 8, 2007, we entered into a $900 million senior secured credit facility (the “March 2007 Credit Facility”). The March 2007 Credit Facility refinanced a previous $829.9 million senior secured credit facility (the “April 2005 Credit Facility”), which we entered into in April 2005 in connection with the acquisition of Hollywood. We deferred $23.2 million in debt financing fees related to the March 2007 Credit Facility, which we have since been recognizing ratably over the term of the March 2007 Credit Facility.

We accounted for the refinancing of the April 2005 Credit Facility as an extinguishment of debt, and in the first quarter of fiscal 2007, we recognized a debt extinguishment charge of $17.5 million to write off the unamortized deferred financing fees related to the April 2005 Credit Facility.

Prior to the commencement of the Chapter 11 Cases, the March 2007 Credit Facility consisted of:

•	a $100 million revolving credit facility, which we refer to as the revolver, which was subsequently refinanced under the DIP Credit Agreement, as discussed below;

•	a $600 million first lien term loan;

•	a $25 million first lien synthetic letter of credit facility; and

•	a $175 million second lien term loan.

We sometimes collectively refer to the revolver, the first lien term loan and the first lien letter of credit facility as the first lien facilities.

We had $14.0 million in issued and undrawn letters of credit under our first lien synthetic letter of credit facility at April 6, 2008.

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we have classified the outstanding balance of $611.0 million under the first lien facilities as a current liability at April 6, 2008.

The filing of the Chapter 11 Cases also created an event of default under our second lien term loan. Under the terms of the second lien credit agreement, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we have classified the outstanding balance of $190.2 million under the second lien term loan as a current liability at April 6, 2008.

The first and second lien facilities were amended and restated, as discussed below in connection with our emergence from Chapter 11 on May 20, 2008.

Interest Rate Cap

Our March 2007 Credit Facility required that no later than 90 days subsequent to entering into the March 2007 Credit Facility, 50% of our total outstanding debt was to be converted to fixed-rate debt for a period of three years following March 8, 2007.

On July 31, 2007, we entered into a 6.5% interest rate cap agreement with a notional amount of $275.0 million, for which we paid a fixed fee of $0.3 million. Under the terms of this cap agreement, we pay floating-rate interest up to a maximum of 6.5% and receive floating-rate interest based on three-month LIBOR through the scheduled termination date of March 8, 2010. This derivative instrument did not qualify as a hedging instrument under the requirements set forth in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore, changes in the fair value of this derivative, as well as gains and losses on settlement, are recognized in Interest expense in the Condensed Consolidated Statement of Operations, and as a component of Net loss in the Condensed Consolidated Statement of Cash Flows.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under the 11% Senior Notes. Under the terms of the 11% Senior Notes, the outstanding principal balance of all of the 11% Senior Notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. The 11% Senior Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $325 million 11% Senior Notes as a liability subject to compromise, in accordance with SOP 90-7, as of April 6, 2008.

On the Effective Date, the 11% Senior Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of 11% Senior Notes received equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

The filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% senior subordinated notes due 2011 (“Senior Subordinated Notes”). Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. The Senior Subordinated Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $0.5 million in Senior Subordinated Notes as a liability subject to compromise, in accordance with SOP 90-7, as of April 6, 2008.

On the Effective Date, the 9.625% Senior Subordinated Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of the Senior Subordinated Notes received equity in the Reorganized Debtors.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, we entered into a $150.0 million DIP Credit Agreement with certain of our subsidiaries (all of whom were Reorganized Debtors) as Guarantors and the lenders and agents from time to time party thereto.

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

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus 2.50% per annum or (ii) at the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement) plus 3.50% per annum.

At April 6, 2008, we had $85.1 million outstanding under the DIP Credit Agreement.

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

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings in an amount not to exceed $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans under the First Lien Term Loan Facility and $23.5 million aggregate principal amount of letters of credit. The First Lien Credit Facility amended and restated the first lien facilities under our March 2007 Credit Facility.

Borrowings under the First Lien Term Loan Facility bear interest at floating interest rates, plus applicable margins that are computed in accordance with the First Lien Term Loan Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect for payment-in-kind interest by adding the amount of such interest to the principal amount of the term loans.

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012 or 90 days following the date the aggregate principal amount of the term loans does not exceed $20.0 million.

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated on trailing four quarter results using specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of Consolidated Adjusted EBITDA (as defined below) relative to cash interest expense;

•

the leverage test is a measurement of total leverage, which includes indebtedness under the First Lien Credit Facility, including amounts drawn under letters of credit, and the Revolving Credit Facility described below, relative to Consolidated Adjusted EBITDA; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Credit Facility, the Second Lien Credit Facility described below, the Revolving Credit Facility, amounts drawn under letters of credit, and any other secured indebtedness relative to Consolidated Adjusted EBITDA.

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

On October 6 and 7, 2008, we entered into conversion agreements with certain holders of term loans under our First Lien Credit Facility, pursuant to which such holders assigned approximately $159.0 million aggregate principal amount of term loans (including accrued and unpaid interest thereon) to us. As a result of the assignment, the assigned term loans converted into approximately 15.9 million shares of our New Common Stock at a price of $10 per share. In connection with the conversion, our Audit Committee, with the assistance of a third-party advisory firm, evaluated the fairness of the conversion price from a financial point of view.

Between December 26, 2008 and January 7, 2009, we have repurchased, or are under contract to repurchase, approximately $45.4 million in outstanding principal amount of term loans under our First Lien Credit Facility from an unaffiliated third party. After retirement of these term loans repurchased by us, the principal amount of term loans outstanding under the First Lien Credit Facility is approximately $402.5 million.

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

The maturity date of the Second Lien Credit Facility is the earlier of November 20, 2012 or the date that the term loans under the First Lien Credit Facility become due and payable in full, whether by acceleration or otherwise.

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

Loans under the Revolving Credit Facility bear interest at floating interest rates plus applicable margins that are computed in accordance with the Revolving Credit Facility. In addition, we must pay annual commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding revolving loans, multiplied by 0.375%.

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

The Revolving Credit Facility contains customary operational covenants for revolving facilities of this type, including covenants that will limit the ability of us, the other guarantors and other subsidiaries to incur or guarantee additional indebtedness, incur liens, make further negative pledges, pay dividends on or repurchase stock, restrict dividends or other distributions from our subsidiaries, make certain types of investments, sell assets, merge with other companies, dispose of subsidiary interests, enter into sale and lease back transactions, enter into transactions with affiliates, or change lines of business. Pursuant to the Revolving Credit Facility, we must comply with the financial covenants set forth in the First Lien Term Loan Facility.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the Commitment Period. During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business with letters of credit, which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of warrants.

As of January 4, 2009, there are $24.0 million in letters of credit outstanding under the Seasonal Overadvance Facility, of which none have been drawn upon. In consideration for supporting these letters of credit, we have issued warrants to purchase 82,800 shares of New Common Stock at a purchase price of $10.00 per share to Sopris.

Classification of Debt

At April 6, 2008, all of our pre-petition debt was in default, and a portion of it was subject to compromise. The following table classifies our pre-petition debt in terms of whether it was subject to compromise:

April 6, 2008
(in millions)
Short-term debt and long-term debt not subject to compromise:
First lien credit facility	$611.0
Second lien credit facility	190.2
DIP term loan	85.1
Other	1.0

Total debt not subject to compromise	887.2

Long-term debt subject to compromise:
11% Senior Notes due 2012 (net of deferred financing fees and discount)	313.3
Hollywood 9.625% Senior Subordinated Notes due 2011	0.5

Total long-term debt subject to compromise	313.8

Total outstanding debt	$1,201.0

Pursuant to the requirements of SOP 90-7, as of the filing of the Chapter 11 Cases, deferred financing fees of $8.8 million related to pre-petition debt determined to be subject to compromise are no longer being amortized and have been included as an adjustment to the net carrying value of the related pre-petition debt at April 6, 2008. The carrying value of the pre-petition debt will be adjusted in future reporting periods as of the point that it becomes an allowed claim under the Plan to the extent the carrying value differs from the amount of the allowed claim.

10. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2007	April 6, 2008
Net loss	(14,866)	(38,927)
Change in foreign currency cumulative translation adjustment, net of taxes	252	(133)
Change in value of interest rate swap, net of taxes	(913)	—

Comprehensive loss	$(15,527)	$(39,060)

11. Commitments and Contingencies

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

At April 6, 2008, the legal contingencies reserve was $2.1 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.

12. Segment Reporting

Our reportable segments are based on our three store brands, Movie Gallery, Hollywood Video, and Game Crazy. As of April 6, 2008, Movie Gallery represented 2,047 video stores serving mainly rural markets in the United States and Canada; Hollywood Video represented 1,425 video stores serving predominantly urban markets. Beginning in fiscal 2007, we established dedicated retail space within certain of our Hollywood Video and Movie Gallery stores to operate as scaled-down versions of our standard Game Crazy departments. For purposes of financial reporting, the games hardware and software transactions realized from these dedicated spaces are included within either the Hollywood Video segment or the Movie Gallery segment depending upon their location because, among other reasons, they share a common point of sale system and common management with the host store. Game Crazy represented 572 in-store departments and 13 free-standing stores serving the game market in urban locations. We measure segment profit as operating income (loss), which is defined as income (loss) before interest and other financing costs, equity in losses of unconsolidated entities and income tax expense. Information on our reportable operating segments is as follows (in thousands):

	Thirteen weeks ended April 1, 2007
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$210,156	$300,834	$—	$510,990
Product sales	18,717	27,824	90,109	136,650
Depreciation and amortization	7,994	11,814	2,034	21,842
Operating income	23,151	11,130	1,733	36,014
Loss from discontinued operations, net of tax	(2,395)	—	—	(2,395)
Capital expenditures	(78)	1,177	—	1,099

	As of April 1, 2007
	Movie Gallery	Hollywood Video	Game Crazy	Total
Goodwill, net	147	115,422	—	115,569
Total assets	341,220	686,555	108,284	1,136,059

	Thirteen weeks ended April 6, 2008
	Movie Gallery	Hollywood Video	Game Crazy	Total
Rental revenue	$185,018	$229,621	$3	$414,642
Product sales	20,795	26,594	93,708	141,097
Depreciation and amortization	4,411	6,698	971	12,081
Operating income (loss)	5,825	(71,533)	4,499	(61,209)
Loss from discontinued operations, net of tax	(536)	—	—	(536)
Capital expenditures	247	1,040	327	1,614

	As of April 6, 2008
	Movie Gallery	Hollywood Video	Game Crazy	Total
Assets held for sale	2,085	—	—	2,085
Total assets	307,311	258,694	102,740	668,745

All intercompany transactions are accounted for at historical cost basis.

13. Discontinued Operations, net

On March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, an on-demand movie service, for cash consideration of $3.1 million. However, we were unable to achieve our previously anticipated revenue and customer acquisition levels for MovieBeam and during the third quarter of fiscal 2007, we decided to pursue the sale of the MovieBeam business and communicated this plan to our lenders and financial advisors. In the fourth quarter of fiscal 2007, we ceased operations associated with MovieBeam. In the second quarter of fiscal 2008 we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their carrying value of $2.1 million. The carrying value of these assets is presented in the Assets held for sale caption in our Consolidated Balance Sheet. We have adjusted our financial statements and related notes for the thirteen week period ended April 1, 2007 to classify the $2.4 million net operating loss of this entity as a loss from discontinued operations. There is no tax benefit associated with this loss due to the valuation allowance on our deferred tax benefits (see Note 4. Income Taxes).

14. Fresh-Start Reporting

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

Fresh-start reporting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to FASB Statement No. 141, Business Combinations (“FASB Statement No. 141”). Under fresh-start reporting, a new reporting entity is deemed created, and all assets and liabilities are revalued to their fair values. Accordingly, our financial statements prior to May 11, 2008 are not comparable to our financial statements for periods on or after May 11, 2008. References to “Successor” refer to Movie Gallery on or after May 11, 2008, after application of fresh-start reporting. References to “Predecessor” refer to Movie Gallery prior to May 11, 2008. “Successor Periods” refer to accounting periods of the Successor from May 12, 2008 and later and “Predecessor Periods” refer to accounting periods of the Predecessor that ended May 11, 2008 and earlier.

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

	Balance Sheet
	May 11, 2008	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		May 11, 2008
Assets
Current assets:
Cash and cash equivalents	$62,830	$14,528	a	$—		$77,358
Merchandise inventory	168,684	—		(11,742	)b	156,942
Prepaid expenses	34,002	(646	)c	—		33,356
Store supplies and other	27,125	(12,484	)d	(6,562	)b	8,079
Assets held for sale	—	—		1,890	b	1,890

Total current assets	292,641	1,398		(16,414)		277,625
Rental inventory, net	212,640	—		(2,040	)b	210,600
Property, furnishings and equipment, net	93,971	—		27,833	b	121,804
Goodwill, net	—	—		439,357	b	439,357
Other intangible assets	19,804	—		94,096	b	113,900
Deferred income tax asset, net	1,153	—		—		1,153
Deposits and other assets	24,340	8,630	e	23,859	b	56,829

Total assets	$644,549	$10,028		$566,691		$1,221,268

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$883,226	$(876,305	)f	$—		$6,921
Accounts payable	51,770	—		—		51,770
Accrued liabilities	61,836	13,241	g	—		75,077
Accrued payroll	24,616	—		—		24,616
Accrued interest	13,415	(13,415	)f	—		—
Deferred revenue	38,374	—		(1,245	)b	37,129

Total current liabilities	1,073,237	(876,479)		(1,245)		195,513
Long-term obligations, less current portion	—	779,100	f	—		779,100
Other accrued liabilities	19,406	(1,385	)h	(2,697	)b	15,324

Total liabilities not subject to compromise	1,092,643	(98,764)		(3,942)		989,937

Total liabilities subject to compromise	482,555	(482,555	)g	—		—

Total liabilities	1,575,198	(581,319)		(3,942)		989,937

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	32	(11	)i	—		21
Additional paid-in capital	200,624	30,686	i	—		231,310
Accumulated deficit	(1,141,028)	570,508	i	570,520	j	—
Accumulated other comprehensive income	9,723	(9,836	)j	113	j	—

Total stockholders’ equity (deficit)	(930,649)	591,347		570,633		231,331

Total liabilities and stockholders’ equity (deficit)	$644,549	$10,028		$566,691		$1,221,268

a.	Primarily reflects the proceeds received from the New Common Stock Rights Offering, offset by the repayment of borrowings under the DIP Credit Agreement and related accrued interest and expenditures for professional services related to the consummation of the Plan and the Amended and Restated March 2007 Credit Facility.

b.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets, leases and the resulting amount of goodwill.

c.	Reflects write-off of prepaid expenses associated with March 2007 Credit Facility.

d.	Reflects collection of receivable associated with outstanding letters of credit under the March 2007 Credit Facility.

e.	Reflects capitalization of debt issuance costs associated the Amended and Restated March 2007 Credit Facility, net of the write-off of unamortized debt issuance costs of the March 2007 Credit Facility and DIP Credit Agreement.

f.	Reflects borrowings under the Amended and Restated March 2007 Credit Facility and related interest accruals.

g.	Reflects the discharge of most of the Predecessor’s liabilities subject to compromise in accordance with the Plan, accrual for maximum aggregate payment to unsecured creditors under the Plan and the accrual of debt issuance costs associated with the Amended and Restated March 2007 Credit Facility.

h.	Reflects the write-down of liabilities for uncertain tax positions.

i.	Reflects the issuance of the Successor’s New Common Stock and New Warrants, the cancellation of the Predecessor’s common stock, the gain on the discharge of liabilities subject to compromise, the gain on the discharge of the Predecessors pre-petition debt, and professional fees associated with the consummation of the Plan, the Amended and Restated March 2007 Credit Facility and the issuance of the New Warrants.

j.	Reflects the elimination of the Predecessor’s historical accumulated deficit and other equity accounts.

15. Consolidating Financial Statements

The following tables present condensed consolidating financial information for: (a) Movie Gallery, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of our 11% Senior Notes, (the “Subsidiary Guarantors”) which include Movie Gallery US, LLC; Hollywood Entertainment Corporation; M.G.A. Realty I, LLC; M.G. Digital, LLC; MG Automation, LLC and (c) on a combined basis, the non-guarantor subsidiaries, which include Movie Gallery Canada, Inc. and Movie Gallery Mexico, Inc., S. de R.L. de C.V. Each of the Subsidiary Guarantors is wholly owned by Movie Gallery, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan. The Parent is a Delaware holding company and has no independent operations other than investments in subsidiaries and affiliates.

Consolidating Statement of Operations

Thirteen week period ended April 1, 2007

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$490,217	$20,773	$—	$510,990
Product sales	—	134,370	2,280	—	136,650

Total revenue	—	624,587	23,053	—	647,640
Cost of sales:
Cost of rental revenue	—	148,782	6,043	—	154,825
Cost of product sales	—	101,607	1,781	—	103,388

Gross profit	—	374,198	15,229	—	389,427
Operating costs and expenses:
Store operating expenses	—	295,175	12,809	—	307,984
General and administrative	2,854	40,499	1,359	—	44,712
Amortization of intangibles	—	661	34	—	695
Other expenses	—	—	22	—	22

Operating income (loss)	(2,854)	37,863	1,005	—	36,014
Interest expense, net	37,628	10,152	20	—	47,800
Equity in earnings (losses) of subsidiaries	26,085	461	—	(26,546)	—

Income (loss) before reorganization items and income tax expense (benefit)	(14,397)	28,172	985	(26,546)	(11,786)
Reorganization items, net	—	—	—	—	—

Income (loss) before income tax expense (benefit)	(14,397)	28,172	985	(26,546)	(11,786)
Income tax expense (benefit)	469	(308)	524	—	685

Net income (loss) from continuing operations	(14,866)	28,480	461	(26,546)	(12,471)
Loss from discontinued operations, net of tax	—	2,395	—	—	2,395

Net income (loss)	$(14,866)	$26,085	$461	$(26,546)	$(14,866)

Consolidating Statement of Operations

Thirteen week period ended April 6, 2008

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$391,518	$23,124	$—	$414,642
Product sales	—	137,140	3,957	—	141,097

Total revenue	—	528,658	27,081	—	555,739
Cost of sales:
Cost of rental revenue	—	126,241	6,972	—	133,213
Cost of product sales	—	103,664	3,129	—	106,793

Gross profit	—	298,753	16,980	—	315,733
Operating costs and expenses:
Store operating expenses	—	323,412	12,651	—	336,063
General and administrative	1,500	36,800	1,685	—	39,985
Amortization of intangibles	—	771	34	—	805
Other expenses	—	(744)	833	—	89

Operating income (loss)	(1,500)	(61,486)	1,777	—	(61,209)
Interest expense, net	16,166	10,762	(56)	—	26,872
Equity in earnings (losses) of subsidiaries	(3,872)	1,833	—	2,039	—

Income (loss) before reorganization items and income tax expense (benefit)	(21,538)	(70,415)	1,833	2,039	(88,081)
Reorganization items, net	17,239	(67,398)	—	—	(50,159)

Income (loss) before income tax expense (benefit)	(38,777)	(3,017)	1,833	2,039	(37,922)
Income tax expense	150	319	—	—	469

Net income (loss) from continuing operations	(38,927)	(3,336)	1,833	2,039	(38,391)
Loss from discontinued operations, net of tax	—	536	—	—	536

Net income (loss)	$(38,927)	$(3,872)	$1,833	$2,039	$(38,927)

Condensed Consolidating Balance Sheet

January 6, 2008

(audited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$54,432	$6,880	$—	$61,312
Merchandise inventory, net	—	144,456	5,452	—	149,908
Prepaid expenses	—	40,440	1,833	—	42,273
Store supplies and other	—	15,654	704	—	16,358
Assets held for sale	—	2,085	—	—	2,085

Total current assets	—	257,067	14,869	—	271,936
Rental inventory, net	—	225,626	11,807	—	237,433
Property, furnishings, and equipment, net	—	101,641	5,112	—	106,753
Goodwill	—	—	—	—	—
Other intangibles, net	—	20,720	154	—	20,874
Deferred tax assets, net	41	1,112	—		1,153
Deposits and other assets	20,474	4,386	316	—	25,176
Investments in subsidiaries	399,285	16,597	—	(415,882)	—

Total assets	$419,800	$627,149	$32,258	$(415,882)	$663,325

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$883,366	$—	$—	$—	$883,366
Accounts payable	—	25,135	(398)	—	24,737
Accrued liabilities	4,354	49,847	1,904	—	56,105
Accrued payroll	—	20,841	1,272	—	22,113
Accrued interest	9,326	1	—	—	9,327
Deferred revenue	—	41,586	1,140	—	42,726

Total current liabilities	897,046	137,410	3,918	—	1,038,374
Other accrued liabilities	1,806	17,120	1,930	—	20,856
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	431,451	(441,264)	9,813	—	—

Total liabilities not subject to compromise	946,103	97,466	15,661	—	1,059,230

Liabilities subject to compromise	329,718	130,398	—	—	460,116

Total liabilities	1,275,821	227,864	15,661	—	1,519,346

Stockholders’ equity (deficit)	(856,021)	399,285	16,597	(415,882)	(856,021)

Total liabilities and stockholders’ equity (deficit)	$419,800	$627,149	$32,258	$(415,882)	$663,325

Condensed Consolidating Balance Sheet

April 6, 2008

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$69,350	$12,820	$—	$82,170
Merchandise inventory, net	—	155,452	5,720	—	161,172
Prepaid expenses	54	35,542	1,618	—	37,214
Store supplies and other	—	26,345	609	—	26,954
Assets held for sale	—	2,085	—	—	2,085

Total current assets	54	288,774	20,767	—	309,595
Rental inventory, net	—	204,820	11,469	—	216,289
Property, furnishings, and equipment, net	—	92,111	4,713	—	96,824
Other intangibles, net	—	19,947	122	—	20,069
Deferred tax assets, net	41	1,112			1,153
Deposits and other assets	18,781	5,716	318	—	24,815
Investments in subsidiaries	395,277	18,294	—	(413,571)	—

Total assets	$414,153	$630,774	$37,389	$(413,571)	$668,745

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term obligations	$887,225	$—	$—	$—	$887,225
Accounts payable	—	38,638	1,124	—	39,762
Accrued liabilities	9,492	44,621	1,595	—	55,708
Accrued payroll	815	20,564	1,637	—	23,016
Accrued interest	7,479		—	—	7,479
Deferred revenue	—	38,396	1,177	—	39,573

Total current liabilities	905,011	142,219	5,533	—	1,052,763

Other accrued liabilities	1,806	12,973	1,817	—	16,596
Intercompany promissory note (receivable)	(384,200)	384,200	—	—	—
Payable to (receivable from) affiliate	456,490	(468,231)	11,741	—	—

Total liabilities not subject to compromise	979,107	71,161	19,091	—	1,069,359

Liabilities subject to compromise	329,720	164,339	—	—	494,059

Total liabilities	1,308,827	235,500	19,091	—	1,563,418

Stockholders’ equity (deficit)	(894,674)	395,277	18,295	(413,571)	(894,673)

Total liabilities and stockholders’ equity (deficit)	$414,153	$630,777	$37,386	$(413,571)	$668,745

Condensed Consolidating Statement of Cash Flow

Thirteen week period ended April 1, 2007

(unaudited, in thousands)

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(14,866)	$26,085	$461	$(26,546)	$(14,866)
Equity in earnings (losses) of subsidiaries	(26,085)	(461)	—	26,546	—
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Rental inventory amortization	—	91,490	4,461	—	95,951
Purchases of rental inventory, net	—	(85,706)	(3,896)	—	(89,602)
Purchases of rental inventory - base stock	—	(184)	—	—	(184)
Depreciation and intangibles amortization	—	20,796	1,046	—	21,842
Stock-based compensation	511	198	—	—	709
Amortization of debt issuance cost	1,640	—	—	—	1,640
Write-off of debt issuance cost	17,538	—	—	—	17,538
Other non-cash income	(913)	—	—	—	(913)
Deferred income taxes	(363)	—	524	—	161
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	(8,343)	(13)	—	(8,356)
Other current assets	—	2,033	582	—	2,615
Deposits and other non-current assets	—	110	169	—	279
Accounts payable	—	(7,424)	(1,235)	—	(8,659)
Accrued interest	13,771	(11)	(193)	—	13,567
Lease liability on closed stores	—	1,005	89	—	1,094
Accrued liabilities and deferred revenue	1,357	(16,387)	(1,003)	—	(16,033)

Net cash provided by (used in) operating activities	(7,410)	23,201	992	—	16,783

Investing Activities:
Business acquisitions, net of cash acquired	—	(3,129)	—	—	(3,129)
Capital expenditures	—	(1,118)	19	—	(1,099)
Investment in subsidiaries	—	(174)	174	—	—

Net cash provided by (used in) investing activities	—	(4,421)	193	—	(4,228)

Financing Activities:
Repayments of capital lease obligations	—	(51)	—	—	(51)
Intercompany payable/receivable	25,531	(25,598)	67	—	—
Net borrowings repayments on credit facilities	(15,024)	—	—	—	(15,024)
Debt financing fees	(23,239)	—	—	—	(23,239)
Proceeds from issuance of debt	775,000	—	—	—	775,000
Principal payments on long-term debt	(754,858)	—	—	—	(754,858)

Net cash provided by (used in) financing activities	7,410	(25,649)	67	—	(18,172)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	—	(6,869)	1,251	—	(5,618)
Cash and cash equivalents at beginning of period	—	29,274	3,679	—	32,953

Cash and cash equivalents at end of period	$—	$22,405	$4,930	$—	$27,335

Condensed Consolidating Statement of Cash Flow

Thirteen week period ended April 6, 2008

(unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$(38,927)	$(3,872)	$1,833	$2,039	$(38,927)
Equity earnings in subsidiaries	3,872	(1,833)		(2,039)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities
Rental inventory amortization	—	87,230	5,096	—	92,326
Purchases of rental inventory	—	(66,313)	(4,831)	—	(71,144)
Purchases of rental inventory - base stock	—	(110)		—	(110)
Depreciation and intangibles amortization	—	11,579	502	—	12,081
Stock-based compensation	296	112	—	—	408
Non-cash reorganization items, net	—	(66,705)	—	—	(66,705)
Amortization of debt issuance cost	1,978	—	—	—	1,978
Changes in operating assets and liabilities, net of business acquisitions:
Merchandise inventory	—	(10,995)	(294)	—	(11,289)
Other current assets	(54)	6,693	288	—	6,927
Deposits and other assets	53	(1,331)	(4)	—	(1,282)
Accounts payable	—	14,006	1,539	—	15,545
Accrued interest	4,687	—	—	—	4,687
Lease liability on closed stores	—	105,119	(54)	—	105,065
Accrued liabilities and deferred revenue	5,955	(17,838)	85	—	(11,798)

Net cash provided by (used in) operating activities	(22,140)	55,742	4,160	—	37,762

Investing Activities:
Capital expenditures	—	(1,516)	(98)	—	(1,614)

Net cash used in investing activities	—	(1,516)	(98)	—	(1,614)

Financing Activities:
Intercompany payable/ receivable)	37,399	(39,308)	1,909	—	—
Debt financing fees	(338)	—	—	—	(338)
Principal payments on debt	(14,921)	—	—	—	(14,921)

Net cash provided by (used in) financing activities	22,140	(39,308)	1,909	—	(15,259)

Effect of exchange rate changes on cash and cash equivalents	—	—	(31)	—	(31)

Decrease in cash and cash equivalents	—	14,918	5,940	—	20,858
Cash and cash equivalents at beginning of period	—	54,432	6,880	—	61,312

Cash and cash equivalents at end of period	$—	$69,350	$12,820	$—	$82,170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Emergence from Chapter 11

On the Effective Date, the Reorganized Debtors consummated the transactions contemplated by the Plan. As provided in the Plan, our common stock and other equity interests existing immediately prior to the Effective Date were canceled for no consideration. Pursuant to the Plan, on or promptly after the Effective Date, we issued:

•	7,544,460 shares of common stock, par value $0.001 per share to holders of 11% Senior Note Claims;

•	8,251,498 shares of New Common Stock to affiliates of Sopris, on account of the conversion of the Sopris Second Lien Claims;

•	5,000,000 shares of New Common Stock to participants in the Rights Offering;

•	115,000 shares of New Common Stock to affiliates of Sopris in satisfaction of its fee for providing the Backstop Commitment for the Rights Offering;

•	60,000 shares of New Common Stock to Imperial Capital, LLC, for services rendered on behalf of the official committee of unsecured creditors during the Chapter 11 proceedings;

•	$20 Warrants to purchase 933,430 shares of New Common Stock to the holders of 11% Senior Note Claims;

•	$10 Warrants to purchase an aggregate of 86,250 shares of New Common Stock to Sopris in satisfaction of the arrangement fee payable under the Seasonal Overadvance Facility; and

•	$0.01 Warrants to purchase up to an aggregate of 2,001,289 shares of New Common Stock to lenders under the Exit Facility.

Pursuant to the Plan, on or promptly after the Effective Date, we reserved:

•	2,395,540 shares of New Common Stock for future issuance to holders of certain allowed unsecured claims;

•	296,385 $20 Warrants for future issuance to holders of certain allowed unsecured claims; and

•

2,828,226 shares of New Common Stock for future issuance as grants of equity, restricted stock or options under a management and directors equity incentive plan, the terms of which were determined by our Board of Directors upon their adoption of the Movie Gallery, Inc. 2008 Omnibus Equity Incentive Plan. In accordance with the Plan, a minimum of 50% of the awards under such the Equity Incentive Plan were granted within 60 days following the Effective Date.

On the Effective Date, the Reorganized Debtors also entered into several credit facilities, as discussed below in Liquidity and Capital Resources.

Current Industry Conditions

Our Movie Gallery and Hollywood Video retail store locations compete in the home video retail industry. The home video retail industry includes the sale and rental of movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. A number of industry-wide factors have combined to negatively impact the store-based rental market in recent years, including:

•	cannibalization of rentals by low-priced movies available for sale;

•	the growth of the online rental segment;

•	the standard DVD format nearing the end of its life cycle;

•	competing high definition DVD formats delaying content release and consumer acceptance until early 2008 when Sony’s Blu-ray format emerged as the industry choice;

•	the growth of DVD-dispensing kiosk machines operated by our competitors;

•

the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television; and

•	the proliferation of the release of television shows on DVD.

The above factors, together with competitive pricing between Blockbuster and Netflix over their subscription services and greater than expected customer acceptance of Blockbuster’s Total Access program, which mixes elements of in-store and online movie rentals, had a negative impact on our business over the thirteen week period ended April 6, 2008. We expect that these factors and trends will continue to have a negative impact on the video rental market for the foreseeable future.

Our Business

As of April 6, 2008, we operated 3,485 home video retail stores that rent and sell movies and video games in urban, rural and suburban markets. We operate three distinct brands: Movie Gallery, Hollywood Video and Game Crazy. Movie Gallery’s eastern-focused rural and secondary market presence and Hollywood’s western-focused prime urban and suburban superstore locations combine to form a nationwide geographical store footprint.

We believe the most significant dynamic in our industry is the relationship our industry maintains with the movie studios. Most of the studios have historically observed an exclusive window for home video distribution (most Blu-ray discs, DVDs and, in prior years, videocassettes, available for rental and sale), which provides the home video industry with an approximately 45-day period during which we can rent and sell new releases before they are made available on pay-per-view or through other distribution channels. According to SNL Kagan, a division of SNL Financial, LC, a provider of sector-specific financial data, news and analytics, the domestic home video industry accounted for approximately 51% of domestic studio movie revenue in 2007. For this reason, we believe movie studios have a significant interest in maintaining a viable home video business.

Our strategies are focused on developing and maintaining a sustainable business model. We strive to minimize the operating and overhead costs associated with our business. It is our belief that the brick-and-mortar stores will continue to retain their relevance in the home entertainment business, and that relevance can be augmented with certain enhancements to the extent that our capital structure allows, such as:

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

•

Store level cost control. The most significant store expenses are payroll and rent, followed by other supply and service expenditures. We attempt to control expenses primarily through budgeting systems and centralization of purchases in our corporate support centers. This enables us to measure performance against expectations and to leverage our purchasing power. We also benefit from the reduced labor and real estate costs that the Movie Gallery brand stores enjoy by being located in rural markets versus the higher costs associated with the larger urban markets. We are also able to adjust store hours and staffing levels to specific market conditions to reduce expenses and increase operating efficiency.

•

Leverage of overhead expenses. We apply the same principles of budgeting, accountability and conservatism in our overhead spending that we employ in managing our store operating costs. Our general and administrative expenses include the costs to maintain our corporate support centers as well as the overhead costs of our field management teams.

•

Operating cash flows. In prior years, our stores generated significant levels of cash flows. These cash flows were able to fund the majority of our store growth and acquisitions, as well as ongoing inventory purchases. An exception to this was the acquisition of Hollywood, which we funded through a combination of cash on hand and significant long-term debt. Subsequent to the Effective Date, our inventory purchases are being funded through a combination of store cash flows, our new Revolving Credit Facility and cash on hand.

Results of Operations

The following discussion of our results of operations, liquidity and capital resources is intended to provide further insight into our performance for the thirteen week period ended April 6, 2008 as compared to the thirteen week period ended April 1, 2007.

Selected Financial Statement and Operational Data:

	For the Thirteen Weeks Ended
	April 1, 2007	April 6, 2008
	($ in thousands, except per share and store data)
Rental revenue	$510,990	$414,642
Product sales	136,650	141,097

Total revenues	647,640	555,739
Cost of rental revenues	154,825	133,213
Cost of product sales	103,388	106,793

Total gross profit	389,427	315,733

Store operating expenses	$307,984	$336,063
General and administrative	44,712	39,985
Operating income (loss)	36,014	(61,209)
Interest expense, net	47,800	26,872
Loss before reorganization items and income tax expense	(11,786)	(88,081)
Reorganization items, net	—	(50,159)
Loss before income tax expense	(11,786)	(37,922)
Net loss from continuing operations	(12,471)	(38,391)
Loss from discontinued operations, net of tax	(2,395)	(536)
Net loss	$(14,866)	$(38,927)
Net loss per basic and diluted share	$(0.47)	$(1.21)
Rental margin	69.7%	67.9%
Product sales margin	24.3%	24.3%
Total gross margin	60.1%	56.8%
Percent of total revenues:
Rental revenues	78.9%	74.6%
Product sales	21.1%	25.4%
Store operating expenses	47.6%	60.5%
General and administrative expenses	6.9%	7.2%
Operating income (loss)	5.6%	-11.0%
Interest expense, net	7.4%	4.8%
Net loss	-2.3%	-7.0%
Total same-store revenues	-5.9%	-3.8%
Movie Gallery total same-store revenues	-4.0%	-1.9%
Hollywood total same-store revenues	-6.8%	-4.8%
Total same-store rental revenues	-9.7%	-8.6%
Movie Gallery same-store rental revenues	-3.3%	-4.4%
Hollywood same-store rental revenues	-13.7%	-11.8%
Total same-store product sales	11.4%	13.4%
Movie Gallery same-store product sales	-11.0%	26.0%
Hollywood same-store product sales	16.0%	11.4%
Store Count:
Beginning of period	4,642	3,889
New store builds	1	—
Stores acquired	—	—
Stores closed	(54)	(404)

End of period	4,589	3,485

Store Closures

We continue to evaluate underperforming and unprofitable stores as part of our restructuring strategies to conserve cash and reduce our overall cost structure. During the thirteen week period ended April 6, 2008, we closed 404 underperforming stores, of which 370 were part of our Phase 2 store closures that we announced on February 4, 2008. On April 2, 2008, we began our Phase 3 store closures affecting approximately 160 store locations which were completed during the second quarter of fiscal 2008. As a result of the Chapter 11 Cases, we were able to reject the lease agreements related to these closed facilities. As of April 6, 2008, we operated 3,485 home video retail stores.

Revenue

For the thirteen week period ended April 6, 2008, consolidated total revenue decreased 14.2% from the comparable period in 2007. The decrease for the thirteen week period ended April 6, 2008 was primarily due to a decrease in the number of weighted-average stores operated and a decrease in consolidated same-store revenue. For the thirteen week period ended April 6, 2008, the number of weighted-average stores operated decreased 18.5%, and consolidated same-store sales decreased 3.8% as compared to the comparable period in 2007. Consolidated same-store sales for the thirteen-week period consisted of an 8.6% decrease in same-store rental revenue, partially offset by a 13.4% increase in same-store product revenue.

Total revenue for the Movie Gallery operating segment for the thirteen week period ended April 6, 2008 decreased 10.1% from the comparable period in 2007. The decrease in revenue for the thirteen week period ended April 6, 2008 was primarily due to a decrease in the number of weighted-average stores operated and a decrease in same-store revenue. For the thirteen week period ended April 6, 2008, the number of weighted-average stores operated decreased 16.0% and same-store sales decreased 1.9% compared to the corresponding period in 2007. Same-store sales for the thirteen-week period consisted of a 4.4% decrease in same-store rental revenue, partially offset by a 26.0% increase in same-store product revenue.

Total revenue for the combined Hollywood and Game Crazy operating segments for the thirteen week period ended April 6, 2008 decreased 16.4% from the comparable period in 2007. The decrease in revenue for the thirteen week period ended April 6, 2008 was primarily due to a decrease in the number of weighted-average stores operated and a decrease in same-store revenue. For the thirteen week period ended April 6, 2008, the number of weighted-average stores operated decreased 21.8% and same-store sales decreased 4.8% compared to the corresponding period in 2007. Same-store sales for the thirteen-week period consisted of an 11.8% decrease in same-store rental revenue, partially offset by an 11.4% increase in same-store product revenue, which included an 11.5% increase in Game Crazy same-store department sales.

We believe the following factors contributed to the decline in our same-store rental revenues:

•	the overabundance of DVD titles available for sale in the marketplace;

•	the growth of online rental and bundled subscription plans, caused in part by aggressive pricing and promotion employed by our competition;

•	the growth of rental DVD-dispensing kiosk machines;

•	the maturation of the DVD life cycle;

•	the slow adoption of Blu-ray discs; and

•

the proliferation of alternative consumer entertainment options, including movies available through video-on-demand, TIVO/DVR, digital cable, satellite TV, broadband, and Internet and broadcast television.

Cost of Sales

The cost of rental revenues includes the amortization of rental inventory, revenue-sharing expenses and the cost of previously viewed rental inventory sold. The gross margins on rental revenue for the thirteen week period ended April 6, 2008 were 67.9% compared to 69.7% for the comparable period in 2007. The primary factors contributing to the decrease in gross margins include a relative increase in rental product amortization resulting from a change in residual values on DVD movies from $4.00 to $3.00, as discussed in Note 2. Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, and a decrease in the percentage of new release movies acquired through revenue-sharing arrangements.

Cost of product sales includes the costs of new video game merchandise and used video game merchandise taken in on trade within the Game Crazy operating segment, new movies, concessions and other goods sold. New movies and new game merchandise typically have a much lower margin than used game merchandise and concessions. The gross margins on product sales are subject to fluctuations in the relative mix of the products that are sold. The gross margins on product sales for the thirteen week period ended April 6, 2008 were 24.3%, which was flat to the comparable period in 2007.

Operating Costs and Expenses

Store operating costs and expenses include store-level operational expense, store labor, closed store expenses, depreciation, advertising, and other store expenses. Operational expense includes store lease payments, utilities, banking fees, repairs and maintenance, and store supplies expense. Store labor expense includes salaries and wages, employment taxes, benefits, and bonuses for our store employees. Store operating expenses increased $28.1 million, or 9.1%, for the thirteen week period ended April 6, 2008 as compared to the comparable period in 2007. As a percentage of total revenues, store operating expenses were 60.5% for the thirteen week period ended April 6, 2008 as compared to 47.6% for the comparable period in 2007.

The following table sets forth store operating costs and expenses as a percent of total revenue:

	For the thirteen weeks ended
	April 1, 2007	April 6, 2008	Net Change
Operational expenses	23.7%	20.9%	-2.8%
Store labor expense	18.7%	17.5%	-1.2%
Lease liability on closed stores	0.2%	19.0%	18.8%
Depreciation expense	2.8%	1.6%	-1.2%
Advertising expense	1.0%	0.7%	-0.3%
Other store expense	1.3%	0.8%	-0.5%

Store operating costs increased primarily due to an increase in closed store rent accruals of $104.3 million for the thirteen weeks ended April 6 2008 compared to the corresponding prior year period, as a result of closure of the 404 stores in the thirteen week period ended April 6, 2008, which was partially offset by a reduction in store operating costs of approximately $57 million as a result of the 18.5% decrease in weighted-average store count and approximately $19 million of decreased expenses as a result of lower year over year per store costs. The $19 million decrease in expenses is comprised of approximately $1 million in reduced labor costs, $6 million in lower depreciation expenses, $9 million in reduced operating store expenses (primarily rent expenses) and $3 million in reduced advertising and other store expenses.

General and Administrative Expenses

General and administrative expenses decreased $4.7 million in the thirteen week period ended April 6, 2008 as compared to the corresponding period in 2007. As a percentage of total revenue, general and administrative expenses were 7.2% for the thirteen week period ended April 6, 2008 compared to 6.9% for the corresponding period in 2007.

The increase in general and administrative expenses as a percentage of total revenue for the thirteen week period ended April 6, 2008 was primarily due to payroll and related expenses. For the thirteen week period ended April 6, 2008, payroll and related expenses decreased by $1.9 million but increased 0.3% as a percentage of revenue compared to the corresponding period in 2007 due to higher health care and bonus costs. As a percentage of revenue, travel and meeting expenses, professional fees and other expenses decreased while other general and administrative expenses remained flat compared to the corresponding period in 2007.

Stock compensation expense primarily represents non-cash charges associated with non-vested stock grants in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Accounting for Stock-Based Compensation, (“FASB Statement No. 123(R)”).

For the thirteen week periods ended April 1, 2007 and April 6, 2008, we recognized $0.7 million and $0.4 million, respectively, in compensation expenses related to service-based stock grants. No compensation expenses were recorded for performance-based stock grants in the thirteen week periods ended April 1, 2007 and April 6, 2008. Total compensation cost related to all non-vested awards that is not yet recognized was $2.1 million at April 6, 2008, with weighted-average remaining service period of approximately two years.

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

Interest Expense, Net

Interest expense, net decreased $20.9 million from $47.8 million for the thirteen week period ended April 1, 2007 to $26.9 million for the thirteen week period ended April 6, 2008. The decrease is primarily attributable to a charge of $17.5 million recognized in the thirteen week period ended April 1, 2007 to write off the unamortized deferred financing costs related to our previous senior credit facility when it was refinanced in the first quarter of 2007.

Reorganization Items, Net

Reorganization items, net in our Condensed Consolidated Statements of Operations represents reorganization charges incurred as a direct result of the Chapter 11 filings. For the thirteen week period ended April 6, 2008, reorganization items, net was a gain of $50.2 million and was comprised of professional fees, non-cash gains and losses resulting from lease rejections and amounts received for the sale of leases on closed stores to new tenants. Professional fees included financial and legal services directly associated with the reorganization process and totaled $17.2 million for the thirteen week period ended April 6, 2008. In the thirteen week period ended April 6, 2008, we received Bankruptcy Court approval to reject 435 leases, resulting in non-cash gains and losses resulting from lease rejections that totaled $66.7 million, which represents the reduction of lease liabilities due to Bankruptcy Court rejections, partially offset by an accrual for claims for damages due to lease rejections, as limited by Section 502(b)(6) of the Bankruptcy Code. We recorded a $0.7 million gain in the thirteen week period ended April 6, 2008 for cash payments received on leases that were sold to new tenants and interest income.

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

In July 2006, the FASB issued FASB Interpretation No. 48. FASB Interpretation No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize a benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requirements for increased disclosures.

We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The adoption of FASB Interpretation No. 48 did not have a material effect on our Condensed Consolidated Balance Sheet or statement of operations. The amount of unrecognized benefits as of April 6, 2008 was $10.0 million, of which $2.4 million would impact our effective rate if recognized. There has not been a material change in the amount of unrecognized benefits in the first quarter of 2008.

The effective tax rate was a provision of 4.8% and 1.2% for the thirteen week periods ended April 1, 2007 and April 6, 2008, respectively. The projected annual effective tax rate is a provision of 1.8%, which differs from the provision of 1.2% for the quarter ended April 6, 2008, due to various state income tax changes. The effective tax rate differs from the statutory rate due primarily to a valuation allowance the Company has established against its deferred tax assets.

Discontinued Operations, Net

On March 5, 2007, we acquired substantially all of the assets, technology, network operations, and customers of MovieBeam, an on-demand movie service, for cash consideration of $3.1 million. However, we were unable to achieve our previously anticipated revenue and customer acquisition levels for MovieBeam and during the third quarter of fiscal 2007, we decided to pursue the sale of the MovieBeam business and communicated this plan to our lenders and financial advisors. In the fourth quarter of fiscal 2007, we ceased operations associated with MovieBeam. In the second quarter of fiscal 2008, we sold MovieBeam’s assets, including certain trademarks and intellectual property associated with its business, for cash consideration of approximately $2.3 million, which was in excess of their carrying value of $2.1 million. The carrying value of these assets is presented in the Assets held for sale caption in our Consolidated Balance Sheet. We have adjusted our financial statements and related notes for the thirteen week period ended April 1, 2007 to classify the $2.4 million net operating loss of this entity as a loss from discontinued operations.

Liquidity and Capital Resources

Summary

Our primary capital needs are for seasonal working capital, debt service, remodeling and relocating existing stores, new technology initiatives, and new store investment. We have historically funded our capital needs primarily by cash flow from operations and borrowings under the revolving portion of our senior credit facilities.

For the thirteen week period ended April 6, 2008, net cash provided by operating activities was $37.8 million as compared to $16.8 million provided by operating activities in the corresponding period in 2007. At April 6, 2008, we had cash and cash equivalents of $82.2 million and $14.9 million in available borrowings under our DIP Credit Agreement.

At January 4, 2009, we had cash and cash equivalents in excess of $30.0 million and $40.0 million in available borrowings under our Revolving Credit Facility.

Post -Chapter 11 Financing Arrangements

On May 20, 2008, we emerged from Chapter 11 by consummating the transactions contemplated by the Plan. In connection therewith, the Reorganized Debtors entered into several financing agreements as described below.

Amended and Restated First Lien Senior Credit Facility

The First Lien Credit Facility is a senior secured credit facility providing for aggregate borrowings of up to $626.5 million (plus accrued and capitalized interest and fees), consisting of $603.0 million aggregate principal amount of term loans (“First Lien Term Loan Facility”), and $23.5 million aggregate principal amount of letters of credit (“Letter of Credit Facility”). The First Lien Credit Facility amended and restated the first lien term loan and letter of credit facility under our March 2007 Credit Facility.

Borrowings under the First Lien Term Loan Facility bear interest at floating interest rates, plus applicable margins that are computed in accordance with the First Lien Term Loan Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest).

The maturity date of the First Lien Term Loan Facility is the earliest of May 20, 2012 or 90 days following the date the aggregate principal amount of the term loans does not exceed $20.0 million.

The First Lien Term Loan Facility requires us to meet certain financial covenants, including an interest coverage test, a leverage test, and a secured leverage test. Each of these covenants is calculated on trailing four quarter results using specific definitions that are contained in the First Lien Credit Facility. In general terms,

•	the interest coverage test is a measurement of Consolidated Adjusted EBITDA (as defined below) relative to cash interest expense;

•

the leverage test is a measurement of total leverage, which includes indebtedness under the First Lien Credit Facility, including amounts drawn under letters of credit, and the Revolving Credit Facility described below, relative to Consolidated Adjusted EBITDA; and

•

the secured leverage test is a measurement of secured leverage, which includes indebtedness under the First Lien Credit Facility, the Second Lien Credit Facility described below, the Revolving Credit Facility, amounts drawn under letters of credit, and any other secured indebtedness relative to Consolidated Adjusted EBITDA.

For purposes of the First Lien Credit Facility, Consolidated Adjusted EBITDA means our consolidated net income plus interest expense, income taxes, depreciation expense and amortization expense and after giving effect to certain other adjustments described more specifically in the First Lien Credit Facility.

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

On October 6 and 7, 2008, we entered into conversion agreements with certain holders of term loans under our First Lien Credit Facility, pursuant to which such holders assigned approximately $159.0 million aggregate principal amount of term loans (including accrued and unpaid interest thereon) to us. As a result of the assignment, the assigned term loans converted into approximately 15.9 million shares of our New Common Stock at a price of $10 per share. In connection with the conversion, our Audit Committee, with the assistance of a third-party advisory firm, evaluated the fairness of the conversion price from a financial point of view.

Between December 26, 2008 and January 7, 2009, we have repurchased, or are under contract to repurchase, approximately $45.4 million in outstanding principal amount of term loans under our First Lien Credit Facility from an unaffiliated third party. After retirement of these term loans repurchased by us, the principal amount of term loans outstanding under the First Lien Credit Facility is approximately $402.5 million.

Amended and Restated Second Lien Credit Facility

The Second Lien Credit Facility is a senior secured credit facility that provides for term loans in an aggregate principal amount not to exceed $117.1 million. The Second Lien Credit Facility amended and restated the second lien facility that was part of our March 2007 Credit Facility.

Borrowings under the Second Lien Credit Facility bear interest at floating interest rates, plus applicable margins that are computed in accordance with the Second Lien Credit Facility. The applicable margin generally increases over time and is also subject to increase to the extent we elect to pay interest by adding the amount of such interest to the principal amount of the term loans (payment-in-kind interest).

The maturity date of the Second Lien Credit Facility is the earlier of November 20, 2012 or the date that the term loans under the First Lien Credit Facility become due and payable in full, whether by acceleration or otherwise.

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

Loans under the Revolving Credit Facility bear interest at floating interest rates plus applicable margins that are computed in accordance with the Revolving Credit Facility. In addition, we must pay annual commitment fees equal to the average of the daily difference between the revolving commitments and the aggregate principal amount of all outstanding revolving loans, multiplied by 0.375%.

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

The Revolving Credit Facility contains customary operational covenants for revolving facilities of this type and also requires us to meet the financial covenants contained in the First Lien Term Loan Facility. Please refer to the Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008 for a further description of these operational covenants.

Seasonal Overadvance Facility

The Seasonal Overadvance Facility is a facility pursuant to which Sopris agreed to support up to $25.0 million in letters of credit during the period between September 2008 and January 2009, which is referred to as the Commitment Period. During the Commitment Period, we may elect to provide certain studios and game vendors with whom we conduct business with letters of credit, which may be drawn upon if we fail to make timely payments of certain amounts due. Additionally, in the event a vendor draws on a letter of credit, we will be obligated to pay Sopris an amount equal to the amount of the drawing, plus certain additional consideration in the form of warrants.

As of January 4, 2009, there are $24.0 million in letters of credit outstanding under the Seasonal Overadvance Facility, of which none have been drawn upon. In consideration for supporting these letters of credit, we have issued warrants to purchase 82,800 shares of New Common Stock at a purchase price of $10.00 per share to Sopris.

Chapter 11 Financing Arrangements

DIP Credit Agreement (As Amended)

In connection with the Chapter 11 Cases, we entered into a $150.0 million DIP Credit Agreement with certain of our subsidiaries (all of whom were debtors) as Guarantors, and lenders and agents from time to time party thereto.

The DIP Credit Agreement provided for (i) a $50 million revolving loan and letter of credit facility (“the Revolving Facility”) and (ii) a $100 million term loan. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to refinance our revolver under our March 2007 Credit Facility, pay certain transactional expenses and fees incurred by us and support our working capital needs, including for general corporate purposes.

Advances under the DIP Credit Agreement bore interest, at the borrower’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus 2.50% per annum or (ii) at the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement) plus 3.50% per annum.

At April 6, 2008, we had $85.1 million outstanding under the DIP Credit Agreement.

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

We sometimes collectively refer to the revolver, the first lien term loan and the first lien letter of credit facility as the first lien facilities.

Under the terms of the first lien credit agreement, our filing of the Chapter 11 Cases created an event of default. Upon the filing of the Chapter 11 Cases, the lenders’ obligations to loan additional money to us under the March 2007 Credit Facility terminated and the outstanding principal balance of all loans and other obligations under the first lien facilities became immediately due and payable. Accordingly, we have classified the outstanding balance of $611.0 million under the first lien facilities as a current liability at April 6, 2008.

The filing of the Chapter 11 Cases also created an event of default under our second lien term loan. Under the terms of the second lien credit facility, the entire principal balance of all loans and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. Accordingly, we classified the outstanding balance of $190.2 million under the second lien term loan as a current liability at April 6, 2008.

The first lien term loan and letter of credit facility and second lien term loan were amended and restated as discussed above in connection with our emergence from Chapter 11 on May 20, 2008.

For additional information regarding the terms of our March 2007 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

11% Senior Notes due 2012

The filing of the Chapter 11 Cases also created an event of default under our 11% Senior Notes due 2012 (“11% Senior Notes”). Under the terms of the 11% Senior Notes, the outstanding principal balance of all of the 11% Senior Notes and other obligations became due and payable as a result of the filing of the Chapter 11 Cases. The 11% Senior Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $325 million 11% Senior Notes as a liability subject to compromise as of April 6, 2008.

On the Effective Date, the 11% Senior Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of 11% Senior Notes received equity in the Reorganized Debtors.

9.625% Senior Subordinated Notes due 2011

The filing of the Chapter 11 Cases created an event of default under Hollywood’s 9.625% senior subordinated notes due 2011 (“Senior Subordinated Notes”). Under the terms of the Senior Subordinated Notes, the outstanding principal balance of all of the Senior Subordinated Notes and other obligations became immediately due and payable as a result of the filing of the Chapter 11 Cases. The Senior Subordinated Notes were treated as an unsecured liability of the Reorganized Debtors, and accordingly, we classified our $0.5 million in Senior Subordinated Notes as a liability subject to compromise as of April 6, 2008.

On the Effective Date, the 9.625% Senior Subordinated Notes were canceled and the indentures governing such securities were terminated. Under the Plan, holders of the Senior Subordinated Notes received equity in the Reorganized Debtors.

Other

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Reorganized Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Moreover, the Plan and Confirmation Order discharged all pre-petition debts and liabilities not dealt with under the Plan and created an injunction against collecting such debts.

Liquidity

Our liquidity is dependent upon our cash flows from store operations, access to the Revolving Credit Facility, Seasonal Overadvance Facility and vendor financing. Historically, we maintained favorable payment terms with our vendors, which had been a significant source of liquidity for us. During fiscal 2006 and 2007, and continuing into the first quarter of 2008, we experienced significant vendor terms contraction, which eroded our working capital capacity. Due to our non-compliance with the covenants contained in the March 2007 Credit Facility and the filing of the Chapter 11 Cases, many of our significant vendors discontinued extending us trade credit, requiring us to pay for product before it was shipped, and we experienced additional tightening of terms with other vendors. Subsequent to the Effective Date, we have negotiated substantially improved terms with most of our vendors. Based on our year to date results of operations for fiscal 2008, we will likely be required to reduce our purchases of inventory and other uses of working capital that we fund with borrowings under the Revolving Credit Facility and the Seasonal Overadvance Facility in order to remain in compliance with our financial covenants.

The credit and capital markets have recently experienced adverse conditions. Continuing volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions and assuming we are able to adjust our working capital needs to remain in compliance with our financial covenants, we believe that the Revolving Credit Facility and the Seasonal Overadvance Facility, together with improved cash operating results, will provide sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, our business strategy, especially our operational restructuring activities, and no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt, obtain new funding sources or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be effectuated on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments.

Other Liquidity

We have made cash payments during the course of fiscal 2008 of approximately $14 million for employee retention and severance programs related to changes in our management team and consolidation of certain corporate functions, and for professional services associated with our various business and operational improvement activities.

Due to our significant operating losses for fiscal year 2007 and the first quarter of fiscal 2008, as well as our liquidity position, we reduced planned capital and maintenance expenditures for, among other things, projects related to our management information systems infrastructure. We cannot make assurances that our business will not be adversely affected should this reduction in capital and maintenance expenditures contribute to a failure of our management information systems to perform as expected.

Classification of Debt

At April 6, 2008, all of our pre-petition debt was in default, and a portion of it subject to compromise. The following table classifies our pre-petition debt in terms of whether it was subject to compromise:

April 6, 2008
(in millions)
Short-term debt and long-term debt not subject to compromise:
First lien credit facility	$611.0
Second lien credit facility	190.2
DIP term loan	85.1
Other	1.0

Total debt not subject to compromise	887.2

Long-term debt subject to compromise:
11% Senior Notes due 2012 (net of deferred financing fees and discount)	313.3
Hollywood 9.625% Senior Subordinated Notes due 2011	0.5

Total long-term debt subject to compromise	313.8

Total outstanding debt	$1,201.0

Pursuant to the requirements of AICPA Statement of Position 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code, as of the filing of the Chapter 11 Cases, deferred financing fees of $8.8 million related to pre-petition debt determined to be subject to compromise are no longer being amortized and have been included as an adjustment to the net carrying value of the related pre-petition debt at April 6, 2008. The carrying value of the pre-petition debt will be adjusted in future reporting periods at the point that it becomes an allowed claim under the Plan to the extent the carrying value differs from the amount of the allowed claim.

Statement of Cash Flow Data

	For the Thirteen Weeks Ended
	April 1, 2007	April 6, 2008
	($ in thousands)
Statements of Cash Flow Data:
Net cash provided by operating activities	$16,783	$37,762
Net cash used in investing activities	(4,228)	(1,614)
Net cash used in financing activities	(18,172)	(15,259)

Operating Activities

The increase in net cash provided by operating activities for the thirteen week period ended April 6, 2008 compared to the corresponding period in 2007 was primarily due to favorable trends in the use of cash for accounts payable and reduced rental inventory purchases, which were partially offset by changes in operating income. Operating income was lower for the thirteen week period ended April 6, 2008 corresponding to the same period in 2007 primarily due to non-cash costs related to our store closure activities, as well as reorganization costs paid to professionals related to our reorganization efforts. This was partially offset by store-level cost savings attributable to the reduction in the number of our stores.

Investing Activities

Net cash used in investing activities includes the cost of business acquisitions, new store builds and other capital expenditures. For the thirteen week period ended April 6, 2008, net cash used for investing activities was $1.6 million for improvements to our existing store base as compared to $4.2 million in the corresponding period in 2007 of which $3.1 million was used for business acquisitions and $1.1 million for miscellaneous capital expenditures.

Capital expenditure requirements for the 2008 fiscal year are estimated at $15.0 million mainly for improvements to our existing store base.

Financing Activities

Net cash flow used in financing activities for the thirteen week period ended April 6, 2008 was $15.3 million, which included $14.9 million of principal payments on our DIP credit facility. Net cash flow used in financing activities for the thirteen week period ended April 1, 2007 was $18.2 million, consisting primarily of $775.0 million in proceeds from the issuance of long term debt, offset by $754.9 million of payments on long term debt, $23.2 million incurred for debt financing costs and $15.0 million for repayments on credit facilities.

At April 6, 2008, we had a working capital deficit of $0.7 billion. This is primarily due to the reclassification of most of our long-term debt as a current liability and, to a much lesser extent, the accounting treatment of rental inventory. Rental inventory is treated as a non-current asset under accounting principles generally accepted in the United States because it is a depreciable asset. Although the rental of this inventory generates a majority of our revenue, the classification of this asset as non-current results in its exclusion from working capital. However, accounts payable incurred in connection with purchases of this inventory are reported as a current liability until paid and accordingly is recognized as a reduction in working capital.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations, which provides guidance on changes to business combination accounting. FASB Statement No. 141(R) includes requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, expense acquisition-related transaction costs, and recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values. FASB Statement No. 141(R) is effective for us for any business combination transaction for which the acquisition date is on or after our fiscal year beginning January 5, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FASB Statement No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (“OCI”) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts, or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for us as of our fiscal year beginning January 5, 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. We are in the process of evaluating the effect of FASB Statement No. 161 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FASB 142-3, Determination of Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for us for our fiscal year beginning January 5, 2009. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. 90-7-a, An Amendment of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“FSP SOP No. 90-7-a”), which applies to entities that are required to apply fresh-start reporting under SOP 90-7. This FSP amends SOP 90-7 to eliminate the requirement that changes in accounting principles required in financial statements of an entity emerging from bankruptcy reorganization within the 12 months following the adoption of fresh-start reporting are required to be adopted at the time fresh-start reporting is adopted. As a result of FSP SOP No. 90-7-a, an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence. FSP SOP No. 90-7-a is effective for financial statements issued subsequent to April 24, 2008. We do not believe that the adoption of FSP SOP No. 90-7-a will have a material impact on our consolidated financial position, results of operations, or cash flows in the second quarter of 2008.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008. There have been no significant changes to our critical accounting policies during the thirteen week period ended April 6, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions and those possessing the most subjectivity relate to our accounting while in Chapter 11 of the Bankruptcy Code, the residual values and useful lives of rental inventory, useful lives of fixed assets and other intangibles, estimated accruals related to revenue-sharing titles subject to performance guarantees, revenues generated by customer programs and incentives, valuation allowances for deferred tax assets, estimated cash flows used to test goodwill and long-lived assets for impairment, the allocation of the purchase price to the fair value of net assets of acquired businesses, share-based compensation and contingencies. Actual results could differ materially from these estimates and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weaknesses in our internal control over financial reporting identified during our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ended January 6, 2008. To address these control weaknesses, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States contained herein. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified two material weaknesses in our internal control over financial reporting as of January 6, 2008 that are in the process of being remediated as of April 6, 2008, as described further below. This section of Item 4. “Controls and Procedures,” should be read in conjunction with Item 9A(T). “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008 for additional information on Management’s Report on Internal Controls Over Financial Reporting.

Plan for Remediation of Material Weaknesses

Ineffective Controls Over Lease Accounting

As previously reported, there was a material weakness in our internal control over financial reporting related to controls over lease accounting as of December 31, 2006. This material weakness was not remediated during fiscal 2007 or in the thirteen week period ended April 6, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred since the changes disclosed in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At April 6, 2008 the legal contingencies reserve was $2.1 million, of which $1.0 million relates to pre-Hollywood acquisition contingencies.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended January 6, 2008 includes a detailed discussion of our risk factors, which could materially affect our business, financial condition or future results. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008. The risks described in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008 and the information presented below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business financial condition and/or operating results.

We are no longer required to file periodic reports with the Securities and Exchange Commission under the Exchange Act and have taken steps to de-register our stock under Section 12(g) of the Exchange Act, which may adversely affect the market for shares of the New Common Stock.

Because we have fewer than 300 stockholders, we are not obligated to file periodic reports (Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K) with the SEC. However, because we are not obligated to make these filings with the SEC, under the terms of the Plan, we are required to make available to stockholders reports that are the same or substantially similar in content to those SEC reports. We also have made the necessary SEC filing to cause the de-registration of our New Common Stock under Section 12(g) of the Exchange Act. When the de-registration is effective, we will no longer be required to comply with other substantive requirements of the Exchange Act, including those relating to proxy solicitations and tender offers. Although our stockholders will continue to have access to information regarding the company and our financial performance, the discontinuance of our SEC filings and the de-registration may inhibit the ability of our stockholders to trade shares of our New Common Stock in the open market, as potential investors may not be willing to own shares in a company that is not subject to the reporting and other requirements of the Exchange Act.

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

Movie Gallery, Inc.

(Registrant)

Date: January 8, 2009	/s/ Lucinda M. Baier
Lucinda M. Baier
Executive Vice President and
Chief Financial Officer